Form 10QSB
period 1996-06-30
STRATASYS INC
filed 1996-08-13
CIK 915735

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended       June 30, 1996

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ______________ to _________________

             Commission file number      1-13400

                                 STRATASYS, INC.
                 (Name of Small Business Issuer in Its charter)

           Delaware                                              36-3658792
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

           14950 Martin Drive, Eden Prairie, Minnesota  55344
                    (Address of Principal Executive Offices)

                                 (612) 937-3000
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X      No


     As of August 7, 1996, the Issuer had 5,337,124 shares of Common Stock, $.01 par value, outstanding.

     Transitional Small Business Disclosure Format:

Yes          No   X


                                 Stratasys, Inc.


                                      Index


Part I.   Financial Information

Item 1.   Financial Statements                                            Page

          Balance Sheets as of June 30, 1996 and December 31, 1995. . . . . 1

          Statements of Operations for the three months and
          six months ended June 30, 1996 and 1995. . . . . . . . . . . . . .2

          Statements of Cash Flows for the six months ended
          June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . .3

          Notes to Financial Statements. . . . . . . . . . . . . . . . . . .4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . . .5


Part II.  Other Information

Item 4.   Matters Submitted to Security Holders. . . . . . . . .8

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .9

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 10







ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

BALANCE SHEETS


                                                                 JUNE 30,         DECEMBER 31,
                                                                   1996              1995
                                                                (UNAUDITED)        (AUDITED)
                                                               ------------      ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                  $  3,792,249      $  4,726,056
    Marketable securities                                         6,409,550         6,309,048
    Accounts receivable, less allowance for doubtful
       accounts of $130,000 in 1996 and 1995                      4,856,510         2,769,010
    Inventories                                                   2,240,368           907,319
    Prepaid expenses                                                203,524           119,423
                                                               ------------      ------------
        Total current assets                                     17,502,201        14,830,856
                                                               ------------      ------------

MACHINERY AND EQUIPMENT, less
    accumulated depreciation                                      1,411,042         1,112,328
                                                               ------------      ------------

OTHER ASSETS
    Deposits                                                         52,124            41,124
    Intangible assets                                             4,272,840         3,910,960
                                                               ------------      ------------
                                                                  4,324,964         3,952,084
                                                               ------------      ------------

                                                               $ 23,238,207      $ 19,895,268
                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion      $    145,493      $    157,449
    Accounts payable and other current liabilities                2,240,846         1,661,517
    Unearned maintenance revenue                                    649,684           371,570
                                                               ------------      ------------
        Total current liabilities                                 3,036,023         2,190,536
                                                               ------------      ------------

OBLIGATIONS UNDER CAPITALIZED LEASES, less current portion          112,123           182,520
                                                               ------------      ------------

STOCKHOLDERS' EQUITY
   Preferred stock, Series A, voting, $.01 par value,
     authorized, issued and outstanding 264,000 shares                                  2,640
  Common Stock, $.01 par value, authorized 15,000,000
     shares,  issued and outstanding 5,288,424 shares
     in 1996 and 4,233,876 shares in 1995                            52,884            42,339
   Capital in excess of par value                                25,947,474        22,024,604
   Accumulated deficit                                           (3,964,297)       (4,547,371)
   Notes due on common stock purchases                           (1,946,000)
                                                               ------------      ------------
        Total Stockholders' Equity                               20,090,061        17,522,212
                                                               ------------      ------------

                                                               $ 23,238,207      $ 19,895,268
                                                               ============      ============

See notes to financial statements.


STRATASYS, INC.

STATEMENTS OF OPERATIONS


                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                              ---------------------------        -------------------------
                                                1996             1995             1996             1995
                                             (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                             -----------      -----------      -----------      -----------
SALES                                        $ 5,316,879      $ 2,128,003      $ 8,069,344      $ 3,819,099

COST OF GOODS SOLD                             1,870,301          824,283        2,778,704        1,448,896
                                             -----------      -----------      -----------      -----------

GROSS PROFIT                                   3,446,578        1,303,720        5,290,640        2,370,203

COSTS AND EXPENSES
     Research and development                    843,246          513,161        1,436,267          951,767
     Selling, general and administrative       2,141,540          868,030        3,517,991        1,653,609
                                             -----------      -----------      -----------      -----------
                                               2,984,786        1,381,191        4,954,258        2,605,376
                                             -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS)                          461,792          (77,471)         336,382         (235,173)
                                             -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
     Interest income                             119,888           43,163          265,384           93,383
     Interest expense                             (8,769)         (24,999)         (18,692)         (31,095)
                                             -----------      -----------      -----------      -----------
                                                 111,119           18,164          246,692           62,288
                                             -----------      -----------      -----------      -----------

NET INCOME (LOSS)                            $   572,911      $   (59,307)     $   583,074      $  (172,885)
                                             ===========      ===========      ===========      ===========

EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
        Primary                              $      0.10      $     (0.02)     $      0.11      $     (0.05)
                                             ===========      ===========      ===========      ===========
        Fully diluted                        $      0.10      $     (0.02)     $      0.10      $     (0.05)
                                             ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
        Primary                                5,669,015        3,393,534        5,495,771        3,382,434
                                             ===========      ===========      ===========      ===========
        Fully diluted                          5,725,264        3,393,534        5,659,117        3,382,434
                                             ===========      ===========      ===========      ===========

See notes to financial statements.



STRATASYS, INC.

STATEMENTS OF CASH FLOWS


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                            1996             1995
                                                                         (UNAUDITED)      (UNAUDITED)
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $   583,074      $  (172,885)

  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
        Depreciation and amortization                                        181,358           99,043
        Amortization of intangibles and other assets                         232,129           96,635
        Bad debts                                                                              32,100
        Increase (decrease) in cash attributes to
          changes in assets and liabilities
            Accounts receivable                                           (2,087,500)        (569,570)
            Inventory                                                     (1,333,049)        (118,849)
            Prepaid expenses                                                 (84,101)         (21,510)
            Accounts payable and other current liabilities                   579,329           61,447
            Advance deposits from customers                                                       500
            Unearned maintenance revenue                                     278,114           73,757
                                                                         -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                                     (1,650,646)        (519,332)
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of marketable securities                                      (100,502)
  Proceeds from the sale of machinery and equipment                                            40,775
  Acquisition of machinery and equipment                                    (480,072)        (363,363)
  Payments of deposits, net                                                  (11,000)         (14,518)
  Payments for intangible assets                                            (594,009)        (580,075)
                                                                         -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                     (1,185,583)        (917,181)
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                         (82,353)         (82,817)
  Proceeds from the sale of common stock                                   1,984,775          522,666
                                                                         -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,902,422          439,849
                                                                         -----------      -----------

NET DECREASE IN CASH                                                        (933,807)        (996,664)

CASH AND CASH EQUIVALENTS, beginning of period                             4,726,056        4,635,209
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                 $ 3,792,249      $ 3,638,545
                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
    cash paid during the period for interest                             $    18,692      $    31,095
                                                                         ===========      ===========

SUPPLEMENTAL SCHEDULES OF  NONCASH INVESTING
 AND FINANCING ACTIVITIES
   During the six months ended June 30, 1996, the Company
     issued common stock in exchange for note receivables                $ 1,946,000      $      --
                                                                         ===========      ===========

   During the six months ended June 30, 1996, the Company
     issued common stock in exchange for preferred stock outstanding     $     3,794      $      --
                                                                         ===========      ===========

   During the six months ended June 30, 1995, the
     Company ender into capital lease agreements
     for the acquisition of machinery and equipment                      $      --        $   363,602
                                                                         ===========      ===========

   During the six months ended June 30, 1995, the Company
     issued common stock for the acquisition of intangible assets        $      --        $ 2,500,000
                                                                         ===========      ===========

See notes to financial statements.



NOTES TO FINANCIAL STATEMENTS

     Note 1 -- Basis of Presentation

     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended June 30, 1996 and the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1995, filed as part of the Company's Annual Report on Form 10-KSB for such year.

     Note 2 -- Common Stock

     In January 1996, the Company's sole preferred stockholder converted all 264,000 issued and outstanding shares of the Company's preferred stock into 379,437 shares of its common stock.

     In the six months ended June 30, 1996, the Company received net proceeds of approximately $1,985,000 from the exercise of 198,450 warrants at prices ranging from $5.80 to $18.00 per share and 76,661 options at prices ranging from $1.59 to $7.00 per share.

     In May 1996, the Company issued 400,000 shares of the Company's common stock upon exercise of warrants at prices ranging from $3.00 to $8.00 per share, and in lieu of cash, the Company received notes for the exercise price of the stock plus interest at a rate of prime plus 5%. The notes are collaterized by 50% of the shares issued. Subsequent to June 30, 1996, these notes have been fully paid.


      Note 3--- Facility

     In March 1996, the Company took possession of 4,752 square feet of additional office and production space as part of an amended lease agreement with its present landlord. Future minimum lease payments will be increased annually by approximately $39,000. Subsequent to June 30, 1996, the Company took possession of 5,602 square feet of additional office and production space under this amended lease. Future minimum lease payments will be increased annually by approximately $41,000.

     Note 4--Subsequent Event

     Subsequent to June 30, 1996, the Company entered into a capital lease agreement for the purchase of production equipment. The lease term is for 3 years with minimum lease payments of approximately $53,000 per year.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995.

     Sales for the three months ended June 30, 1996 totaled $5,316,879 compared with sales of $2,128,003 recorded in the three months ended June 30, 1995, an increase of $3,188,876, or 149.9%. Revenue for the second quarter of 1996 was the highest in the history of the Company. The increase over the comparable 1995 period was largely attributable to the continued sales growth of the Company's FDM(R) 1650 series of rapid prototyping systems. The FDM 1650, which was introduced in March 1996, replaced the FDM 1600 and offers multiple engineering materials, including ABS, combined with significant improvements in through-put. The Company also recorded revenue from its first shipments of the Genisys(TM) 3D Printer, a product that was developed by IBM and purchased by the Company in January 1995. Gross margins increased by $2,142,858, or 164.4%, to $3,446,578 for the three months ended June 30, 1996, from $1,303,720 for the three months ended June 30, 1995. As a percentage of sales, gross margins improved to 64.8% for the three months ended June 30, 1996, as compared with 61.3% for the three months ended June 30, 1995. The improvement to the Company's gross margin was largely due to reductions in material costs combined with a higher selling price for the Company's FDM 1650 product. The cost reductions were achieved through both engineering design changes as well as purchasing efficiencies. In addition to the cost reduction to the material component of cost of goods sold, direct labor and manufacturing overhead together equaled 8.7% of sales for the three months ended June 30, 1996, declining from 9.8% of sales for the three months ended June 30, 1995. This reduction was largely volume related as the Company was able to efficiently utilize its expanded manufacturing facility and spread its fixed costs over a larger revenue base.

      Selling, General and Administrative ("SG&A") expenses increased to $2,141,540 for the three months ended June 30, 1996, from $868,030 in the comparable 1995 period. This represents a $1,273,510, or 146.7%, increase in SG&A expenses for the 1996 period as compared with the 1995 period. Selling compensation and related payroll expense, including commissions earned on higher sales, increased by 124.2% for the 1996 period as compared with the 1995 period. In 1995 the Company began to expand its domestic and international sales staffs. This has continued into the second quarter of 1996. The Company has also established a domestic distributor network for its Genisys product. Non-selling compensation in SG&A increased by 231.2% for the three months ended June 30, 1996 compared with the three months ended June 30, 1995, as the Company added a Chief Operating Officer and a new product development group. As a result of the expanded sales staff, higher sales activity, and new product introductions, travel expenses increased by 55.5% to $199,268 for the three months ended June 30, 1996 as compared to $128,133 in the same 1995 period. Promotional activities, recruiting, and amortization expenses increased to $206,588, $52,307 and $147,230, respectively, for the three months ended June 30, 1996, compared with $60,687, $27,979 and $48,341, respectively, for the three months ended June 30, 1995. SG&A expenses were 40.3% of sales for the three months ended June 30, 1996, compared with 40.8% for the three months ended June 30, 1995.

    Research and Development ("R&D") expenses increased to $843,246 for the three months ended June 30,1996, from $513,161 for the three months ended June 30, 1995, a $330,085, or 64.3% increase. R&D compensation and payroll-related expenses increased by 26.1% for the three months ended June 30, 1996 as compared with the comparable 1995 period, while expenses for contract labor increased by 209.3% in the same period. Travel expenses increased by 219.3% to $85,061 for the three months ended June 30, 1996 as compared with $26,641 for the three months ended June 30, 1995. Most of this travel was required to coordinate the activities of the New York R&D facility with the Minneapolis facility. Depreciation expense increased to $50,478 for the three months ended June 30, 1996, from $22,689 for the comparable 1995, while tooling expense declined by $38,321 in the 1996 period as compared with 1995. As a percentage of sales, R&D expenses amounted to 15.9% and 24.1% of sales for the three months ended June 30, 1996 and June 30, 1995, respectively. For the three months ended June 30, 1996, the Company capitalized $234,693 of software development costs, in accordance with FASB 86, as compared with $316,756 that was capitalized for the comparable 1995 period. Total expenditures related to the New York R&D facility amounted to $537,394 for the three months ended June 30, 1996. Of this, $213,023 was capitalized in accordance with FASB 86.

     The Company's operating income for the three months ended June 30, 1996 amounted to $461,792 compared with an operating loss of $77,471 for the three months ended June 30, 1995. Net interest income amounted to $111,119 for the three months ended June 30, 1996, as compared with net interest income of $18,164 for the comparable 1995 period.

     The Company's net income for the three months ended June 30, 1996, amounted to $572,911, or 10.8% of sales, compared with a net loss of $59,307, or 2.8% of sales, for the comparable 1995 period. The earnings per share for the three months ended June 30, 1996, amounted to $.10 on fully-diluted weighted average number of common and common equivalent shares outstanding of 5,725,264 as compared with a loss per share of $.02 on weighted average number of common and common equivalent shares outstanding of 3,393,534 for the 1995 period.

     SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30,
1995.

     Sales for the six months ended June 30, 1996 increased to $8,069,344 compared with sales of $3,819,099 for the six months ended June 30, 1995, an increase of $4,250,245, or 111.3%. While the FDM 1650 and associated software, maintenance, and materials revenue accounted for the majority of this revenue growth, the Company's reported revenue also benefited from the first sales of its Genisys 3D Printer. Gross margins increased to $5,290,640 for the first six months of 1996 from $2,370,203 for the comparable 1995 period, an increase of $2,920,437, or 123.2%. Gross margin as a percentage of sales improved to 65.6% of sales for the first six months of 1996 compared with 62.1% of sales for the first six months of 1995. The improvement to the Company's gross margin was largely due to reductions in material costs combined with a higher selling price for the Company's FDM 1650 product. The cost reductions were achieved through both engineering design changes as well as purchasing efficiencies. Direct labor and manufacturing overhead increased to 9.2% of sales for the first six months of 1996 compared with 8.6% for the first six months of 1995. The Company was not able to fully benefit from its expanded manufacturing facility until the second quarter of 1996. The Company's combined direct labor and manufacturing overhead amounted to 8.7% of sales in the second quarter of 1996, a considerable improvement from the 10.1% recorded in the first quarter of 1996.

     SG&A expenses increased to $3,517,991 for the six months ended June 30, 1996 compared with $1,653,609 for the six months ended June 30, 1995, an increase of $1,864,382, or 112.7%. The 112.7% increase in SG&A expenses for the first half of 1996 slightly exceeded the revenue growth experienced by the Company for the same period. Selling compensation and related payroll expense, including commissions earned on higher sales, increased by 88.4% for the six months ended June 30, 1996 as compared with the 1995 period. Non-selling compensation in SG&A increased by 189.5% for the six months ended June 30, 1996 as compared with the six months ended June 30, 1995, as the Company added a new Chief Operating Officer and a new product development group to its existing staff. Due largely to the Company's expanded sales staff, the establishment of a new dealer network, and higher sales activity, travel expenses increased by 52.0% to $376,484 for the first six months of 1996 from $247,655 for the comparable 1995 period. Commissions earned by distributors increased to $222,474 for the first six months of 1996 compared with $0 in the comparable 1995 period. Promotional expense, including the expenses associated with the Genisys product introduction, increased to $132,456 for the first six months of 1996 compared with $25,966 incurred by the Company for the comparable 1995 period, and trade show expense increased by $49,781, or 54.2%, to $141,546 for the first six months of 1996 compared with $91,765 incurred in the comparable 1995 period. Amortization expense, primarily amortization of the purchase price of the rapid prototyping assets acquired from IBM, increased to $232,129 for the six months ended June 30, 1996 compared with $96,635 for the six months ended June 30, 1995. SG&A expenses increased to 43.6% of sales for the six months ended June 30, 1996 from 43.3% for the six months ended June 30, 1995.

     R&D expenses increased to $1,436,267 for the six months ended June 30, 1996, from $951,767 for the six months ended June 30, 1995, an increase of $484,500, or 50.9%. Salaries, wages, and related payroll expense increased by 28% for the first six months ended June 30, 1996 compared with the comparable 1995 period. Contract labor increased by 51.6% to $188,611 for the six months ended June 30, 1996, compared with $124,376 incurred for the six months ended June 30, 1995. Travel expenses increased to $176,533 for the six months ended June 30, 1996 from $43,620 incurred in the six months ended June 30, 1995, an increase of 304.7%. Most of the 1996 travel was incurred to coordinate the activities of the New York R&D facility with the Minneapolis facility. R&D expenses declined to 17.8% of revenue for the six months ended June 30, 1996 from 24.9% of revenue for the six months ended June 30, 1995. For the six months ended June 30, 1996, the Company capitalized $559,464 of software development costs, in accordance with FASB 86, as compared with $580,076 that was capitalized for the comparable 1995 period. Total expenditures related to the New York R&D facility amounted to $1,021,845 for the six months ended June 30, 1996. Of this, $443,929 was capitalized in accordance with FASB 86.

     The Company's operating income for the six months ended June 30, 1996 amounted to $336,382, or 4.2% of sales, compared with an operating loss of $235,173, or 6.2% of sales, for the six months ended June 30, 1995. Net interest income totaled $246,692 for the six months ended June 30, 1996 compared with net interest income of $62,288 for the six months ended June 30, 1995.

     The Company's net income for the six months ended June 30, 1996 amounted to $583,074, or 7.2% of sales, compared with a net loss of $172,885, or 4.5% of sales, for the six months ended June 30, 1995. The earnings per share for the six months ended June 30, 1996 was $.10 on fully-diluted weighted average number of common and common equivalent shares outstanding of 5,659,117 as compared with a loss per share of $.05 on weighted average number of common and common equivalent shares outstanding of 3,382,434 for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash deficits from its operations for the six months ended June 30, 1996 and 1995 were $1,650,646 and $519,332, respectively. A significant increase in accounts receivable and inventory accounted for $2,087,500 and $1,333,049, respectively, of the cash deficit for the six months ended June 30, 1996, while an increase in the Company's trade payables and other current liabilities generated $579,329 of cash in the same 1996 period. Increases in accounts receivable and inventory of $569,570 and $188,849, respectively, accounted for most of the cash used for the six months ended June 30, 1995. In its investing activities, the Company, in the first six months of 1996 used $1,185,583 in cash, including $480,072 for the acquisition of machinery and equipment and $594,009 for payments for intangible assets, $559,465 of which were for the capitalization of software costs in accordance with FASB 86. The Company used $917,181 in investing activities for the six months ended June 30, 1995, including $363,363 for the acquisition of machinery and equipment and $580,075 for payments for capitalized software costs. Net cash provided by the Company's financing activities was $1,902,422 for the six months ended June 30, 1996, as compared to $439,849 for the six months ended June 30, 1995. In the 1996 period, the Company received net proceeds of $1,984,775 from the exercise of 76,661 options and 198,450 warrants and used $82,353 for payments under capitalized leases. For the six months ended June 30, 1995 the Company received net proceeds from the sale of common stock of $522,666, and used $82,817 for payments under capitalized leases. Net cash for the six months ended June 30, 1996, decreased by $933,807, compared with a net cash decrease of $996,664 for the six months ended June 30, 1995.

     At June 30, 1996, the Company's cash and cash equivalents and marketable securities balances totaled $10,201,799. This cash will be used by the Company for additional working capital, for expansion of facilities, for new product introduction and development, for acquisition of production equipment and computers, and for increased selling and marketing activities. Management believes that the Company's revenue from operations, its current cash and cash equivalents balance, and the proceeds from the sale of short term marketable securities should provide sufficient cash resources to finance its operations for at least 24 months.

     The Company introduced three new products in March 1996- the FDM 1650, the Genisys 3D Printer, and the Stratasys 8000. The Company began shipments of the FDM 1650 in March 1996. The Company began shipments of the Genisys 3D Printer in June 1996. The Stratasys 8000 is a system that builds larger prototypes than the Company's current FDM series of rapid prototyping machines. Shipments of the Stratasys 8000 are targeted to commence as early as the fourth quarter of 1996. Technical, production, or quality problems could arise, however, that could delay the shipments of the Stratasys 8000. Although the Company believes that there is a significant market for the Stratasys 8000 and Gensisys, there can be no assurance that such market acceptance will occur. Therefore, the Company cannot predict whether it will derive significant revenue from the sale of these two products.

     As of June 30, 1996, the Company had net accounts receivable of $4,856,510 and inventories of $2,240,368. Total current assets were $17,502,201 compared with total current liabilities of $3,036,023. The balance sheet indicates that the Company has a high current ratio. The Company estimates that it will spend approximately $1,000,000 in 1996 on expansion of its production capacity, facility's expansion, and the acquisition of production equipment and computers. As of June 30, 1996, material commitments for the acquisition of production equipment through a capital lease amounted to approximately $110,000. The Company also has commitments for facility expansion and the installation of a new computer system for which the Company expects to spend approximately $95,000 in the third quarter of 1996.

     This report contains certain forward-looking statements. Actual results could differ materially from those projected herein.


                                     PART II

Item 4.   Matters Submitted to Securityholders

          The Company's Annual Meeting of Stockholders was held on May 23, 1996. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

                                   Votes Cast
                                For        Against           Withheld
                             Election      Election     Authority/Abstained

Scott Crump                 3,491,202         150             20,675
Ralph Crump                 3,491,252         100             20,675
Clifford Schwieter          3,491,202         150             20,675
Arnold Wasserman            3,490,402         950             20,675
Gregory Wilson              3,490,902         450             20,675

     At the Annual Meeting, the stockholders also approved the following proposals by the following number of votes:

     1. Approval to amend the Stratasys, Inc. 1994-2 Stock Option Plan to increase the number of shares available for issuance upon the exercise of options granted thereunder from 500,000 shares of Common Stock to 1,000,000 shares of Common Stock.

   For               Against       Abstain        Broker Non-Vote
2,161,238            121,289        12,599


     2. Amendment of the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized from 8,000,000 to 15,000,000 and to eliminate the 264,000 shares of Series A Convertible Preferred Stock, $.01 per value.

    For               Against                     Abstain
2,161,126             88,962                       10,199


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27 - Financial Data Schedule

          (b)  No Reports on Form 8-K.



                                   SIGNATURES



          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        STRATASYS, INC.



                                   By:   /s/ S. Scott Crump
                                        S. Scott Crump
                                        President and Principal
                                        Financial Officer



Dated:  August 12, 1996