Form 10QSB
period 1996-09-30
STRATASYS INC
filed 1996-11-13
CIK 915735

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended      September 30, 1996

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

Yes __X__    No _____


     As of November 8, 1996, the Issuer had 5,506,247 shares of Common Stock, $.01 par value, outstanding.

     Transitional Small Business Disclosure Format:

Yes _____    No __X__


                                 Stratasys, Inc.

                                      Index


Part I.   Financial Information

Item 1.   Financial Statements                                       Page

          Balance Sheets as of September 30, 1996 and
          December 31, 1995. . . . . . . . . . .  . . . . . . . . . . .1

          Statements of Operations for the three months and
          nine months ended  September 30, 1996 and 1995. . . . . . . .2

          Statements of Cash Flows for the nine months ended
          September 30, 1996 and 1995 . . . . . . . . . . . . . . . . .3

          Notes to Financial Statements . . . . . . . . . . . . . . . .4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . .5


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .9

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10



ITEM 1. FINANCIAL STATEMENTS


STRATASYS, INC.

BALANCE SHEETS

-------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   1996           1995
                                                                (UNAUDITED)     (AUDITED)
-------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                 $  5,902,911     $  4,726,056
    Marketable securities                                        6,555,828        6,309,048
    Accounts receivable, less allowance for doubtful
       accounts of $130,000 in 1996 and 1995                     4,702,053        2,769,010
    Inventories                                                  3,126,903          907,319
    Prepaid expenses                                               208,866          119,423
                                                              ------------     ------------
        Total current assets                                    20,496,561       14,830,856
                                                              ------------     ------------

MACHINERY AND EQUIPMENT, less
    accumulated depreciation                                     1,852,372        1,112,328
                                                              ------------     ------------

OTHER ASSETS
    Deposits                                                        52,124           41,124
    Intangible assets                                            4,217,702        3,910,960
                                                              ------------     ------------
                                                                 4,269,826        3,952,084
                                                              ------------     ------------

                                                              $ 26,618,759     $ 19,895,268
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion     $    178,165     $    157,449
    Accounts payable and other current liabilities               2,154,046        1,661,517
    Unearned maintenance revenue                                   729,723          371,570
                                                              ------------     ------------
        Total current liabilities                                3,061,934        2,190,536
                                                              ------------     ------------

OBLIGATIONS UNDER CAPITALIZED LEASES, less current portion         166,797          182,520
                                                              ------------     ------------

STOCKHOLDERS' EQUITY
   Preferred stock, Series A, voting, $.01 par value,
     authorized, issued and outstanding 264,000 shares                                2,640
  Common Stock, $.01 par value, authorized 15,000,000
     shares,  issued and outstanding 5,496,054 shares
     in 1996 and 4,233,876 shares in 1995                           54,961           42,339
   Capital in excess of par value                               27,235,517       22,024,604
   Accumulated deficit                                          (3,900,450)      (4,547,371)
                                                              ------------     ------------
        Total Stockholders' Equity                              23,390,028       17,522,212
                                                              ------------     ------------

                                                              $ 26,618,759     $ 19,895,268
                                                              ============     ============
See notes to financial statements


STRATASYS, INC.

STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------  -------------------------------
                                                1996             1995             1996             1995
                                             (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
SALES                                       $  4,402,436     $  2,292,369     $ 12,471,780     $  6,111,468

COST OF GOODS SOLD                             1,497,420          785,592        4,276,124        2,234,488
                                            ------------     ------------     ------------     ------------

GROSS PROFIT                                   2,905,016        1,506,777        8,195,656        3,876,980
                                            ============     ============     ============     ============

COSTS AND EXPENSES
     Research and development                    771,651          405,281        2,207,918        1,357,048
     Selling, general and administrative       2,223,099        1,105,733        5,741,090        2,759,342
                                            ------------     ------------     ------------     ------------
                                               2,994,750        1,511,014        7,949,008        4,116,390
                                            ------------     ------------     ------------     ------------

OPERATING INCOME (LOSS)                          (89,734)          (4,237)         246,648         (239,410)
                                            ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
     Interest income                             163,669           59,586          429,053          152,969
     Interest expense                            (10,088)          (6,351)         (28,780)         (37,446)
                                            ------------     ------------     ------------     ------------
                                                 153,581           53,235          400,273          115,523
                                            ------------     ------------     ------------     ------------

NET INCOME (LOSS)                           $     63,847     $     48,998     $    646,921     $   (123,887)
                                            ============     ============     ============     ============

EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
        Primary                             $       0.01     $       0.01     $       0.12     $      (0.04)
                                            ============     ============     ============     ============
        Fully diluted                       $       0.01     $       0.01     $       0.11     $      (0.04)
                                            ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
        Primary                                5,888,942        4,756,965        5,607,803        3,488,980
                                            ============     ============     ============     ============
        Fully diluted                          6,032,767        4,793,107        5,837,264        3,488,980
                                            ============     ============     ============     ============

See notes to financial statements



STRATASYS, INC.

STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------
                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                            1996             1995
                                                                         (UNAUDITED)      (UNAUDITED)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $   646,921     $  (123,887)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                        319,271         159,388
        Amortization of intangibles and other assets                         444,793         145,076
        Bad debts                                                                             52,100
        Increase (decrease) in cash attributable to
          changes in assets and liabilities
            Accounts receivable                                           (1,933,043)       (565,481)
            Inventory                                                     (2,369,584)       (475,979)
            Prepaid expenses                                                 (89,443)        (65,373)
            Accounts payable and other current liabilities                   492,529         586,599
            Advance deposits from customers                                                  (24,500)
            Unearned maintenance revenue                                     358,153         148,706
                                                                         -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                                     (2,130,403)       (163,351)
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of marketable securities                                      (246,780)
  Proceeds from the sale of machinery and equipment                                           40,775
  Acquisition of machinery and equipment                                    (789,303)       (654,881)
  Payments of deposits, net                                                  (11,000)        (14,518)
  Payments for intangible assets                                            (751,535)       (847,132)
                                                                         -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                                     (1,798,618)     (1,475,756)
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                        (115,019)       (137,933)
  Proceeds from the sale of common stock                                   3,274,895       4,175,529
  Proceeds from notes due on common stock purchases                        1,946,000
                                                                         -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  5,105,876       4,037,596
                                                                         -----------     -----------

NET INCREASE IN CASH                                                       1,176,855       2,398,489

CASH AND CASH EQUIVALENTS, beginning of period                             4,726,056       4,635,209
                                                                         -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                                 $ 5,902,911     $ 7,033,698
                                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
    cash paid during the period for interest                             $    28,780     $    37,446
                                                                         ===========     ===========

SUPPLEMENTAL SCHEDULES OF  NONCASH INVESTING
 AND FINANCING ACTIVITIES
   Common stock issued in exchange for notes receivable                  $ 1,946,000     $      --
                                                                         ===========     ===========

   Common stock issued in exchange for preferred stock outstanding       $     3,794     $      --
                                                                         ===========     ===========

   Capital lease agreements incurred for the acquisition of machinery
     and equipment                                                       $   120,012     $   363,602
                                                                         -----------     -----------

   Common stock issued for the acquisition of intangible assets          $      --       $ 2,500,000
                                                                         ===========     ===========

See notes to financial statements


NOTES TO FINANCIAL STATEMENTS

     Note 1 -- Basis of Presentation

     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended September 30, 1996 and the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1995, filed as part of the Company's Annual Report on Form 10-KSB for such year.

     Note 2 -- Common Stock

     In January 1996, the Company's sole preferred stockholder converted all 264,000 issued and outstanding shares of the Company's preferred stock into 379,437 shares of its common stock.

     In the nine months ended September 30, 1996, the Company received net proceeds of approximately $3,275,000 from the exercise of 253,450 warrants at prices ranging from $3.00 to $18.00 per share and 227,291 options at prices ranging from $1.59 to $7.00 per share.

     In May 1996, the Company issued 400,000 shares of the Company's common stock upon exercise of warrants at prices ranging from $3.00 to $8.00 per share, and in lieu of cash, the Company received notes for the exercise price of the stock plus interest at a rate of prime plus 5%. The notes were collaterized by 50% of the shares issued. These notes were fully paid.

      Note 3 -- Facility

     In March 1996, the Company took possession of 4,752 square feet of additional office and production space as part of an amended lease agreement with its present landlord. Future minimum lease payments will be increased annually by approximately $39,000. In October 1996, the Company took possession of 5,602 square feet of additional office and production space under an amended lease. Future minimum lease payments will be increased annually by approximately $41,000.

     Note 4 -- Production equipment

     In October 1996, the Company entered into a capital lease agreement for the purchase of production equipment. The lease term is for 3 years with minimum lease payments of approximately $53,000 per year.

     Note 5 -- Subsequent Event

     In October 1996, the Company executed a letter of intent to lease 59,400 square feet of combined office and warehouse in a facility adjacent to the Company's present facility. Future minimum lease payments will be increased annually by approximately $252,000. The Company intends to sublease approximately 50% of this space, 14,000 square feet of which will be subleased immediately with minimum annual lease revenue of approximately $84,000. An estimated $225,000 of leasehold improvements will be required to retrofit the facility, $45,000 of which will be reimbursed by the Landlord.

     In October and November 1996 the Company signed material commitments with several vendors for new product development projects expected to be incurred over the next three to six months. These commitments amounted to approximately $400,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

     Sales for the three months ended September 30, 1996 totaled $4,402,436 compared with sales of $2,292,369 recorded in the three months ended September 30, 1995, an increase of $2,110,067, or 92.0%. The increase over the comparable 1995 period was attributable to the continued sales growth of the Company's FDM(R) 1650 series of rapid prototyping systems combined with additional revenue from the Genisys(TM) 3D Printer. The FDM 1650, which was introduced in March 1996, replaced the FDM 1600 and offers multiple engineering materials, including ABS, combined with significant improvements in through-put. The Company began shipments of the Genisys product in the second quarter of 1996 and has increased shipments to its resellers in the third quarter. Gross margins increased by $1,398,239, or 92.8%, to $2,905,016 for the three months ended September 30, 1996, from $1,506,777 for the three months ended September 30, 1995. As a percentage of sales, gross margins improved to 66.0% for the three months ended September 30, 1996, as compared with 65.7% for the three months ended September 30, 1995. The improvement to the Company's gross margin was largely due to reductions in material costs combined with a higher selling price for the Company's FDM 1650 product. The cost reductions were achieved through both engineering design changes as well as purchasing efficiencies. Offsetting the cost reduction to the material component of cost of goods sold, direct labor and manufacturing overhead combined equaled 11.1% of sales for the three months ended September 30, 1996, increasing from 8.6% of sales for the three months ended September 30, 1995. This increase was largely due to increased manufacturing burden related to expanded manufacturing and service capacity that the Company began adding in the second quarter of 1996.

     Selling, General and Administrative ("SG&A") expenses increased to $2,223,099 for the three months ended September 30, 1996, from $1,105,733 in the comparable 1995 period. This represents a $1,117,366, or 101.1%, increase in SG&A expenses for the 1996 period as compared with the 1995 period. Selling compensation and related payroll expense, including commissions earned on higher sales, increased by 77.9% for the 1996 period as compared with the 1995 period. In 1995, the Company began to expand its domestic and international sales staffs. This has continued into the third quarter of 1996. The Company has also established a domestic reseller network for its Genisys product, and now has approximately 40 resellers under contract. Non-selling compensation in SG&A increased by 78.0% for the three months ended September 30, 1996 compared with the three months ended September 30, 1995, as the Company added a Chief Operating Officer, a management information systems (MIS) administrator, and a new business development group. Travel expenses increased by 25% to $214,075 for the three months ended September 30, 1996, as compared with $171,243 for the comparable 1995 period. This increase was due to an expanded sales staff, higher sales activity, and the Genisys product introduction. Promotional activities and amortization expenses increased to $134,873 and $212,664, respectively, for the three months ended September 30, 1996, compared with $31,994 and ($1,423), respectively, for the three months ended September 30, 1995. Amortization of capitalized software costs increased to $212,664 in the 1996 period. SG&A expenses were 50.5% of sales for the three months ended September 30, 1996, compared with 48.2% for the three months ended September 30, 1995.

     Research and Development ("R&D") expenses increased to $771,651 for the three months ended September 30, 1996, from $405,281 for the three months ended September 30, 1995, an increase of $366,370, or 90.4%. R&D compensation and payroll-related expenses increased by 13.1% for the three months ended September 30, 1996 as compared with the comparable 1995 period, while expenses for contract labor increased by 31.7% in the same period. Travel expenses increased by 91.4% to $49,449 for the three months ended September 30, 1996 as compared with $25,830 for the three months ended September 30, 1995. Most of this travel was required to coordinate the activities of the New York R&D facility with the Minneapolis facility. Amortization expense decreased to $0 for the three months ended September 30, 1996, from $48,000 for the comparable 1995 period, while hardware material usage for new product and continuing engineering increased by $192,695. As a percentage of sales, R&D expenses amounted to 17.5% and 17.7% of sales for the three months ended September 30, 1996 and September 30, 1995, respectively. For the three months ended September 30, 1996, the Company capitalized $144,527 of software development costs, in accordance with FASB 86, as compared with $248,419 that was capitalized for the comparable 1995 period. Total expenditures related to the New York R&D facility amounted to $588,635 for the three months ended September 30, 1996. Of this, $113,346 was capitalized in accordance with FASB 86.

     The Company's operating loss for the three months ended September 30, 1996 amounted to $89,734 compared with an operating loss of $4,237 for the three months ended September 30, 1995. Net interest income amounted to $153,581 for the three months ended September 30, 1996, as compared with net interest income of $53,235 for the comparable 1995 period.

     The Company's net income for the three months ended September 30, 1996, amounted to $63,847, or 1.5% of sales, compared with net income of $48,998, or 2.1% of sales, for the comparable 1995 period. The earnings per share for the three months ended September 30, 1996, amounted to $.01 on fully-diluted weighted average number of common and common equivalent shares outstanding of 6,032,767 as compared with earnings per share of $.01 on weighted average number of common and common equivalent shares outstanding of 4,793,107 for the 1995 period.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

     Sales for the nine months ended September 30, 1996 increased to $12,471,780 compared with sales of $6,111,468 for the nine months ended September 30, 1995, an increase of $6,360,312, or 104.1%. While the FDM 1650 and associated software, maintenance, and consumable revenue accounted for the majority of this revenue growth, the Company's reported revenue also benefited from the continued sales of its Genisys 3D Printer that was introduced in the second quarter of 1996. Revenue from consumable sales has increased significantly in the nine months ended September 30, 1996, as compared with the nine months ended September 30, 1995. Gross margins increased to $8,195,656 for the first nine months of 1996 from $3,876,980 for the comparable 1995 period, an increase of $4,318,676, or 111.4%. Gross margin as a percentage of sales improved to 65.7% of sales for the first nine months of 1996 compared with 63.4% of sales for the first nine months of 1995. The improvement to the Company's gross margin was largely due to reductions in material costs combined with a higher selling price for the Company's FDM 1650 product and the increasing revenue from consumable and maintenance sales that carry correspondingly higher gross margins. The cost reductions were achieved through both engineering design changes as well as purchasing efficiencies. Direct labor and manufacturing overhead increased to 9.9% of sales for the first nine months of 1996 compared with 8.6% for the first nine months of 1995. The Company has been expanding its manufacturing and service capacity throughout 1996, in anticipation of increased revenues. It is now poised to be able to produce and service at a much higher revenue level than attainable earlier in 1996. The Company's combined direct labor and manufacturing overhead amounted to 8.7% of sales in the second quarter of 1996, a considerable improvement from the 10.1% recorded in the first quarter of 1996.

     SG&A expenses increased to $5,741,090 for the nine months ended September 30, 1996 compared with $2,759,342 for the nine months ended September 30, 1995, an increase of $2,981,748, or 108.1%. The 108.1% increase in SG&A expenses for the first nine months of 1996 slightly exceeded the revenue growth experienced by the Company for the same period. Selling compensation and related payroll expense, including commissions earned on higher sales, increased by 84.6% for the nine months ended September 30, 1996 as compared with the comparable 1995 period. Non-selling compensation in SG&A increased by 132.6% for the nine months ended September 30, 1996 as compared with the nine months ended September 30, 1995, as the Company added a new Chief Operating Officer, business development group, and MIS support to its existing staff. Due largely to the Company's expanded sales staff, the establishment of a new reseller network, and higher sales activity, travel expenses increased by 41.0% to $590,559 for the first nine months of 1996 from $418,896 for the comparable 1995 period. Commissions earned by distributors increased to $234,828 for the first nine months of 1996 compared with $38,324 in the comparable 1995 period. Promotional expense, including the expenses associated with the Genisys product introduction, increased to $267,329 for the first nine months of 1996 compared with $57,960 incurred by the Company for the comparable 1995 period, and trade show expense increased by $103,223, or 81.0%, to $230,718 for the first nine months of 1996 compared with $127,495 incurred in the comparable 1995 period. Amortization expense of the purchase price of the rapid prototyping assets acquired from IBM and of capitalized software increased to $444,493 for the nine months ended September 30, 1996 compared with $4,212 for the nine months ended September 30, 1995. SG&A expenses increased to 46.0% of sales for the nine months ended September 30, 1996 from 45.2% for the nine months ended September 30, 1995.

     R&D expenses increased to $2,207,918 for the nine months ended September 30, 1996, from $1,357,048 for the nine months ended September 30, 1995, an increase of $850,870, or 62.7%. Salaries, wages, and related payroll expense increased by 22.6% for the first nine months ended September 30, 1996 compared with the comparable 1995 period. Contract labor increased by 45.3% to $265,488 for the nine months ended September 30, 1996, compared with $182,745 incurred for the nine months ended September 30, 1995. Travel expenses increased to $225,982 for the nine months ended September 30, 1996 from $69,450 incurred in the nine months ended September 30, 1995, an increase of $156,532, or 225.4%. Most of the 1996 travel was incurred to coordinate the activities of the New York R&D facility with the Minneapolis facility. R&D hardware material usage increased to $212,506 for the first nine months of 1996 compared with $38,635 in the comparable 1995 period. Amortization expense was $0 in the first nine months of 1996 compared with $139,000 in the first nine months of 1995, as the Company began charging this to SG&A. Total R&D expenses declined to 17.7% of revenue for the nine months ended September 30, 1996 from 22.2% of revenue for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, the Company capitalized $703,991 of software development costs, in accordance with FASB 86, as compared with $828,495 that was capitalized for the comparable 1995 period. Total expenditures related to the New York R&D facility amounted to $2,054,409 for the nine months ended September 30, 1996. Of this, $557,275 was capitalized in accordance with FASB 86.

     The Company's operating income for the nine months ended September 30, 1996 amounted to $246,648, or 2.0% of sales, compared with an operating loss of $239,410, or 3.9% of sales, for the nine months ended September 30, 1995. Net interest income totaled $400,273 for the nine months ended September 30, 1996 compared with net interest income of $115,523 for the nine months ended September 30, 1995.

     The Company's net income for the nine months ended September 30, 1996 amounted to $646,921, or 5.2% of sales, compared with a net loss of $123,887, or 2.0% of sales, for the nine months ended September 30, 1995. The earnings per share for the nine months ended September 30, 1996 was $.11 on fully-diluted weighted average number of common and common equivalent shares outstanding of 5,837,264 as compared with a loss per share of $.04 on weighted average number of common shares outstanding of 3,488,980 for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash deficits from its operations for the nine months ended September 30, 1996 and 1995 were $2,130,403 and $163,351, respectively. A significant increase in accounts receivable and inventory accounted for $1,933,043 and $2,369,584, respectively, of the cash deficit for the nine months ended September 30, 1996, while an increase in the Company's trade payables and other current liabilities generated $492,529 of cash in the same 1996 period. Increases in accounts receivable and inventory of $565,481 and $475,979, respectively, accounted for most of the cash used for the nine months ended September 30, 1995, while an increase in the Company's trade payables and other current liabilities generated $586,599 of cash in the same 1995 period. Net cash used in its investing activities amounted to $1,798,618 in the nine months ended September 30, 1996, including $246,780 for marketable securities, $789,303 for the acquisition of machinery and equipment and $751,535 for payments for intangible assets, $703,991 of which were for the capitalization of software costs in accordance with FASB 86. Net cash used in the nine months ended September 30, 1995, for investing activities amounted to $1,475,756, including $654,881 for the acquisition of machinery and equipment and $847,132 for payments for intangible assets. Net cash provided by the Company's financing activities was $5,105,876 for the nine months ended September 30, 1996, as compared to $4,037,596 for the nine months ended September 30, 1995. In the 1996 period, the Company received net proceeds of $3,274,895 from the exercise of 227,291 options and 253,450 warrants, and received proceeds of $1,946,000 from notes due on the exercise of 400,000 warrants to purchase common stock, and used $115,019 for payments under capitalized leases. For the nine months ended September 30, 1995 the Company received net proceeds from the sale of common stock of $4,175,529, and used $137,933 for payments under capitalized leases. Net cash for the nine months ended September 30, 1996, increased by $1,176,855 compared with a net cash increase of $2,398,489 for the nine months ended September 30, 1995.

     At September 30, 1996, the Company's cash and cash equivalents and marketable securities balances totaled $12,458,739. This cash will be used by the Company for additional working capital, for expansion of facilities, for new product development and introduction, for acquisition of production equipment and computers, and for increased selling and marketing activities. Management believes that the Company's revenue from operations, its current cash and cash equivalents balance, and the proceeds from the sale of short term marketable securities should provide sufficient cash resources to finance its operations for at least 24 months.

     The Company introduced three new products in March 1996- the FDM 1650, the Genisys 3D Printer, and the Stratasys 8000. The Company began shipments of the FDM 1650 in March 1996. Unit sales of the Company's FDM product line in the first nine months of 1996 were more than double comparable 1995 period unit results. The Company began shipments of the Genisys 3D Printer in June 1996. Most of these units were discounted demo unit sales to the Company's resellers. While the Company will continue to sell into the reseller channel in the fourth quarter of 1996, end user sales of the Genisys machine should also commence in the fourth quarter, giving the Company better margins on these sales. The Stratasys 8000 is a system that builds larger prototypes than the Company's current FDM series of rapid prototyping machines. In early October 1996, the Company announced that shipments of the Stratasys 8000, originally scheduled for the fourth quarter of 1996, would be delayed until the second quarter of 1997.

     As of September 30, 1996, the Company had net accounts receivable of $4,702,053 and inventories of $3,126,903. Total current assets were $20,496,561 compared with total current liabilities of $3,061,934. The Company estimates that it will spend approximately $1,100,000 in 1996 on expansion of its production capacity and facility, and the acquisition of production equipment and computers. As of November 4, 1996, material commitments of approximately $400,000 were signed with several vendors for new product development projects. These expenditures are expected to be incurred in the next three to six months. The Company entered into an agreement to lease an additional 59,400 square feet of combined office/warehouse space for annual base rent of approximately $252,000. The Company plans to sublease approximately 50% of this space until it is needed for production capacity expansion. Leasehold improvements of approximately $180,000 (net) are expected to be incurred in the fourth quarter of 1996 or first quarter of 1997.

     The Company believes that the rapid prototyping industry is growing at approximately 50% per year. It believes that there is a trend toward lower priced rapid prototyping systems capable of producing functional prototypes. The Company also believes that a sizeable marketplace exsists for concept or visualization 3D printers priced at under $55,000, and that in the longer range the price of all rapid prototyping systems will decline. This pricing trend should lead to growth in the more traditional functional protype marketplace as companies continue to address in-house rapid prototyping needs.

     Except for the historical information herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainities, including the timely development and acceptance of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including the report on Form 10-KSB for the year ended December 31, 1995.


                                     PART II


Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits.

           Exhibit 27 - Financial Data Schedule

      (b)  No Reports on Form 8-K.



                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        STRATASYS, INC.



                                   By:  /s/ S. Scott Crump
                                        S. Scott Crump
                                        President and Principal
                                        Financial Officer



Dated:  November  12, 1996