Form 10KSB40
period 1996-12-31
STRATASYS INC
filed 1997-03-27
CIK 915735

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                 Annual Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                            for the fiscal year ended
                                December 31, 1996


                         Commission file number 1-13400

                                 STRATASYS, INC.
                 (Name of Small Business Issuer in its Charter)

            Delaware                                            36-3658792
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

14950 Martin Drive, Eden Prairie, Minnesota                       55344
(Address of Principal Executive Offices)                       (Zip Code)

                                 (612) 937-3000
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                               Name of Each Exchange on Which
  Title of Each Class                             Each Class is Registered

 Common Stock, $.01 par value          The Pacific Stock Exchange Incorporated

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

         Revenues for the issuer's most recent fiscal year were $22,919,818.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 14, 1997 was $116,075,767.

         As of March 14, 1997, the Issuer had 5,627,916 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format:  Yes _____    No __X__



ITEM  1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

            Stratasys, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 8, 1989. The Company's executive offices are located in Eden Prairie, Minnesota.

            On October 20, 1994, the Company successfully completed an initial public offering ("IPO") of 1,380,000 shares of its Common Stock, including 180,000 shares issued upon exercise of the underwriter's over-allotment option. The shares of Common Stock were sold at $5.00 per share with the Company receiving net proceeds of approximately $5,700,000. The underwriter was also granted warrants to purchase up to 120,000 shares of Common Stock, exercisable at $7.50 per share, until October 1999.

            On January 1, 1995, the Company purchased certain rapid prototyping assets from International Business Machines Corporation ("IBM"), pursuant to an Assignment and Sale of Rapid Prototyping Technology and Related Assets Agreement dated as of January 1, 1995.

            In March 1996, the Company announced three new products, Genisys(R), the FDM(R) 1650, and the FDM(R) 8000, each of which is oriented to separate stages of a customer's product development cycle. Shipments of the FDM(R) 1650 and Genisys(R) began in March and June 1996, respectively, and shipments of the FDM(R) 8000 are expected to begin in the second quarter of 1997.

            In March 1997, the Company announced the FDM(R) 2000, an enhanced version of the Company's FDM(R) 1650.

BUSINESS OF THE COMPANY

            The Company is in the three dimensional ("3D") imaging business, which is referred to as "rapid prototyping". The Company develops, manufactures and markets a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. The Company's computerized modeling systems use its proprietary technology to make models and prototypes more directly from a designer's three-dimensional CAD in a matter of hours.

            The Company believes that its patented fused deposition modeling ("FDM(R)") technology and new Genisys(R) technology are the only rapid prototyping systems commercially available that can produce parts from plastic without relying on lasers. This affords the Company a number of significant advantages over other commercially available three-dimensional rapid prototyping technologies, which primarily rely on lasers to create models. Such benefits include the ability to use the device in an office environment due to the absence of hazardous emissions, the need for relatively little set up of the system for a particular project, the availability of a variety of modeling materials and the lack of any need for costly replacement lasers and laser parts. The systems can also run virtually unattended, producing models while designers perform other tasks.

            The process involved in the development of a three-dimensional model using the Company's FDM(R) Benchtop systems begins with the creation of a conceptual geometric model on a CAD workstation. The model is then imported into the QuickSlice(R) software program, which mathematically slices the conceptual model into horizontal layers that are downloaded into the system. These rapid prototyping machines basically draw cross-sections of the model one layer at a time to create a three-dimensional "blueprint." A spool of thin thermoplastic modeling material feeds into a moving FDM(R) extruding head, which heats the material to a semi-liquid state. This semi-liquid material is then extruded and deposited in ultra-thin flat layers on a base (the "X-Y Stage") in the modeling chamber. As the material is directed into place by the computer-controlled head, layer upon layer, the material solidifies, creating a precise and strong laminated model.

            The Genisys(R) modeling process is similar. Genisys(R) uses AutoGen(R) software to slice the conceptual model created on a CAD workstation into horizontal layers that are downloaded into Genisys (R). Genisys(R) then uses wafers of polyester modeling material, rather than spools of filament, to feed the extrusion head. The extrusion head heats these wafers and, using a precision hydraulic conical pump, deposits a continuous layer of plastic polymer beads (much like squeezing toothpaste from a tube) onto the X-Y Stage to create a three-dimensional model by building up layers. In comparison to the FDM(R) Benchtop systems, due to its size, Genisys(R) allows the prototype to be created on a desktop, directly from a workstation, like a 3D printer.

Products

            MODELING EQUIPMENT. The Company has been developing and improving its line of rapid prototyping products since its inception in 1989. Since that time, the Company has developed and sold systems including the 3D-Modeler, a smaller benchtop version of the 3D-Modeler called the FDM(R) 1500 Benchtop, introduced in June 1993; an improved benchtop modeler called the FDM(R) 1600 Benchtop, introduced in November 1994; the Company's Protoslice operating software package; its successors QuickSlice(R) and Autogen; and in some cases, a CAD workstation manufactured by SGI. The FDM(R) 1600 Benchtop offered customers more features than its predecessor, the FDM(R) 1500, including dual heads. As such, it had increased hardware and software performance. Although the Company has discontinued sales of the 3D Modeler, the FDM(R) 1500, SGI workstations and, in early 1996, the FDM(R) 1600 Benchtop system, it continues to support and manufacture modeling materials for these systems. In addition, the Company no longer sells ProtoSlice, the predecessor to QuickSlice(R), although some of its current customers continue to use ProtoSlice.

            In March 1996, the Company introduced three new rapid prototyping machines for commercial sale. Genisys(R) is a 3D desktop printer which uses the rapid prototyping technology developed by IBM that the Company purchased in 1995. It is useful for the production of conceptual models employed in the early stages of the design cycle, as it enables a designer to produce concept iterations at his desk directly from a workstation in a simple push-button fashion. The FDM(R) 1650 Benchtop can produce functional prototypes at three times the speed of its precedessor, the FDM(R) 1600 Benchtop, and can accommodate a variety of engineering modeling materials. The third new product, the FDM(R) 8000, is a rapid prototyping device, which incorporates QuickSlice(R) software and the filament extrusion method of the Company's FDM(R) products. It is capable of building prototypes up to 24 inches in size with throughput comparable to the recently announced Stratasys FDM(R) 2000. The FDM(R) 8000 builds prototype parts using ABS plastics. Distribution of the FDM(R) 1650 Benchtop and the Genisys(R) machine began in March and June 1996, respectively, while shipment of the FDM(R) 8000 is expected to begin in the second quarter of 1997.

            The Company announced the FDM(R) 2000 in March 1997. It is an enhanced version of the FDM(R) 1650, but features a 30% to 40% throughput improvement over the FDM(R) 1650. Upgraded hardware and software accounts for the improved performance features. The Company expects to begin shipping the FDM(R) 2000 in the first quarter of 1997.

            The three new systems offer product designers and developers the ability to create prototypes throughout all stages of the development cycle as well as a wide range of prices from which to choose. The prices of the systems start at $55,000 for Genisys(R) and reach $200,000 for the FDM(R) 8000. The current price of the FDM(R) 1650 Benchtop is approximately $100,000, but the price will increase to approximately $120,000 in the second quarter of 1997. The price of the FDM(R) 2000 will be approximately $140,000. By comparison, the Company's original 3D Modeler sold for between $150,000 and $180,000. Customers have the option to purchase an entire rapid prototyping system from the Company or to buy individual components.

            MODELING MATERIAL. FDM(R) technology allows the use of a greater variety of modeling materials and colors than other technologies. The Company continues to develop filament modeling materials which meet the customers' needs for increased speed, strength, accuracy, surface resolution and color. These materials are processed into its patented filament form, which is then fed into the 3D Modeler or the FDM(R) Benchtop systems. The Company's spool-based system has proven to be a significant advantage for its products over Ultra Violet ("UV") polymer systems, because the Company's system allows the user to quickly change material by simply mounting the spool and threading the desired material into the FDM(R) devices. Each spool weighs approximately 2.3 pounds, and the creation of a model may require from 0.1 pound to more than one pound of filament. Other advantages of the spool-based system over a UV polymer system are that the spool-based system allows the user to purchase a single spool as compared to an entire vat of UV polymer, thereby reducing the user's up-front costs and allows the customer to use the system in an office environment.

            Currently, the Company has five modeling materials commercially available for model generation using its FDM(R) technology: a tough polyamide plastic polymer that is similar to nylon, an investment casting wax, the hard polymer material ABS (named for its three initial monomers, acrylonitrile, butadiene and styrene), which is used commercially to make products such as telephones, a medical grade ABS (MABS), used for medical applications, and a release material. Each material has specific characteristics that make it appropriate for various applications. The ability to use different materials allows the user to match the material to the end use application of the prototype, whether it is a pattern for tooling or a concept model.

            Genisys(R) uses only one type of modeling material, a plastic polymer, which is manufactured in the form of wafers. A total of 50 wafers are held in a cassette, which allows the wafers to be fed into the machine and rapidly extruded in layers. Additional cassettes are easily loaded into the system. Each cassette contains a memory chip that instructs the system as to the parameters and melt temperature of the material lot, which optimizes the automatic build process of the Genisys(R) system.

            The modeling filament and wafers are consumable products that provide additional revenue for the Company.

            The Company entered into an agreement with 3M in July 1992, which provides for the development of advanced modeling materials by the two companies. The agreement has a term of five years, with a renewal for an additional five-year period, but can be terminated by either party on 30 days' notice. It provides for joint ownership of joint inventions and grants each party certain rights to exploit joint developments. Sole intellectual property rights of each party remain the property of that party. The agreement prohibits 3M from competing with the Company in the manufacture and sale of FDM(R) devices or specified modeling materials until the later of five years from the contract's effective date or the end of the term of the agreement.

            OPERATING SOFTWARE. The Company offers two software products:
QuickSlice(R) and Autogen(R). The predecessor to QuickSlice(R), called ProtoSlice, is no longer sold by the Company but is still used by some of the Company's current customers. It is a variation of Camand(R) Software, which was developed and copyrighted by Camax, Inc. ("Camax"). The ProtoSlice operating software contained an array of features and capabilities combined specifically for use with the Company's 3D-Modeler and the FDM(R) 1500 systems in conjunction with a sophisticated CAD system software produced by Camax. The Company was a non-exclusive licensee and a value-added reseller of the ProtoSlice software.

            QuickSlice(R) is a simple, easy-to-use software package. The overall architecture and detailed design were developed by the Company, and copyright and full ownership of the QuickSlice(R) software is retained by the Company. The Company sold the QuickSlice(R) software package for $7,000. QuickSlice(R) 2.0, a modified version of QuickSlice(R), is the operating software for the Company's FDM(R) 1650 system. The Company also supplies a library of utility software programs and procedures to simplify the handling of data and to automate common tasks.

            In 1994, the Company developed and released to the public a software package called SupportWorks(R). SupportWorks(R) is used in conjunction with QuickSlice(R) enabling the Company's FDM(R) 1600 Benchtop and FDM(R) 1650 Benchtop systems to automatically generate supports for the models, thereby eliminating another step in the model-making process. The program, originally sold for approximately $6,000. The Company has now combined QuickSlice(R) and SupportWorks(R) into a proprietary $12,000 copyrighted package which is sold under the name QuickSlice(R). The current version is QuickSlice(R) 4.0.

            In 1996, the Company introduced AutoGen(R), software specifically designed for Genisys(R). AutoGen(R) orients and analyzes the user's CAD, then divides it into "slices." AutoGen(R) then drives the rapid prototyping hardware.

Current Applications of Rapid Prototyping

            Rapid prototyping systems enable engineers and designers to produce models of their engineering designs faster and cheaper than with conventional manual methods. The prototypes themselves are used to test product form, function and fit to specific tolerances. Casting and foundry companies also use three-dimensional models as the final pattern for a cast part in investment casting and lost wax casting processes. In addition, several domestic and international manufacturers produce one-of-a-kind orthopedic implants for patients using computed topographic scanning and wax investment casting masters produced with the Company's FDM(R) 1600 Benchtop and FDM(R) 1650 Benchtop systems.

Potential Future Applications

            The Company has positioned its products to be used as devices that support CAD systems in a variety of manufacturing industries, including automotive, aerospace, consumer products, electronics and medical applications. They are also used in universities and other educational institutions. Additional future applications may arise in conceptual design, casting, precision prototypes, consumer packaging, architectural design, rapid manufacturing of small-volume custom parts and fit, form and function testing, secondary tooling, and mold-making. NASA is using the FDM(R) 1600 Benchtop system and plans to build spare parts in space, thereby reducing the inventory of parts in a space flight payload.

            Among potential medical applications, rapid prototyping could be used to produce accurate models of internal organs, bones or skulls for pre-operative evaluations or modeling of prostheses. In such uses, the Company's products could serve as peripheral devices for X-Ray, CAT SCAN and magnetic resonance imaging ("MRI") devices.

Marketing, Distribution and Customers

            The strategic focus of the Company's marketing efforts begins with identifying the needs of product managers, conceptual designers, draftsmen, design and manufacturing engineers and production specialists in manufacturing companies. The Company then seeks to develop a comprehensive offering of modeling and prototyping products to satisfy those needs, using the Company's FDM(R) and Genisys(R) technology either in complete systems or components consisting of rapid prototyping devices, modeling materials and associated software. The Company has sold systems to, among other customers, General Motors Corporation, Ford Motor Company, Chrysler Corporation, Square D Company, Whirlpool Corporation, Snap On Tools, Biomet, Inc., Motorola, Eastman Kodak Company, Marubeni, Wright Patterson Air Force Base, the Naval Air Warfare Center, Tatung, Westinghouse Electric Corporation and NASA, as well as service bureaus, universities and distributors in the United States and abroad. With the purchase of the rapid prototyping assets from IBM on January 1, 1995, the Company also received a prospective customer list from IBM. The Company has promoted its current technology to these prospective customers in an effort to further expand its customer base. The Company sells both complete rapid prototyping systems and separate components.

            The Company utilizes a variety of tactical marketing methods to reach potential customers, including press releases, trade magazine articles, customer studies, brochures, direct mailings, telemarketing programs, trade show demonstrations, videos and a Web site (www.Stratasys.com). In addition, the Company has developed domestic and international on-site demonstration capabilities. The Company also concentrates a portion of its sales and marketing efforts in support of its service bureau clients, which provide prototyping services to various manufacturing industries and which provide the Company with information regarding customer needs.

            Domestically, the Company sells directly to its customers. In 1997, the Company organized its domestic FDM(R) sales force into three regions. Salespersons and management reside in the regions they service. In addition, Genisys(R) resellers have been assigned to managers within this regional framework. The Company markets internationally through a network of distributors and sales representatives. During the years ended December 31, 1995 and 1996, export sales amounted to approximately $5,080,000 and $8,865,000, respectively.

             No customer accounted for more than 10% of sales in 1995 or 1996.

Warranty and Service

            The Company provides a 90-day warranty on its domestic systems and a one-year warranty on those sold internationally. In addition, the Company offers annual service and maintenance contracts for its systems. The service contracts include updates of the Company's software systems. Annual service contracts for the Company's FDM(R) systems are priced at $10,000, while annual service contracts for the Genisys(R) system are priced at $5,500.

Manufacturing

            The Company's manufacturing process consists of the manual assembly of purchased components. All parts used in the manufacturing process are obtained from either distributors of standard electrical or mechanical parts or from custom fabricators of the Company's proprietary designs. The Company currently operates on a build-to-inventory basis.

            The Company purchases the major component parts for the FDM(R) 1650 Benchtop, FDM(R) 8000 and Genisys(R) systems from various outside vendors, subcontractors and other sources and assembles them at its Minnesota facility. The Company performs numerous diagnostic tests and quality control procedures throughout the assembly process in order to assure reliability of its products. Prior to shipment, each unit is subjected to a test and burn-in procedure to check for defects. Precision modeling parameters are also checked.

            The Company maintains an inventory of most of its necessary supplies, which facilitates the assembly of products required for production. The Company's sole current supplier of the X-Y Stage for the FDM(R) 1650, FDM(R) 2000 and FDM(R) 8000 Benchtop systems is Asymtek; and its sole current supplier of the FDM(R) head motors is MircoMo Electronics, Inc. The Company considers each of those suppliers to be reliable. Nevertheless, the Company maintains an inventory of such components to support continued supply. Furthermore, the Company believes that the supplier of the X-Y Stage could be replaced by in-house design and production of the part within a three-month period, if necessary; and the Company could employ FDM(R) head motors from other suppliers by modifications to the design of the FDM(R) 1650 Benchtop. In regard to other parts and materials, the Company uses multiple sources of supply and does not believe that it is dependent on any single supplier. Although the Company believes that it maintains adequate inventories of vendor-specific materials, the loss of a supplier of such vendor-specific materials or compounds could result in a delay in the manufacture and delivery of those materials and compounds resulting from the need to retest and recertify products supplied by one or more new vendors. The Company considers its relationships with its suppliers to be good.

Research and Development

            The Company has devoted significant time and resources to the development of a universally compatible and user-friendly software system. The Company believes that ongoing research and development efforts are essential to its continued success. Accordingly, the Company's engineering development efforts will continue to focus on improvements to the FDM(R) and Genisys(R) technology and development of new modeling processes, materials, software and products. To date, much of the Company's activity has been focused on research and development. For the years ended December 31, 1995 and 1996, the Company's research and development expenses were approximately $1,996,000 and $3,374,000, respectively.

            The Company's filament development and production operation is located at its facility in Eden Prairie, Minnesota. The filament formulation and manufacturing process is regarded by the Company as a trade secret, and the Company holds patent claims on filament usage in its products.

Intellectual Property

            The Company considers its proprietary technology to be important to the development and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Scott Crump, the Company's President, was granted two U.S. Patents which cover many claims relating to various aspects of its products, FDM(R) technology and the associated modeling process. The term of one patent lasts until June 9, 2009, and the term of the other lasts until August 23, 2011. The patents have been assigned to the Company. In addition, Mr. Crump and three other employees of the Company have assigned to the Company a patent application for another rapid prototyping process and apparatus associated with the FDM(R) process, now called the Bass(TM) Support System. As part of its purchase of rapid prototyping technology assets from IBM, the Company was also assigned the rights and title to three patents developed by IBM, which cover the Genisys(R) system and which the Company believes will further augment its own product lines. The Company recorded these patents domestically and is in the process of recording them in certain foreign countries. The terms of these patents extend until June 7, 2005, April 12, 2011, and May 17, 2011, respectively. In total, the Company currently owns ten primary U.S. patents.

            Corresponding patent applications covering the same claims that are contained in the Company's issued patents have been initiated in various foreign countries, including Japan and the European Community. Other patent applications have also been filed, including the patent applications assigned to the Company by IBM. The Company has registered several trademarks, including "Stratasys, Inc.," "3D Modeler," "QuickSlice," "3D Plotter," "3D Visualizer", "FDM", "Genisys" and "AutoGen". Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have been filed in Japan and the European Community.

Competition

            The Company competes in a marketplace that is still dominated by conventional methods of model and prototype development, which are primarily performed by machinists and engineers working from blueprints or CADs and using machining or by-hand methods. The Company believes that there is currently no other commercial producer of three-dimensional modeling devices that uses a single-step, non-toxic technology similar to the Company's FDM(R) and Genisys(R) technologies. All other plastic model systems involve an additional post-processing step, such as curing the part after construction of the model or prototype. The Company's FDM(R) and Genisys(R) technologies do not rely on the laser or light technology used by many other commercial manufacturers in the rapid prototyping industry.

            A number of different technologies are employed in rapid prototyping devices marketed by the Company's competitors. Stereolithography is used in the products of 3D Systems, Cubital, Ltd., EOS Gmbh, CMET, D-MEC, Mitsui and Teijin Seiki Co. 3D Systems, in which Ciba-Geigy has a substantial interest, introduced the first rapid prototyping product. The Company believes that 3D Systems may account for 40% of sales of rapid prototyping units to date. DTM Corporation produces machines that use lasers to sinter or harden powdered material. B.F. Goodrich has a significant financial interest in this company. Helisys, Inc. utilizes lasers to cut and laminate sheets of materials, such as paper. The Company believes that its FDM(R) technology has important advantages over the products of these companies, including the ability to be used in an office environment, the availability of multiple modeling materials and a one-step process. Sanders Prototype, Inc. ("Sanders"), 3D Systems, Z-Corp and BPM have developed a prototyping system which uses ink-jet technology to deposit wax material layer by layer which can be used in an office environment. A smoothing or milling process is required between each deposited layer to maintain accuracy in these processes. The Sanders machine is currently capable of building small parts.

            According to a March 1997 industry report by Wohlers Associates, Inc., in 1996 the Company shipped more rapid prototyping systems than any other rapid prototyping vendor. Nevertheless, certain of the Company's competitors have greater financial and marketing resources than the Company.

Employees

            As of March 10, 1997, the Company had 118 full-time employees and 23 part-time employees or subcontractors. While the Company has separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and the Company has not experienced a work stoppage. The Company believes its employee relations are good.

Governmental Regulation

            The Company is subject to various local, state and federal laws and regulations that affect businesses generally, including regulations promulgated by federal and state environmental and health agencies, the Federal Occupational Safety and Health Administration and laws pertaining to the hiring, treatment, safety and discharge of employees. Historically, regulatory compliance has not had a material adverse effect on the Company's sales or operations. The Company believes it is in compliance with material applicable laws.


ITEM 2. PROPERTIES.

            The Company's executive offices and production facilities presently occupy approximately 87,156 square feet in two adjacent buildings in Eden Prairie, Minnesota, near Minneapolis. The Company occupies a 27,756 square foot facility under a lease that expires on July 31, 1999. In October 1996, the Company leased an additional 59,400 square feet of office and production space in a building adjacent to its original Eden Prairie premises under a lease expiring in October 1999. Approximately 40% of the new premises will be sublet until needed by the Company. The Minnesota facilities are used for machine assembly and filament production, as well as sales, administration and operations. The current monthly rent for the premises occupied by the Company total approximately $35,797. The Company does not require a large space for production, because it assembles its devices from sub-assemblies manufactured by outside vendors.

            Additional research and development is performed at the company's facility in Hawthorne, New York. This facility occupies approximately 5,710 square feet of space. The Company occupies these premises under a lease that expires on January 25, 1998. The monthly rent is currently $5,353.

            The Company is also responsible for real estate taxes, insurance, utilities, trash removal and maintenance expenses at all of these premises.


ITEM 3. LEGAL PROCEEDINGS.

            The Company is not a party to any pending legal or administrative proceeding, and its property is not subject to such proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            No matter was submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            (a) The Common Stock of the Company is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System National Market ("Nasdaq") under the symbol SSYS and is traded on The Pacific Stock Exchange Incorporated under the symbol SAS.

            The following table sets forth the high and low closing bid prices of the Company's Common Stock for each quarter from January 1, 1995 through the fiscal year ended December 31, 1996, and from January 1, 1997 through March 7, 1997.


                                                         Bid Prices ($)

                                                 High                      Low

Fiscal Year Ended December 31, 1995

January 1, 1995 - March 31, 1995                 7.00                      5.25
April 1, 1995 - June 30, 1995                   15.375                     6.625
July 1, 1995 - September 30, 1995               16.875                    12.50
October 1, 1995 - December 31, 1995             20.25                     14.75


Fiscal Year Ended December 31, 1996

January 1, 1996 - March 31, 1996                23.375                    16.375
April 1, 1996 - June 30, 1996                   20.75                     15.875
July 1, 1996 - September 30, 1996               24.50                     15.375
October 1, 1996 - December 31, 1996             23.00                     14.125


            (b) There were approximately 185 stockholders of record of the Company's Common Stock as of March 14, 1997.

            (c) The Company has not paid or declared any cash dividends to date and does not anticipate paying any in the foreseeable future. The Company intends to retain earnings, if any, to support the growth of the Company's business.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

            The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto appearing elsewhere in this report.

GENERAL

            The Company achieved record revenues for the year ended December 31, 1996. In March 1996, the Company replaced its existing Benchtop system, the FDM(R) 1600 that was responsible for much of the Company's 1995 growth, with the FDM(R) 1650 that incorporated significant engineering and software improvements. In June 1996, the Company began to ship its Genisys(R) System. Efforts initiated in 1995 that improved the performance and reliability of the Company's Benchtop system resulted in sharply higher unit and revenue growth over 1995. In 1996, modeling material revenues continued to grow dramatically as the Company's customer base of installed machines increased. These developments contributed to revenue growth in 1996.

            The Company expended considerable resources throughout 1995 and 1996 to enhance and manufacture a desktop rapid prototyping machine that incorporated the technology acquired from IBM in January 1995. This product, introduced in March 1996, was named the Genisys(R) 3D Printer. Genisys(R) is a push-button desktop printer marketed as a design tool for quick concept models used early in the product design cycle. Shipments of the Genisys(R) system began in the second quarter of 1996 and continued throughout the year. The Company established a reseller network to sell the Genisys(R) system, and a significant percentage of the 1996 Genisys(R) revenue was derived from discounted sales of this unit into the reseller network. The Company believes that significant future revenues will be derived from this product as non-discounted systems are sold to end-users. The company also introduced the FDM(R) 8000 in March 1996, and is now targeting commercial shipments to commence in the second quarter of 1997. Management believes that the additions to its product lines, coupled with software and hardware enhancements and new modeling materials, should result in continued revenue growth. Management also believes that a sizable market exists for rapid prototyping machines that are appropriate and affordable for office use and that these products will have the capacity to capture a significant portion of the market.

            Dating back to 1992, the Company has experienced five consecutive years of record revenues. The Company believes that its technology offers distinct advantages over its competitors, and that its new products listed above will contribute to the Company's continued revenue growth into 1997, although it can give no assurances that the historical revenue growth experience by the Company will be sustainable into the future.

            Management believes that the trend in the market for rapid prototyping systems is to lower-priced units (below$100,000), of which the FDM(R) 1600 Benchtop was one of the first such systems introduced. The Company is aware of several competitors who have announced low-priced rapid prototyping systems that appear to compete with Company's Benchtop and Genisys(R) systems for the lower-priced market. The Company can give no assurances that other rapid prototyping competitors will not compete for this market, to the detriment of future revenue growth. The Company also believes that a market trend in prototype media appears to be toward the use of engineering modeling materials like ABS, which is deliverable by the Company's FDM(R) process. Although the Company is not aware of other rapid prototyping vendors that offer ABS modeling capabilities, there can be no assurances that other competitors will not develop this capability.

            The Company was profitable in every quarter in 1996. The fourth quarter marked the sixth consecutive quarter that the Company reported profits. The Company has reported full-year profits for the second consecutive year. However, due to higher infrastructure and personnel expenses and increased R&D expenses, some of which are related to the FDM(R) 8000, the Company believes that the first quarter of 1997 will result in a loss, to be followed by profitable quarters for the remainder of 1997. The first quarter historically has been the Company's weakest, usually accounting for 15% or less of annual revenue.

            The Company has not experienced any significant inventory shortage, excess or obsolescence problems, nor has the Company experienced material bad debt or collection problems. The Company believes that it will also be able to maintain control over its receivables and inventories, although it can give no assurances.

RESULTS OF OPERATIONS

            YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED
               DECEMBER 31, 1995.

            Net sales for the year ended December 31, 1996 were $22,919,818 compared with sales of $10,275,186 recorded for the year ended December 31, 1995. This represents an increase of $12,644,632, or 123.1%. This increase was due to the continued unit sales growth of the Company's FDM(R) 1650 Benchtop system that replaced the FDM(R) 1600 Benchtop system in the first quarter of 1996. Like the 1600, the 1650 features ABS and multiple material modeling coupled with software and hardware performance enhancements. Revenue was also impacted by the successful introduction of the Genisys(R) system in the second quarter of 1996. Unit sales of the Company's rapid prototyping products increased by approximately 185% for the year ended December 31, 1996, as compared with the comparable 1995 period. Maintenance and materials revenue were also up significantly in the 1996 period as compared with the 1995 period. Both maintenance and materials revenues were enhanced by the larger installed base that the Company has established, the Genisys(R) introduction, and the customer satisfaction with the ABS and other materials selection.

            Gross margins improved to $15,031,302, or 65.6% of sales, in the year ended December 31, 1996, compared with $6,368,345, or 62.0% of sales, in the year ended December 31, 1995, an improvement of $8,662,957, or 136%. Gross margins benefited from the higher average selling price of the FDM(R) 1650 system in 1996, and by reductions to the FDM(R) 1650 material cost of goods sold achieved throughout 1996. These material cost savings were achieved through purchasing efficiencies and engineering design changes. Gross margins were also favorably impacted by the increase of materials revenues, with considerably higher margins than either FDM(R) or Genisys(R) unit sales. The direct labor and manufacturing burden component of cost of goods sold declined as well, but constitute less than 10% of total cost of goods sold. Gross margins were negatively impacted by the sales of the Genisys(R) system, many of which were sold at 40% discounts into the Company's reseller network as demonstration units. With the majority of the domestic ressellers now possessing demonstration units, the future average selling price of the Genisys(R) product should increase significantly, positively affecting gross margins. In addition, the Company believes that there are opportunities to improve on the Company's gross margins in the Genisys(R) product line through additional engineering design changes. These reductions to the cost of sales should occur throughout 1997.

            Selling, general and administrative ("SG&A") expenses increased to $9,485,519 for the year ended December 31, 1996, from $4,231,571 for the year ended December 31, 1995. This represents an increase of $5,253,948 or 124.2%, roughly in line with the 123.1% increase in sales in the comparable period. SG&A amounted to 41.4% of 1996 sales versus 41.2% of 1995 sales. Salaries and wages, related payroll costs, commissions, travel, and promotional expenses accounted for a significant amount of SG&A expenses for both periods. SG&A in 1996 reflected significantly higher amortization expense than in 1995, following the introduction of the Genisys(R) system. The 1996 period also included higher bad debt and warranty expense, as the Company increased it allowance for bad debt as well as its warranty reserve, in light of the new product introduction (Genisys(R)) as well as the additional sales resulting in an $11,077,155 gross accounts receivable balance at December 31, 1996. The 1996 SG&A expenses also include infrastructure and expansion expenses not encountered in the 1995 period, including additional rent expense as the Company expanded several times throughout 1996, computer training and implementation expenses, and general office expenses. The Company believes that SG&A expenses as a percentage of sales should decline in 1997, especially after the first quarter of 1997 as revenues increase. The Company-wide personnel headcount, including subcontractors, increased by approximately 65% in the year ended December 31, 1996 as compared with the 1995 period, a favorable increase in light of the 123.1% revenue growth. While the Company plans to control its headcount additions in 1997, some increase to headcount in the first quarter of 1997 appears unavoidable if the Company plans to meet its revenue goals.

            Research and Development (R&D") expenses increased to $3,374,039 for the year ended December 31, 1996, from $1,995,696 incurred in the year ended December 31, 1995. The increase in the 1996 period over the 1995 period amounted to $1,378,343, or 69.1%. The increase to R&D expenses compare favorably to the 123.1% increase in sales revenues for the same 1996 period. As a percentage of sales, R&D expenses amounted to 14.7% of 1996 sales compared with 19.4% of 1995 sales. Salaries, wages, related payroll expenses, contract labor, and hardware materials accounted for most of the increase to R&D expenses. In 1996, the Company capitalized $748,268 of software costs in accordance with FASB 86, versus $1,138,499 in the comparable 1995 period. R&D incurred certain infrastructure expenses not encountered in 1995, especially additional rent and facility expansion expenses. On anticipated higher 1997 revenues, the Company should be able to continue a downward trend in R&D expenses as a percentage of sales while maintaining a level of R&D consistent with the Company's longer range plans for new product introductions and enhancements, which include the FDM(R) 8000, new modeling materials, new software enhancements, and improved price/performance capabilities from its existing product offerings.

            The Company's operating income for the year ended December 31, 1996 increased to $2,171,744 from $141,078 for the year ended December 31, 1995. This represents and increase of $2,030,666, or 1439.4%. Net interest income also increased in the 1996 period, amounting to $546,280 for the year ended December 31, 1996, from $252,946 in the comparable 1995 period. The Company benefited from a net income tax credit of $785,000 in the year ended December 31, 1996 as compared with income tax expense of $23,000 in the year ended December 31, 1995 as a result of a decrease in the valuation allowance for deferred tax assets. Net income for the year ended December 31, 1996 amounted to $3,503,024, or 15.3% of sales, compared with $371,024, or 3.6% of sales for the comparable 1995 period. The improvement in net income for 1996 over 1995 was $3,132,000, or 844.2%. The earnings per common share for the year ended December 31, 1996 amounted to $.62 on a fully diluted basis determined by 5,647,160 weighted average number of common and common equivalent shares outstanding. For the year ended December 31, 1995 the Company reported earnings per common share of $.09 on a fully diluted basis determined by 4,046,123 weighted average number of common and common equivalent shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

            Operating activities during 1996 used cash of $3,409,541, primarily reflecting increases in accounts receivable of $8,178,145 and inventory of $1,699,176, resulting from the increased volume of business. This was partially offset by increases in accounts payable and accrued expenses of $1,979,543 and cash generated from the increase in unearned maintenance revenues of $710,474. Net cash of $405,807 was used in 1995 by operating activities, principally as a result of increased accounts receivable and inventories due to increased revenues from product sales. The Company used $2,523,450 of cash in its 1996 investing activities, including $1,432,387 used for the acquisition of property and equipment, and $822,924 for payments for intangible assets, of which $748,268 was for the capitalization of software costs in accordance with FASB
86. In 1995, the Company used $8,159,643 of cash in its investing activities, including $683,389 for the acquisition of property and equipment, $1,215,212 for the payments for intangible assets, of which $1,138,499 was for the capitalization of software costs, and $12,639,993 for the acquisition of marketable securities, $6,349,743 of which were sold in the same period. In 1996, the Company's financing activities provided $5,171,903 of cash, $5,350,492 of which was generated through the exercise of 240,353 options at prices ranging from $1.59 to $6.00, and 661,643 warrants at prices ranging from $3.00 to $18.00. In 1995, financing activities provided $8,656,297, $8,827,280 of which was generated from the sale of the Company's common stock in private placements or through the exercise of options and warrants. The net decrease in cash for the twelve months ended December 31, 1996 amounted to $761,088 as compared with a net increase of $90,847 for the comparable 1995 period. The Company's ending cash and cash equivalents balances of December 31, 1996 and 1995 was $3,964,968 and $4,726,056, respectively.

            At December 31, 1996, the Company's cash, cash equivalents and marketable securities balances totaled $10,537,875. These assets will be used by the Company for working capital purposes, for expansion of facilities, for new product introduction and development, for acquisition of production equipment and computers, and for increased selling and marketing activities. Management believes that the Company's revenue from operations, its current cash and cash equivalents balances, and the proceeds from the sale of short term marketable securities should provide sufficient cash resources to finance its operations for at least 24 months.

            As of December 31, 1996, the Company had gross accounts receivable of $11,077,155, less an allowance of $470,000 for returns and doubtful accounts. While the Company has historically never recorded a bad debt, an increase to its allowance for returns and bad debt was deemed appropriate because approximately 45% of its sales were generated in the fourth quarter, extended payment terms were granted to select customers and resellers, and certain international distributors had substantial balances. While the Company can give no assurances, it believes that most if not all the accounts receivable balances will ultimately be collected.

            The Company's total current assets amounted to $25,083,121 at December 31, 1996, 84.3% of which comprised cash, cash equivalents, marketable securities, and accounts receivable. Total current liabilities amounted to $4,891,014, $1,082,044 of which was for unearned maintenance revenues. The Company's debt is minimal, primarily consisting of payments due under capital leases. The Company estimates that it will spend approximately $1,900,000 in 1997 on expansion of its production capacity facilities' expansion, production and R&D equipment, and computers and integrated software. As of December 31, 1996, material commitments for facility expansion, computer installation and integration, and R&D development amounted to approximately $200,000, $250,000, and $200,000, respectively.

            Shipments of the FDM(R) 8000 were delayed from the fourth quarter of 1996 to the second quarter of 1997. Ongoing R&D and pre-production expenses associated with the FDM(R) 8000 were incurred by the Company in the fourth quarter of 1996, and the Company anticipates above trend-line expenses for this activity to continue through the second quarter of 1997. The Company believes that this will have a negative impact on the Company's first quarter 1997 results. In late 1996, the Company entered into an agreement to lease an additional 59,400 square feet of combined office/warehouse space for annual base rent of approximately $252,000. The Company plans to sublease approximately 40% this space until it is needed for production capacity expansion; some of this space has currently been sublet.

            The Company believes that rapid prototyping industry revenue is growing at approximately 50% per year. It believes that there is a trend toward lower-priced rapid prototyping systems capable of producing functional prototypes, and that a sizable market exists for concept or visualization 3D printers priced around $55,000. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping needs. Certain market segments in the industry have not demonstrated pricing sensitivity. These segments are more interested in modeling envelop size, modeling material variety, throughput, and part quality, which should allow growth to continue for higher-priced rapid prototyping systems addressing these needs. The Company plans to continue to manufacture and market a line of products to address both the lower-priced, traditional rapid prototyping market, and the growing needs of the more sophisticated higher-priced prototyping market. The Company believes that its 1996 unit growth rate led the rapid prototyping industry, although it can give no assurance that this growth rate or market acceptance of its products will continue into the future.

ITEM 7. FINANCIAL STATEMENTS.

            This information appears following Item 13 of this report and is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            The Company did not have any changes in or disagreements with its accountants on accounting and financial disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The following table sets forth information concerning the Company's executive officers and directors.


Name                             Age           Position

S. Scott Crump                   44            President, Chief Executive Officer, Treasurer, Chairman of
                                               the Board, and Chief Financial Officer

Lisa H. Crump                    44            Vice President and Secretary

Donald W. Moffatt                57            Chief Operating Officer

Lawrence E. Roscoe               48            Vice President, Software Development

Ralph E. Crump                   74            Director

Clifford H. Schwieter            49            Director

Arnold J. Wasserman              60            Director

Gregory L. Wilson                50            Director


BIOGRAPHICAL INFORMATION

            S. Scott Crump has served as President, Chief Executive Officer, Treasurer and a director of the Company since its inception in 1988 and as Chief Financial Officer since February 1990. During the period 1982 to 1988, Mr. Crump was a co-founder and Vice President of Sales of IDEA, Inc., which is now called Structural Instrumentation, Inc., a public company that manufactures on- board scales for the trucking industry. Mr. Crump remains on the board of directors and is a significant shareholder of that company. Mr. Crump is a registered professional engineer. Mr. Crump is the son of Ralph Crump and the husband of Lisa Crump.

            Lisa H. Crump, a co-founder of the Company, has served as its Corporate Secretary since its inception in 1988 and as Vice President since 1990. From 1983 to 1988 Ms. Crump was marketing manager of IDEA, Inc. She is the wife of Scott Crump and the daughter-in-law of Ralph Crump.

            Donald W. Moffatt, has served as Chief Operating Officer of the Company since February 1996. Prior to joining the Company, from 1984 to 1995, Mr. Moffatt served as President of Rosemont Aerospace, Inc., a manufacturer of aircraft measuring instruments and a subsidiary of B.F. Goodrich. Before he joined Rosemont Aerospace in 1978, Mr. Moffatt, who is an electrical engineer, was employed by Control Data Corporation.

            Lawrence E. Roscoe has served as Vice President of Software Development of the Company since 1991. He has over 25 years of software development experience in engineering and manufacturing applications. Prior to joining the Company, Mr. Roscoe was Vice President of Software Development at Camax from 1987 to 1991. Mr. Roscoe has also held similar positions with Zycad, Inc., Control Data Corporation and Digital Equipment Corporation.

            Ralph E. Crump has been a director of the Company since 1990. Mr. Crump is President of Crump Industrial Group, an investment firm located in Trumbull, Connecticut. He is also a founder and director of Osmonics, Inc., a $200,000,000 manufacturer of reverse osmosis water filtration devices; IMTEC, Inc., which manufactures bar code labeling equipment; and Structural Instrumentation, Inc. In 1962, Mr. Crump founded Frigitronics, Inc., which manufactures ophthalmic goods and medical instruments, and was its President and Chairman of the Board until December 1986. In 1986, Frigitronics, which had sales of $130,000,000, was sold to Revlon and a major portion of its business was then acquired by Johnson & Johnson. Mr. Crump is also a director and co-founder of Mity-Lite, Inc., a public company that manufactures plastic tables. He is a Trustee of the Alumni Foundation of UCLA and a member of the Board of Overseers for the Thayer Engineering School at Dartmouth College. Mr. Crump is the father of Scott Crump and the father-in-law of Lisa Crump.

            Clifford H. Schwieter has been a director of the Company since July 1994. Since April 1994, Mr. Schwieter has been the President and Managing Director of C.H. Schwieter & Associates, a financial consulting firm. From July 1992 to March 1994, he served as President and Chief Executive Officer and a director of Centric Engineering Systems, Inc., which was engaged in the development of mechanical design and analysis software for computing systems ranging from workstations to mainframes and massively parallel networked computing environments. Mr. Schwieter was Vice President and General Manager of the Electronic Imaging Systems Division of the DuPont Company from 1986 to 1991. He was responsible for DuPont's offerings in electronic imaging in markets ranging from CAD/CAM and industrial automation through printing and publishing and medical systems. From 1971 to 1986, Mr. Schwieter was with the General Electric Company, where he served as Vice President of GE's Calma Company from 1985 to 1986 and was responsible for that subsidiary's worldwide business in the mechanical design and factory automation arena. He was President and Representative Director of GE Industrial Automation, Ltd., a joint venture between GE and C. Itoh & Company located in Tokyo, from 1982 to 1985. Mr. Schwieter is also a director of PCS Technologies, Inc., a software development company.

            Arnold J. Wasserman became a director of the Company on November 21, 1994, as the designee of M.H. Meyerson & Co., Inc., the underwriter of the Company's IPO. Mr. Wasserman has, for the past 25 years, been a principal of P & A Associates, a leasing/consulting firm. Prior to that, he held positions with IBM and Litton Industries. Mr. Wasserman has consulted with major corporations in the areas of marketing, advertising and sales. He is a director of On-Sight Sourcing, a publicly traded company.

            Gregory L. Wilson became a director of the Company on October 20, 1994. He is the founder of Mity-Lite, Inc. (Nasdaq) and has served as President and a director of that company since 1987, as well as its Chairman of the Board since 1988 and its Treasurer since 1993. From 1982 until 1987, Mr. Wilson was President of Church Furnishings, Inc. in Provo, Utah. In 1988, he transferred his ownership interest in Church Furnishings, Inc. to a co-founder of Mity-Lite, Inc. in exchange for that person's interest in Mity-Lite, Inc.

            All directors hold office until the next annual meeting of stockholders and until their successors are elected to the Board of Directors.

COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company's copies of such forms received, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during 1996, Officers, Directors and greater than ten percent beneficial owners complied with all applicable filing requirements.


ITEM 10. EXECUTIVE COMPENSATION.

            The following table sets forth the cash and non-cash compensation paid by the Company for services rendered (a) during the fiscal years ended December 31, 1994, December 31, 1995 and December 31, 1996 to Scott Crump, its Chairman, President, Chief Executive Officer, Treasurer, and Chief Financial Officer and (b) during the fiscal year ended December 31, 1996 to Donald W. Moffatt, its Chief Operating Officer.



                           SUMMARY COMPENSATION TABLE



                                                                                     OTHER
      NAME AND                                                                      ANNUAL
 PRINCIPAL POSITION          YEAR             SALARY             BONUS           COMPENSATION
   S. Scott Crump
      Chairman,                               $95,000           $3,923
   President, CEO,           1996               (1)               (2)                  0
 Treasurer, and CFO
                             1995             $86,654           $3,654                 0
                                                (1)               (3)

                             1994             $67,721           $2,248                 0
                                                (4)

  Donald W. Moffatt          1996             $97,385           $2,769              $30,000
   Chief Operating                              (5)               (7)                 (6)
       Officer



(1) Mr. Crump was paid at the rate of $85,000 per year until November 1, 1995. Upon approval by the Board of Directors, commencing on that date, Mr. Crump was then paid at the rate of $95,000 per year for the remainder of 1995 and for 1996.

(2)       $2,923 of this bonus was earned in 1996 and paid in 1997.

(3)       This bonus was earned in 1995 and paid in 1996.

(4) Mr. Crump was paid at the rate of $60,000 per year until October 20, 1994. On that date, an employment agreement between Mr. Crump and the Company became effective, pursuant to which Mr. Crump was then paid at the rate of $85,000 per year for the remainder of 1994.

(5) Mr. Moffatt became Chief Operating Officer of the Company on February 19, 1996 and was paid at the rate of $120,000 per year from February to October 1996. Mr. Moffatt was paid at the rate of $90,000 per year for the months of November and December 1996.

(6) The Company issued Mr. Moffatt 2,000 shares of its Common Stock on July 2, 1996, as additional compensation.

(7)       This bonus was earned in 1996 and paid in 1997.


OPTION GRANTS IN LAST FISCAL YEAR

          The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during the year ended December 31, 1996 and exercise information.

                                     Individual Grants
                             Number of            Percent of
                             Securities           Total Options
                             Underlying           Granted to
                             Options              Employees in      Exercise            Expiration
Name                         Granted(#)           Fiscal Year       Price($/sh)            Date

S. Scott Crump                    2,000               .9%            $16.50            3/25/2002

Donald W. Moffat                 23,000             10.9%            $16.50            3/25/2002



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY END OPTION VALUES

      The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during the year ended December 31, 1996.


                                                                                            Value of
                                                                Number of                   Unexercised
                                                                Unexercised                 In-The-Money
                           Shares                              Options at                   Options at
                          Acquired                              FY-End(#)                   FY-End($)
                          on Exer-          Value               Exercisable/                 Exercisable/
      Name                cise (#)        Realized($)          Unexercisable                Unexercisable

S. Scott Crump               --                --                 0/ 2,000                      0/$ 6,750

Donald W. Moffat             --                --                 0/23,000                      0/$77,625



DIRECTOR FEES

            Directors currently receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Three Directors have received a non-qualified stock option to purchase 30,000 shares of the Company's Common Stock for their service on the Board of Directors. One of such directors was granted options before the Company's August 1994 stock split, and his options currently entitle him to purchase 43,118 shares of Common Stock. See "Item 12. Certain Relationships and Related Transactions" for a discussion of options granted to certain directors.

EMPLOYMENT AGREEMENTS

            The Company entered into an Employment Agreement with S. Scott Crump, its President, on September 1, 1994, which became effective on October 20, 1994. The Employment Agreement expires in October 1997 and provides that Mr. Crump shall devote all of his business time to the Company in consideration for an annual salary of $85,000. Increased or additional compensation must be approved by the Board of Directors, including the right to participate in incentive compensation plans, if any, established by the Company. Mr. Crump's annual salary under the Employment Agreement was increased by the Board of Directors to $95,000, effective November 1, 1995. The Employment Agreement restricts Mr. Crump's right to work for any competitor of the Company for a period of one year after termination of his employment by the Company. In addition, if the Company terminates Mr. Crump's employment for "Cause," as such term is defined in the Employment Agreement, the Company must pay Mr. Crump only one monthly installment of his salary. If Mr. Crump is terminated for "Good Reason," as such term is defined in the Employment Agreement, Mr. Crump will receive one such monthly installment of salary plus twelve additional monthly installments.

EMPLOYEE STOCK OPTION PLANS

         The Company has established three employee stock option plans. The three plans provide for the grant of options to qualified employees (including officers and directors) of the Company, independent contractors, consultants and other persons to purchase an aggregate of 1,300,000 shares of Common Stock. The plans are administered by the Compensation Committee of the Board of Directors.

         Options to purchase 100,608 shares, which constitute the total number of shares authorized under the Stratasys, Inc. Employee Stock Option Plan #1, adopted in October 1990 ("Plan 1"), have all been granted. As of March 15, 1997, Options to purchase 65,970 shares under Plan 1 have been exercised, and Plan 1 expires on April 19, 2001. Options to purchase 199,392 shares of Common Stock, which constitute the total number of shares authorized under the Amended and Restated Stratasys, Inc. 1994 Stock Plan ("Plan 2"), adopted in August 1994, have been granted, 10,800 of which have terminated or expired and are again available for grant. As of March 5, 1997, options to purchase 127,684 shares under Plan 2 have been exercised. The Stratasys, Inc. 1994-2 Stock Plan, as amended ("Plan 3"), adopted by the Board of Directors on December 13, 1994, originally authorized the purchase of 500,000 shares of Common Stock. On March 1, 1996, the Board of Directors authorized, and on May 23, 1996, the stockholders approved, amending Plan 3 to increase the number of shares authorized to 1,000,000 shares. Since its adoption, through March 5, 1997, options to purchase an aggregate of 734,952 shares have been granted under Plan 3, options to purchase 174,921 shares have been exercised, and 82,064 options have terminated, expired, or been cancelled and are again available for grant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 14, 1997, certain information concerning the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all Directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined by the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.


Name and Address                     Amount and Nature
 of Beneficial                         of Beneficial                      Percentage of Outstanding
    Owners                             Ownership(1)                                Owned(2)

International Business                     500,000                                 8.88%
  Machines Corporation
Old Orchard Road
Armonk, NY 10504

S. Scott and                               760,435(4)                             13.51%
Lisa H. Crump (3)(4)

Ralph E. Crump                             309,330(5)                              5.49%
28 Twisted Oak Circle
Trumbull, CT 06611

Arnold J. Wasserman                         58,330(6)                              1.03%
1 Brookwood Drive
West Caldwell, NJ 07006

Clifford H. Schwieter                        5,318(7)                              *
102 E. Crest Drive
Cincinnati, OH 45215

Donald W. Moffat                             6,600(8)                              *
6595 Harbor Beach
Prior Lake, MN 55372

Gregory L. Wilson                           25,000(9)                              *
1301 W. 400 North
Orem, UT 84057

All directors and executive             1,172,062(10)                             20.82%
officers as a group
(8 persons)


----------------------------
* Represents less than 1%.

(1) Under Securities and Exchange Commission rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is also deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(2) Based on a total of 5,627,916 shares of Common Stock issued and outstanding as of March 14, 1997.

(3) The address of this person is in care of the Company, 14950 Martin Drive, Eden Prairie, Minnesota 55344.

(4) S. Scott Crump owns 380,014 shares individually and Lisa H. Crump owns 379,621 shares individually. Lisa and Scott Crump are husband and wife, but disclaim beneficial ownership of each other's shares. They also disclaim beneficial ownership of the 154,665 shares held by Ralph Crump, Scott Crump's father and Lisa Crump's father-in-law, and the 154,665 shares held by Marjorie Crump, Scott Crump's mother and Lisa Crump's mother-in-law. By virtue of their ownership of shares of Common Stock and position with the Company, S. Scott Crump and Lisa Crump may be deemed "parents" and "founders" of the Company as such terms are defined under the federal securities laws. Includes 800 shares of Common Stock issuable upon the exercise of options currently exercisable by S. Scott Crump and Lisa Crump.

(5) Includes 154,665 shares owned by Marjorie Crump, Mr. Crump's wife, of which Mr. Crump disclaims beneficial ownership. Excludes the following shares of which Mr. Crump disclaims beneficial ownership; 380,014 shares held by Mr. Crump's son, S. Scott Crump, and 379,621 shares held by Mr. Crump's daughter-in-law, Lisa H. Crump.

(6) Includes 58,330 shares of Common Stock issuable upon the exercise of options currently exercisable by Mr. Wasserman. Excludes 11,670 shares of Common Stock issuable pursuant to options granted to him, which become exercisable through September 30, 1997. See "Item 12. Certain Relationships and Related Transactions - Consulting Agreements" and "- Directors' Options."

(7) Includes 3,593 shares of Common Stock issuable upon the exercise of options currently exercisable by Mr. Schwieter. Excludes 3,593 shares issuable pursuant to options granted to him, which become exercisable through June 30, 1997. See "Item 12. Certain Relationships and Related Transactions - Consulting Agreements" and "- Directors' Options."

(8) Includes 4,600 shares of Common Stock issuable upon the exercise of options currently exercisable by Donald W. Moffat.

(9) Includes 25,000 shares of Common Stock issuable upon the exercise of options currently exercisable by Mr. Wilson. Excludes 5,000 shares issuable pursuant to options granted to him, which become exercisable through September 30, 1997. See "Item 12. Certain Relationships and Related Transactions - Directors' Options."

(10) Includes 1,100 shares of Common Stock issuable upon the exercise of options currently exercisable by Lawrence F. Roscoe.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


IBM ASSET PURCHASE

            The Company purchased certain rapid prototyping assets (the "Assets") from IBM, on January 1, 1995, pursuant to an Assignment and Sale of Rapid Prototyping Technology and Related Assets Agreement.

            The Assets acquired by the Company from IBM comprised both tangible and intangible assets. All of the intangible assets related to rapid prototyping technology developed by IBM and consisted of three patents, eight patent applications, documentation (technical reference handbooks, technical disclosures, publications and other written material used in connection with such rapid prototyping technology), know-how (including trade secrets, technical information and data, test reports and data, engineering, scientific and practical information and formula, equipment designs and drawings, and commercial sources of information and material), computer software (including programming codes), and certain licensing agreements. The tangible personal property acquired comprised machinery, equipment, furniture, supplies, spare parts, tools, prototypes and components of rapid prototyping devices and other related assets (the "Non-Technology Assets").

            In consideration for the Assets, the Company issued 500,000 shares of its Common Stock to IBM and agreed to pay IBM an aggregate of $500,000. Of the $500,000 to be paid, $285,284.64 was paid at closing in cash for the patents, and the balance of $214,715.36 is being paid in installments through September 1999 as lease payments for certain of the Non-Technology Assets which support the development of the rapid prototyping technology. The lease terms for the Non-Technology Assets are set forth in an Equipment Lease Agreement between the parties dated as of January 1, 1995. In addition, the Company and IBM entered into a Representations and Registration Rights Agreement wherein the Company granted IBM "piggyback" registration rights with respect to the 500,000 shares of Common Stock acquired by it, commencing at any time after January 1, 1997, and two "demand" registration rights, commencing at any time after January 1, 1998.

CONSULTING AGREEMENTS

            On December 15, 1994, the Company entered into a three-year consulting agreement with Arnold J. Wasserman, a director of the Company, pursuant to which Mr. Wasserman would provide services to develop the Company's OEM leasing program and the sales and marketing to CT scanner manufacturers and would perform such other services as are required by the Company. In consideration for these services, Mr. Wasserman received a non-qualified option to purchase 40,000 shares of Common Stock at an exercise price of $5.375. Options to purchase 3,333 shares became exercisable as of December 31, 1994, with an additional 3,333 vesting on the last day of each calendar quarter through September 30, 1997. The options expire on December 14, 1999, and are covered by the S-8 Registration Statement. No such options have been exercised.

            On April 1, 1995, the Company entered into a two-year consulting agreement with Clifford Schwieter, a director of the Company, pursuant to which Mr. Schwieter provides marketing and technical consulting services to the Company. In consideration for these services, Mr. Schwieter would receive on a per project basis, between $0 and $5,000 per month depending on the project. In addition, Mr. Schwieter received non-qualified stock options, pursuant to Plan 3, to purchase 15,000 shares of Common Stock at an exercise price of $6.81 per share.

DIRECTORS' OPTIONS

            In August 1994, the Company entered into a stock option agreement with Clifford Schwieter. In consideration for his services as a director of the Company, Mr. Schwieter received a non-qualified option to purchase 43,118 shares of Common Stock at an exercise price of $3.83 per share. Options to purchase 3,593 shares became exercisable as of September 30, 1994, with an additional 3,593 shares vesting on the last day of each calendar quarter through June 30, 1997. The options expire on September 29, 1999 and all but 7,187 options have been exercised.

            On December 15, 1994, the Company entered into a stock option agreement with Arnold J. Wasserman. In consideration for his services as a director of the Company, Mr. Wasserman received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $5.375. Options to purchase 2,500 shares became exercisable as of December 31, 1994, with an additional 2,500 vesting on the last day of each calendar quarter through September 30, 1997. The options expire on December 14, 1999, and no options have been exercised.

            On December 15, 1994, the Company entered into a stock option agreement with Gregory L. Wilson. In consideration for his services as a director of the Company, Mr. Wilson received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $5.375. Options to purchase 2,500 shares became exercisable as of December 31, 1994, with an additional 2,500 vesting on the last day of each calendar quarter through September 30, 1997. The options expire on December 14, 1999 and no options have been exercised.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit No.                Description

 3.1     Restated Certificate of Incorporation of the Company. (3)

 3.2     Amendment to Certificate of Incorporation of the Company. (6)

 3.3     By-Laws of the Company. (1)

 4.1 Common Stock Purchase Warrant with Battery Ventures II, L.P. dated October 15, 1990. (1)

 4.2     Agent's Warrant issued to R.J. Steichen & Company dated
         November 12, 1993. (1)

 4.3     Agent's Warrant issued to R.J. Steichen & Company dated
         December 13, 1993. (1)

 4.4 Form of Common Stock purchase warrants issued by the Company dated as of November 12, 1993 and December 13, 1993. (1)

 4.5     Form of Underwriter's Warrant. (1)

 4.6 Form of Common Stock purchase warrant issued by the Company in its August 1995 private placement (2).

 4.7 Form of 3-year Common Stock purchase warrants issued by the Company in its November 1995 offering under Regulation D and Regulation S. (5)

 4.8 Form of 3-month Common Stock purchase warrants issued by the Company in its November 1995 offering under Regulation D and Regulation S. (5)

 4.9 Form of Placement Agent's warrant issued by the Company in its November 1995 offering under Regulation D and Regulation S. (5)

 4.10 Form of warrant issued to Sunrise Securities Corp. by the Company in connection with its November 1995 offering under Regulation D and Regulation S. (5)

10.1 Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990. (1)

10.2 Non-Competition Agreement between the Company and S. Lisa Crump, dated October 15, 1990. (1)

10.3 Employee Confidentiality Agreement between the Company and S. Scott Crump, dated October 15, 1990. (1)

10.4 Employee Confidentiality Agreement between the Company and Lisa Crump, dated October 15, 1990. (1)

10.5 Stockholders' Agreement dated October 15, 1990 among the Company, S. Scott Crump, Lisa Crump, Ralph Crump and Marjorie Crump. (1)

10.6     Stratasys, Inc. Employee Stock Option Plan #1. (1)

10.7 Joint Development Agreement between the Company and 3M Corporation, dated July 2, 1993. (1)

10.8     Amended and Restated Stratasys, Inc. 1994 Stock Plan. (3)

10.9     Stratasys, Inc. 1994-2 Stock Plan. (3)

10.10 Employment Agreement Between the Company and S. Scott Crump, dated September 1, 1994. (2)

10.11    Consulting Agreement with Arnold Wasserman dated December 15, 1994. (3)

10.12 Asset Purchase Agreement between the Company and IBM dated January 1, 1995. (4)

10.13 Registration Rights Agreement between the Company and IBM dated January 1, 1995. (4)

10.14 Equipment Lease Agreement between the Company and IBM dated January 1, 1995. (4)

10.15 Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects. (7)

10.16 Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects. (7)

10.17 Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb, William R. Priedemann, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling. (7)

10.18    Lease between the Company and Richard A. Burke, dated October 14, 1996.

21.1     Subsidiaries of the Company. (5)

23.1     Consent of Rothstein, Kass & Company, P.C.

27.1     Financial Data Schedule.

-------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-83638-C) filed September 2, 1994.

(2)      Incorporated by reference from the Company's Form 8-K, dated August 24,
         1995.

(3) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1994.

(4) Incorporated by reference from the Company's Form 8-K, Amendment No.2, dated January 1, 1995.

(5) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-99108) filed November 8, 1995.

(6) Incorporated by reference from the Company's Form 10-QSB for the nine months ended September 30, 1995.

(7) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.


STRATASYS, INC.


CONTENTS

------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT                               F - 2

FINANCIAL STATEMENTS
    Balance Sheets                                         F - 3
    Statements of Income                                   F - 4
    Statements of Stockholders' Equity                     F - 5
    Statements of Cash Flows                           F - 6 - 7
    Notes to Financial Statements                      F- 8 - 21






INDEPENDENT AUDITORS' REPORT



Board of Directors
Stratasys, Inc.


We have audited the accompanying balance sheets of Stratasys, Inc. as of December 31, 1996 and 1995 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratasys, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   /s/ ROTHSTEIN, KASS & COMPANY, P.C.
                                       ROTHSTEIN, KASS & COMPANY, P.C.


Roseland, New Jersey
February 14, 1997




STRATASYS, INC.
BALANCE SHEETS

DECEMBER 31,                                                                1996              1995
                                                                        ------------       ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $  3,964,968       $  4,726,056
    Marketable securities                                                  6,572,907          6,309,048
    Accounts receivable, less allowance for returns and
     doubtful accounts of $470,000 in 1996 and $130,000
     in 1995                                                              10,607,155          2,769,010
    Inventories                                                            2,648,990            907,319
    Prepaid expenses                                                         344,101            119,423
    Deferred taxes                                                           945,000
                                                                        ------------       ------------

         Total current assets                                             25,083,121         14,830,856
                                                                        ------------       ------------


PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization                                             2,184,165          1,112,328
                                                                        ------------       ------------


OTHER ASSETS
    Intangible assets, less accumulated amortization                       4,119,857          3,910,960
    Sundry                                                                    75,576             41,124
                                                                        ------------       ------------

                                                                           4,195,433          3,952,084
                                                                        ------------       ------------


                                                                        $ 31,462,719       $ 19,895,268
                                                                        ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capital leases, current portion                   $    186,415       $    157,449
    Accounts payable and other current liabilities                         3,622,555          1,661,517
    Unearned maintenance revenues                                          1,082,044            371,570
                                                                        ------------       ------------

         Total current liabilities                                         4,891,014          2,190,536
                                                                        ------------       ------------


DEFERRED TAXES                                                                71,000

OBLIGATIONS UNDER CAPITAL LEASES, less current portion                        94,977            182,520
                                                                        ------------       ------------

                                                                             165,977            182,520
                                                                        ------------       ------------


COMMITMENTS

STOCKHOLDERS' EQUITY
    Preferred stock, Series A, $.01 par value, authorized
     264,000 shares, issued and outstanding 264,000 shares in 1995              --                2,640
    Common stock, $.01 par value, authorized 15,000,000 shares, issued and outstanding 5,517,309 shares in 1996 and
     4,233,876 shares in 1995                                                 55,173             42,339
    Capital in excess of par value                                        27,394,902         22,024,604
    Accumulated deficit                                                   (1,044,347)        (4,547,371)
                                                                        ------------       ------------

         Total stockholders' equity                                       26,405,728         17,522,212
                                                                        ------------       ------------


                                                                        $ 31,462,719       $ 19,895,268
                                                                        ============       ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.






STRATASYS, INC.
STATEMENTS OF INCOME


YEARS ENDED DECEMBER 31,                               1996               1995
                                                   ------------       ------------
SALES                                              $ 22,919,818       $ 10,275,186

COST OF SALES                                         7,888,516          3,906,841
                                                   ------------       ------------


GROSS PROFIT                                         15,031,302          6,368,345
                                                   ------------       ------------


COSTS AND EXPENSES
    Research and development                          3,374,039          1,995,696
    Selling, general and administrative               9,485,519          4,231,571
                                                   ------------       ------------

                                                     12,859,558          6,227,267
                                                   ------------       ------------


OPERATING INCOME                                      2,171,744            141,078

OTHER INCOME (EXPENSE)
    Interest and other income                           585,516            303,350
    Interest expense                                    (39,236)           (50,404)
                                                   ------------       ------------

                                                        546,280            252,946
                                                   ------------       ------------


INCOME BEFORE INCOME TAXES                            2,718,024            394,024

INCOME TAXES (CREDIT)                                  (785,000)            23,000
                                                   ------------       ------------


NET INCOME                                         $  3,503,024       $    371,024
                                                   ============       ============


INCOME PER COMMON AND COMMON EQUIVALENT SHARE
 Primary                                           $        .63       $        .09
                                                   ============       ============


 Fully diluted                                     $        .62       $        .09
                                                   ============       ============


WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING
    Primary                                           5,583,868          4,022,731
                                                   ============       ============


    Fully diluted                                     5,647,160          4,046,123
                                                   ============       ============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.





STRATASYS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                                       CAPITAL IN
                                                         PREFERRED STOCK                      COMMON STOCK              EXCESS OF
                                                     SHARES           AMOUNT            SHARES            AMOUNT        PAR VALUE
BALANCES, January 1, 1995                            264,000      $      2,640         2,871,210     $     28,712     $ 10,710,951

COMMON STOCK ISSUED IN EXCHANGE FOR
 INTANGIBLE ASSETS                                      --                --             500,000            5,000        2,495,000

SALE OF COMMON STOCK, less related expenses             --                --             862,666            8,627        8,818,653

NET INCOME                                              --                --                --               --               --
                                                ------------      ------------      ------------     ------------     ------------


BALANCES, December 31, 1995                          264,000             2,640         4,233,876           42,339       22,024,604

COMMON STOCK ISSUED UPON CONVERSION
 OF PREFERRED STOCK                                 (264,000)           (2,640)          379,437            3,794           (1,154)

SALE OF COMMON STOCK, less related expenses             --                --             901,996            9,020        5,341,472

COMMON STOCK ISSUED AS COMPENSATION                     --                --               2,000               20           29,980

NET INCOME                                              --                --                --               --               --
                                                ------------      ------------      ------------     ------------     ------------


BALANCES, December 31, 1996                             --            $   --           5,517,309     $     55,173     $ 27,394,902
                                                ============      ============      ============     ============     ============




                                                      ACCUMULATED
                                                        DEFICIT           TOTAL

BALANCES, January 1, 1995                            $ (4,918,395)     $  5,823,908

COMMON STOCK ISSUED IN EXCHANGE FOR
 INTANGIBLE ASSETS                                           --           2,500,000

SALE OF COMMON STOCK, less related expenses                  --           8,827,280

NET INCOME                                                371,024           371,024
                                                     ------------      ------------


BALANCES, December 31, 1995                            (4,547,371)       17,522,212

COMMON STOCK ISSUED UPON CONVERSION
 OF PREFERRED STOCK                                          --                --

SALE OF COMMON STOCK, less related expenses                  --           5,350,492

COMMON STOCK ISSUED AS COMPENSATION                          --              30,000

NET INCOME                                              3,503,024         3,503,024
                                                     ------------      ------------


BALANCES, December 31, 1996                          $ (1,044,347)     $ 26,405,728
                                                     ============      ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


STRATASYS, INC.
STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                                        1996             1995
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $  3,503,024      $    371,024
   Adjustments to reconcile net income to
    net cash used in operating activities:
      Deferred taxes                                                            (874,000)
      Depreciation and amortization                                              474,902           226,734
      Amortization of intangibles                                                614,027           213,362
      Allowance for sales returns                                                 55,588
      Bad debts                                                                  220,000           111,154
      Amortization of discounts on marketable securities                         (30,172)          (18,798)
      Common stock issued for services                                            30,000
      Other                                                                        5,660            40,768
      Increase (decrease) in cash attributable to changes in assets and liabilities:
        Accounts receivable                                                   (8,178,145)       (2,001,074)
        Inventories                                                           (1,699,176)         (460,447)
        Prepaid expenses                                                        (221,266)          (85,735)
        Accounts payable and other current liabilities                         1,979,543           940,957
        Unearned maintenance revenues                                            710,474           256,248
                                                                            ------------      ------------


NET CASH USED IN OPERATING ACTIVITIES                                         (3,409,541)         (405,807)
                                                                            ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of marketable securities                                 1,307,198         6,349,743
   Acquisition of marketable securities                                       (1,540,885)      (12,639,993)
   Proceeds from sale of machinery and equipment                                                    58,264
   Acquisition of property and equipment                                      (1,432,387)         (683,389)
   Payments for intangible assets                                               (822,924)       (1,215,212)
   Payments for sundry assets, net                                               (34,452)          (29,056)
                                                                            ------------      ------------



NET CASH USED IN INVESTING ACTIVITIES                                         (2,523,450)       (8,159,643)
                                                                            ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of obligations under capital leases                               (178,589)         (170,983)
   Proceeds from sale of common stock                                          5,350,492         8,827,280
                                                                            ------------      ------------


NET CASH PROVIDED BY FINANCING ACTIVITIES                                      5,171,903         8,656,297
                                                                            ------------      ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (761,088)           90,847

CASH AND CASH EQUIVALENTS, beginning of year                                   4,726,056         4,635,209
                                                                            ------------      ------------


CASH AND CASH EQUIVALENTS, end of year                                      $  3,964,968      $  4,726,056
                                                                            ============      ============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



STRATASYS, INC.

STATEMENTS OF CASH FLOWS



YEARS ENDED DECEMBER 31,                                     1996            1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION, cash paid during the year for interest     $   39,236     $   50,404
                                                           ==========     ==========


SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
      Machinery and equipment acquired under capital
       lease obligations                                   $  120,012     $  361,912
                                                           ==========     ==========


      Issuance of common stock in exchange for
       intangible assets                                   $    --        $2,500,000
                                                           ==========     ==========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.




STRATASYS, INC.

NOTES TO FINANCIAL STATEMENTS




 1.      NATURE OF OPERATIONS AND
         SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES                OPERATIONS

                                            Stratasys, Inc. (the "Company")
                                            develops, manufactures and markets a
                                            family of rapid prototyping systems
                                            (RPS) and devices that permit
                                            engineers and designers to create
                                            physical models and prototypes, made
                                            of various materials, utilizing
                                            three dimensional Computer Aided
                                            Design ("3D CAD") files at a CAD
                                            workstation. The Company sells these
                                            devices worldwide.

                                            FAIR VALUE OF FINANCIAL INSTRUMENTS

                                            The fair value of the Company's
                                            assets and liabilities, which
                                            qualify as financial instruments
                                            under Statement of Financial
                                            Accounting Standards (SFAS) No. 107,
                                            "Disclosures about Fair Value of
                                            Financial Instruments," approximates
                                            the carrying amounts presented in
                                            the balance sheet.

                                            CASH EQUIVALENTS

                                            Cash equivalents include all highly
                                            liquid instruments having a maturity
                                            of less than three months from the
                                            purchase date. Cash equivalents
                                            includes a U.S. Treasury note and
                                            money market account.

                                            MARKETABLE SECURITIES

                                            The Company records its marketable
                                            securities in accordance with SFAS
                                            No. 115, "Accounting for Certain
                                            Investments in Debt and Equity
                                            Securities." Marketable securities
                                            have been categorized as available
                                            for sale and, as a result, are
                                            stated at fair value. Realized gains
                                            or losses are determined on the
                                            specific identification method and
                                            are reflected in income.

                                            INVENTORIES

                                            Inventories are stated at the lower
                                            of cost, on the first in, first out
                                            method, or market.

                                            IMPAIRMENT OF LONG-LIVED ASSETS

                                            The Company periodically assesses
                                            the recoverability of the carrying
                                            amounts of long-lived assets,
                                            including intangible assets. A loss
                                            is recognized when expected
                                            undiscounted future cash flows are
                                            less than the carrying amount of the
                                            asset. The impairment loss is the
                                            difference by which the carrying
                                            amount of the asset exceeds its fair
                                            value.

                                            PROPERTY AND EQUIPMENT

                                            Property and equipment is stated at
                                            cost.

                                            DEPRECIATION AND AMORTIZATION

                                            Depreciation and amortization is
                                            computed using the straight line
                                            method over the estimated useful
                                            lives of the assets ranging from 3-
                                            5 years.

                                            INTANGIBLE ASSETS

                                            Intangible assets are being
                                            amortized over their estimated
                                            useful lives by the straight line
                                            method as follows:


                                                 RPS Technology                          11 years
                                                 Capitalized software development costs   3 years
                                                 Patents                                 17 years
                                                 Copyrights and licensed internal code    5 years

                                            The costs of software development,
                                            including significant product
                                            enhancements, incurred subsequent to
                                            establishing technological
                                            feasibility have been capitalized in
                                            accordance with SFAS No. 86,
                                            "Accounting for the Costs of
                                            Computer Software to be Sold, Leased
                                            or Otherwise Marketed." Costs
                                            incurred prior to establishment of
                                            technological feasibility are
                                            charged to research and development
                                            expense.

                                            UNEARNED MAINTENANCE REVENUES

                                            Maintenance revenues are amortized
                                            over the term of the related
                                            maintenance contracts, principally
                                            one year.

                                            REVENUE RECOGNITION

                                            The Company recognizes revenues from
                                            the sale of RPS machines when
                                            shipped. The Company has established
                                            warranty programs which enable
                                            customers to return a RPS machine.
                                            The Company establishes valuation
                                            allowances for estimated returns at
                                            the time of shipment. In additions,
                                            accruals for customer discounts are
                                            recorded when revenues are
                                            recognized.

                                            Software revenues are recorded based
                                            on Statement of Position 91-1 (SOP
                                            91-1), "Software Revenue
                                            Recognition," which provides for
                                            recognizing revenues from software
                                            product sales when a non-cancelable
                                            license agreement has been signed,
                                            the product has been delivered, all
                                            significant obligations have been
                                            satisfied and collectibility of the
                                            receivable is certain. The Company
                                            sells its software as an integral
                                            part of the RPS machines.

                                            Service revenues, excluding
                                            maintenance contracts, are
                                            recognized at the time the services
                                            are performed.

                                            RESEARCH AND DEVELOPMENT COSTS

                                            In accordance with SFAS No. 2,
                                            "Accounting for Research and
                                            Development Costs," expenditures for
                                            research, development and
                                            engineering of products and
                                            manufacturing processes are expensed
                                            as incurred.

                                            INCOME TAXES

                                            The Company complies with SFAS No.
                                            109, "Accounting for Income Taxes,"
                                            which requires an asset and
                                            liability approach to financial
                                            reporting of income taxes. Deferred
                                            income tax assets and liabilities
                                            are computed annually for
                                            differences between financial
                                            statement and tax bases of assets
                                            and liabilities that will result in
                                            taxable or deductible amounts in the
                                            future, based on enacted tax laws
                                            and rates applicable to the periods
                                            in which the differences are
                                            expected to effect taxable income.
                                            Valuation allowances are
                                            established, when necessary, to
                                            reduce the deferred income tax
                                            assets to the amount expected to be
                                            realized.

                                            INCOME PER COMMON AND COMMON
                                            EQUIVALENT SHARE

                                            Income per common and common
                                            equivalent share is based upon the
                                            net income divided by the weighted
                                            average number of common and common
                                            equivalent shares outstanding.
                                            Common equivalent shares include
                                            convertible preferred stock, stock
                                            options and warrants, if dilutive.
                                            The fully diluted weighted average
                                            number of common and common
                                            equivalent shares outstanding
                                            assumes shares issued from the
                                            exercise of stock options and
                                            warrants to have been outstanding
                                            for the full year.

                                            USE OF ESTIMATES

                                            The preparation of financial
                                            statements in conformity with
                                            generally accepted accounting
                                            principles requires management to
                                            make estimates and assumptions that
                                            affect the reported amounts of
                                            assets and liabilities and
                                            disclosure of contingent assets and
                                            liabilities at the date of the
                                            financial statements and the
                                            reported amounts of revenues and
                                            expenses during the reporting
                                            period. Actual results could differ
                                            from those estimates.


 2.      ACQUISITION OF ASSETS              On January 1, 1995, the Company
                                            purchased from IBM intangible and
                                            other assets relating to a RPS. At
                                            the acquisition date, the RPS was
                                            both technologically and
                                            economically feasible. The Company
                                            paid $342,813 in cash, including
                                            related acquisition costs of $57,528
                                            and issued 500,000 shares of
                                            restricted common stock with an
                                            ascribed value of $2,500,000 ($5 per
                                            share). Additionally, the Company
                                            entered into a capital lease for the
                                            acquisition of office furniture and
                                            equipment. The lease provides for
                                            quarterly payments in varying
                                            amounts through September 1999,
                                            totaling $214,715. The Company has
                                            recorded office furniture and
                                            equipment, and the related capital
                                            lease obligation, at $184,714,
                                            reflecting a discount of the
                                            payments at an interest rate of 10%.

                                            The purchase price of the intangible
                                            assets has been allocated as
                                            follows:


                                                 RPS Technology                          $      2,558 532
                                                 Patents                                          213,211
                                                 Patents Applications                              14,214
                                                 Copyrights and licensed internal code             56,856
                                                                                         ------------------
                                                                                         $      2,842,813
                                                                                         ------------------

                                            In accordance with Accounting
                                            Principles Board Opinion (APB) 16
                                            and APB 17, the RPS technology will
                                            be amortized over a period of eleven
                                            (11) years, which the Company
                                            believes to be the economic life of
                                            the technology. Patents will be
                                            amortized over their remaining
                                            economic lives, and applications, if
                                            denied, will be expensed at that
                                            time. Copyrights and internal code
                                            will be amortized over a five-year
                                            period.


 3.      ACCOUNTS RECEIVABLES               At December 31, 1996 and 1995,
                                            accounts receivable included
                                            balances due from foreign entities
                                            of approximately $3,711,000 and
                                            $981,000, respectively.


 4.      MARKETABLE SECURITIES              Marketable securities contain U.S.
                                            debt securities and have been
                                            categorized as available for sale.
                                            Marketable securities are recorded
                                            in accordance with SFAS No. 115.
                                            During 1996 and 1995, the Company
                                            had no significant realized or
                                            unrealized gains or losses.

 5.      INVENTORIES                        Inventories consist of the following
                                            at December 31,:

                                                                 1996          1995

                                            Finished goods    $1,295,803   $  329,040
                                            Work in process      264,259      104,787
                                            Raw materials      1,088,928      473,492
                                                               ---------   ----------
                                                              $2,648,990   $  907,319
                                                              ==========   ==========



 6.      PROPERTY AND EQUIPMENT             Property and equipment consists of
                                            the following at December 31,:

                                                                                 1996         1995
                                                                              ----------   ----------
                                             Machinery and equipment          $  706,411   $  338,911
                                             Computer equipment and
                                              software                         1,061,312      336,096
                                             Office equipment                    235,572      110,194
                                             Leasehold improvements              383,430      137,331
                                             Equipment under capital leases      635,155      586,549
                                                                              ----------   ----------

                                                                               3,021,880    1,509,081
                                             Accumulated depreciation
                                              and amortization (including
                                              $218,597 in 1996 and
                                              $150,953 in 1995 under
                                              capital leases)                    837,715      396,753
                                                                              ----------   ----------


                                                                              $2,184,165   $1,112,328
                                                                              ==========   ==========


 7.      INTANGIBLE ASSETS                  Intangible assets consist of the
                                            following at December 31,:

                                                                           1996         1995
                                                                        ----------   ----------
                                             RPS Technology             $2,558,532   $2,558,532
                                             Capitalized software
                                              development costs          1,886,768    1,138,499
                                             Patents                       445,868      376,609
                                             Copyrights and licensed
                                              internal code                 56,856       56,856
                                             Other                          16,837       11,441
                                                                        ----------   ----------

                                                                         4,964,861    4,141,937
                                             Accumulated amortization      845,004      230,977
                                                                        ----------   ----------
                                                                        $4,119,857   $3,910,960
                                                                        ==========   ==========


                                            For the year ended December 31,
                                            1996, amortization for computer
                                            software development costs charged
                                            to operations was $339,960. For the
                                            year ended December 31, 1995, there
                                            was no amortization for capitalized
                                            computer software development costs
                                            charged to operations since the
                                            products were not available for
                                            general release to customers.

                                            Included in research and development
                                            costs for the years ended December
                                            31, 1996 and 1995 are computer
                                            software development expenditures of
                                            $414,026 and $89,168, respectively.


 8.      ACCOUNTS PAYABLE AND
          OTHER CURRENT
          LIABILITIES                       Accounts payable and other current
                                            liabilities consist of the following
                                            at December 31,:

                                                                                1996         1995
                                             Trade                           $1,753,643   $  905,707
                                             Compensation and related
                                              benefits                        1,056,552      466,968
                                             Reserve for warranty expenses      362,912      149,803
                                             State income taxes                  90,720       23,000
                                             Other                              358,728      116,039
                                                                             ----------   ----------
                                                                             $3,622,555   $1,661,517
                                                                             ==========   ==========


 9.      OBLIGATIONS UNDER
          CAPITAL LEASES Aggregate minimum lease payments for obligations under capital leases in the years subsequent to December 31, 1996 are as follows:

                                            YEAR ENDING DECEMBER 31,
                                                1997                                  $218,143
                                                1998                                    82,923
                                                1999                                    28,367
                                                                                      --------

                                            Total minimum lease payments               329,433
                                            Less amounts representing interest          48,041
                                                                                      --------

                                            Present value of minimum lease payments    281,392
                                            Less current portion                       186,415
                                                                                      --------
                                                                                      $ 94,977
                                                                                      ========




10.      INCOME TAXES                       The tax effects of principal
                                            temporary differences are shown in
                                            the following table at December 31,:

                                                                                  1996            1995
                                                                               -----------    -----------
                                             Net operating loss
                                              carryforwards                    $   142,000    $ 1,475,000
                                             Depreciation                         (139,000)       (92,000)
                                             Amortization                           68,000         12,000
                                             Allowance for doubtful accounts       142,000         53,000
                                             Reserve for warranty expenses         147,000         60,000
                                             Reserve for sales returns, net         24,000
                                             Federal minimum tax credit
                                              carryforwards                         14,000          7,000
                                             Research and development tax
                                              credit carryforwards                 476,000        295,000
                                                                               -----------    -----------

                                                                                   874,000      1,810,000
                                             Valuation allowance for
                                              deferred tax asset                               (1,810,000)
                                                                               -----------    -----------
                                                                               $   874,000    $        --
                                                                               -----------    -----------


                                            The net deferred tax asset included
                                            the following amounts of deferred
                                            tax assets and liabilities at
                                            December 31,:

                                                                                   1996           1995
                                                                               -----------    -----------
                                             Deferred tax assets               $ 1,013,000    $ 1,902,000
                                             Deferred tax liabilities             (139,000)       (92,000)
                                             Valuation allowances for
                                              deferred tax asset                      --       (1,810,000)
                                                                               -----------    -----------
                                             Net deferred tax asset            $   874,000    $       --
                                                                               ===========    ===========


                                            At December 31, 1996, the Company
                                            had federal and state net operating
                                            loss carryforwards of approximately
                                            $247,000 and $1,195,000,
                                            respectively, which can be utilized
                                            against future taxable income and
                                            expire in various years through the
                                            year 2009.

                                            At December 31, 1996, the Company
                                            had research and development tax
                                            credit carryforwards of
                                            approximately $476,000, which can be
                                            utilized against future federal
                                            income tax and expire in various
                                            years through 2016.

                                            The components of income taxes
                                            (credit) for the year ended December
                                            31, 1996 and 1995 are as follows:

                                                                   1996         1995
                                                                 ---------    ---------
                                             FEDERAL, deferred   $(699,000)    $   --
                                                                 ---------    ---------
                                             STATE AND OTHER
                                               Current              82,000       23,000
                                               Deferred           (168,000)
                                                                 ---------    ---------
                                                                   (86,000)      23,000
                                                                 ---------    ---------
                                                                 $(785,000)   $  23,000
                                                                 =========    =========


                                            A reconciliation of income tax
                                            expense to the federal statutory
                                            rate is as follows for the years
                                            ended December 31,:

                                                                        1996     1995
                                            Federal statutory rate      34.0 %    34.0%

                                            State income tax             2.0       5.8

                                            Change in valuation        (66.7)

                                            Net operating loss
                                             carryforwards (utilized)            (34.0)

                                            Other                        1.8
                                                                        ----      ----


                                            Effective income tax rate   (28.9) %   5.8%
                                                                        ====      ====



11.      RELATED PARTY
          TRANSACTION                       In April 1995, the Company entered
                                            into a two-year consulting agreement
                                            with a director of the Company,
                                            pursuant to which the director is to
                                            provide marketing and technical
                                            consulting services. In
                                            consideration for these services,
                                            the director receives on a per
                                            project basis, up to $5,000 per
                                            month. During 1996 and 1995, the
                                            Company incurred consulting fees
                                            relating to this agreement of
                                            approximately $17,000 and $55,000,
                                            respectively. In addition, the
                                            director received non-qualified
                                            stock options, pursuant to Plan 3
                                            (SEE NOTE 15), to purchase 15,000
                                            shares of the Company's common stock
                                            at an exercise price of $6.81 per
                                            share. The options expire on April
                                            1, 2000.

12.      COMMITMENTS                        The Company leases its facilities
                                            under leases which expire between
                                            February 1998 and July 1999.

                                            Aggregate future minimum annual
                                            rental payments are as follows:

                                            YEAR ENDING DECEMBER 31,     1997        1998         1999
                                                                      ---------    ---------    ---------
                                            Minimum rentals           $ 241,358    $ 182,473    $ 103,319
                                            Less: sublease payments    (120,000)     (84,000)     (84,000)
                                                                      ---------    ---------    ---------
                                            Net rental payments       $ 121,358    $  98,473    $  19,319
                                                                      =========    =========    =========

                                            Rent expense for the years ended
                                            December 31, 1996 and 1995 was
                                            approximately $364,000 and $222,000,
                                            respectively.

                                            The Company entered into a
                                            three-year employment agreement,
                                            effective October 20, 1994. In 1995,
                                            the Board of Directors approved an
                                            increase of the minimum annual
                                            salary to $95,000.


13.      PREFERRED STOCK                    The preferred stock is convertible
                                            into the Company's common stock at
                                            $3.17 per share (equivalent to a
                                            conversion rate of 1.43726 shares of
                                            common stock for each share of
                                            preferred stock).

                                            On January 1, 1996, the holder of
                                            the preferred stock converted all
                                            264,000 shares of the Company's
                                            preferred stock into 379,437 shares
                                            of the Company's common stock.

14.      COMMON STOCK                       In 1995, the Company's Certificate
                                            of Incorporation was amended to
                                            increase the number of authorized
                                            shares of common stock to 8,000,000.

                                            During 1995, the Company sold
                                            815,550 shares of its common stock,
                                            privately, for aggregate proceeds
                                            (net commissions and expenses) of
                                            approximately $8,748,000. In
                                            connection with some of the sales of
                                            its common stock the Company issued
                                            warrants to purchase 249,487 shares
                                            of the Company's common stock.

                                            During 1995, stock options to
                                            purchase 42,324 shares of the
                                            Company's common stock were
                                            exercised with proceeds to the
                                            Company of approximately $51,000. In
                                            addition, warrants to purchase 4,792
                                            shares of the Company's common stock
                                            were exercised with proceeds to the
                                            Company of approximately $28,000.

                                            In 1996, the Company's Certificate
                                            of Incorporation was amended to
                                            increase the number of authorized
                                            shares of common stock to
                                            15,000,000.

                                            On January 1, 1996, the Company
                                            issued 379,437 shares of common
                                            stock upon the exercise of
                                            conversion rights by the
                                            shareholders of all 264,000 shares
                                            of preferred stock outstanding.

                                            During 1996, the Company issued 2000
                                            shares of common stock as
                                            compensation to the Chief Operating
                                            Officer of the Company and charged
                                            operations for $30,000.

                                            During 1996, stock options to
                                            purchase 240,353 shares of the
                                            Company's common stock were
                                            exercised with proceeds to the
                                            Company of approximately $1,197,952.
                                            In addition, warrants to purchase
                                            661,643 shares of the Company's
                                            common stock were exercised with net
                                            proceeds to the Company of
                                            approximately $4,152,540.

15.      STOCK OPTIONS AND
          WARRANTS The Company has established three employee stock option plans, the Stratasys, Inc. Employee Stock Option Plan #1 (Plan 1), Stratasys, Inc. 1994 Stock Plan (Plan 2) and Stratasys, Inc. 1994 -2 Stock Plan (Plan 3). The three plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants and other persons to purchase
                                            1,300,000 shares of common stock,
                                            100,608 under Plan 1, 199,392 under
                                            Plan 2 and 1,000,000 under Plan 3.

                                            All the options under Plan 1 have
                                            been granted and the plan expires
                                            April 19, 2001. Under Plan 2,
                                            196,992 options have been granted.
                                            Since the adoption of Plan 3,
                                            options to purchase an aggregate of
                                            715,452 shares of common stock have
                                            been granted. All options under the
                                            above plans are granted at a price
                                            not less than the fair market value
                                            of the Company's common stock at
                                            dates of grant and are exercisable
                                            over five years.

                                            During 1995, the Company entered
                                            into a consulting agreement which
                                            granted the consultant non-qualified
                                            stock options to purchase 50,000
                                            shares of common stock at an
                                            exercise price of $7.00 per share
                                            and 35,000 shares of common stock,
                                            at an exercise price of $12.00 per
                                            share. These options were
                                            immediately exercisable and expire
                                            two years from the date of issue.
                                            The option price per share for all
                                            grants were not less than the market
                                            price of the Company's common stock
                                            at the date of grant.

                                            The following summarizes the
                                            information relating to outstanding
                                            stock options and the activity
                                            during 1996 and 1995:

                                                                                                   WEIGHTED
                                                                NUMBER                              AVERAGE
                                                                  OF             PER SHARE         EXERCISE
                                                                 SHARES          OPTION PRICE         PRICE
                                                                --------      ------------------    -------
                                        Shares under option
                                         at January 1, 1995      413,789      $  .01  -   $ 6.00    $  4.36

                                        Granted in 1995          362,437        5.25  -    20.69      18.23

                                        Exercised in 1995        (42,324)        .01  -     3.48       1.21
                                                                --------      ------------------    -------


                                        Shares under option
                                         at December 31, 1995    733,902        1.59  -    20.69      11.39

                                        Granted in 1996          314,414       15.56  -    23.13      17.53

                                        Exercised in 1996       (240,353)       1.59  -     6.00       5.27

                                        Forfeited in 1996        (75,064)       5.25  -    23.13      18.25
                                                                --------      ------------------    -------


                                        Shares under option
                                         at December 31, 1996    732,899      $ 1.59  -   $21.44    $ 10.15
                                                                ========      ==================    =======

                                        Shares exercisable at
                                         December 31, 1996       279,709      $ 1.59  -   $16.94    $  6.49
                                                                ========      ==================    =======



                                            The Company, as part of sales of
                                            common stock and other agreements,
                                            has issued warrants to purchase the
                                            Company's common stock. The
                                            following summarizes the information
                                            relating to outstanding warrants and
                                            the activity during 1996 and 1995:

                                                                                                   WEIGHTED
                                                                NUMBER                              AVERAGE
                                                                  OF              PER SHARE        EXERCISE
                                                                SHARES          WARRANT PRICE         PRICE
                                                                --------      ------------------    -------
                                        Shares under warrants
                                         at January 1, 1995     649,353       $ 3.00  -  $ 8.00     $  5.54

                                        Granted in 1995         254,487        14.00  -   21.00       17.25

                                        Exercised in 1995        (4,792)        5.80  -    5.80        5.80
                                                                --------      ------------------    -------


                                        Shares under warrants
                                         at December 31, 1995   899,048         3.00  -   21.00        8.86

                                        Granted in 1996          13,000        18.50  -   18.50       18.50

                                        Exercised in 1996      (661,643)        3.00  -   18.00        6.36
                                                                --------      ------------------    -------


                                        Shares under warrants
                                         at December 31, 1996   250,405       $ 5.80  -  $21.00$    $ 15.95
                                                                --------      ------------------    -------


                                        Shares exercisable at
                                         December 31, 1996      250,405       $ 5.80  -  $21.00     $ 15.83
                                                                --------      ------------------    -------



                                            The warrants outstanding at December
                                            31, 1996 expire between July 1998
                                            and March 2001.

                                            The Company has adopted the
                                            disclosure-only provisions of SFAS
                                            No. 123, " Accounting for
                                            Stock-Based Compensation."
                                            Accordingly, no compensation cost
                                            has been recognized for the
                                            Company's three stock option plans
                                            and stock purchase warrants.

                                            Had compensation cost for the
                                            Company's three stock option plans
                                            and stock purchase warrants been
                                            determined based on the fair value
                                            at the grant date of awards in 1995
                                            and 1996 consistent with the
                                            provisions of SFAS 123, the
                                            Company's net income and earnings
                                            per share would have been reduced to
                                            the pro forma amounts indicated
                                            below:

                                                                                     1996              1995

                                        Net Income - as reported                $   3,503,024   $     371,024
                                        Net income (loss) - pro forma               2,865,041        (370,098)
                                        Earnings per share - as reported                  .62             .09
                                        Earnings (loss) per share - pro forma             .51            (.09)


16.      FOREIGN SALES                      Export sales were as follows for the
                                            years ended December 31,:

                                                         1996         1995
                                                      ----------   ----------
                                             Europe   $5,916,000   $3,098,000
                                             Asia      2,180,000    1,302,000
                                             Others      769,000      680,000
                                                      ----------   ----------
                                                      $8,865,000   $5,080,000
                                                      ==========   ==========


17.     CONCENTRATION OF
         CREDIT RISK                        The Company's cash, including a U.S.
                                            Treasury note and money market
                                            account of approximately $3,419,000,
                                            is maintained in a financial
                                            institution, and at times exceeds
                                            the Federal Deposit Insurance
                                            Corporation coverage of $100,000.
                                            Management regularly monitors the
                                            financial condition of the financial
                                            institution in order to keep the
                                            potential risk to a minimum.



                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1997
                                         STRATASYS, INC.

                                         By:  /s/ S. Scott Crump
                                              ----------------------------------
                                                  S. Scott Crump, President


            In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ S. Scott Crump                 Chairman of the Board of Directors,            March 26, 1997
---------------------------        President, Chief Executive Officer,
S. Scott Crump                     Chief Financial Officer (Principal
                                   Executive Officer and Principal Financial
                                   Officer)


/s/ Thomas W. Stenoien             Director of Finance                            March 26, 1997
---------------------------
Thomas W. Stenoien


/s/ Ralph E. Crump                 Director                                       March 26, 1997
---------------------------
Ralph E. Crump


/s/ Clifford H. Schwieter          Director                                       March 26, 1997
---------------------------
Clifford H. Schwieter


/s/ Arnold J. Wasserman            Director                                       March 26, 1997
---------------------------
Arnold J. Wasserman


/s/ Gregory L. Wilson              Director                                       March 26, 1997
---------------------------
Gregory L. Wilson


                                 EXHIBIT INDEX

Exhibit Number               Description
--------------               -----------

    10.18       Lease between the Company and Richard A. Burke, dated October
                14, 1996.

    23.1        Consent of Rothstein, Kass & Company, P.C.

    27.1        Financial Data Schedule