Form 10QSB
period 1997-03-31
STRATASYS INC
filed 1997-05-14
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended March 31, 1997

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

         Yes  X   No ___

         As of May 8, 1997, the Issuer had 5,671,585 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format:

         Yes ___  No  X

STRATASYS, INC.

BALANCE SHEETS


-------------------------------------------------------------------------------------------------
                                                                    MARCH 31,        DECEMBER 31,
                                                                     1997                1996
                                                                  (UNAUDITED)          (AUDITED)
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    $  3,091,359        $  3,964,968
    Marketable Securities                                           7,347,752           6,572,907
    Accounts receivable, less allowance for doubtful
       accounts of $428,400 in 1997 and $470,000 in 1996            8,473,542          10,607,155
    Inventories                                                     4,661,494           2,648,990
    Prepaid expenses                                                  323,639             344,101
    Deferred taxes                                                  1,152,000             945,000
                                                                 --------------------------------
        Total current assets                                       25,049,786          25,083,121
                                                                 --------------------------------

MACHINERY AND EQUIPMENT, less
    accumulated depreciation                                        2,673,453           2,184,165
                                                                 --------------------------------

OTHER ASSETS
    Deposits                                                           75,576              75,576
    Intangible assets                                               3,942,443           4,119,857
                                                                 --------------------------------
                                                                    4,018,019           4,195,433
                                                                 --------------------------------

                                                                 $ 31,741,258        $ 31,462,719
                                                                 --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion             155,647             186,415
    Accounts payable and other current liabilities                  3,496,255           3,622,555
    Unearned maintenance revenue                                    1,249,829           1,082,044
                                                                 --------------------------------
        Total current liabilities                                   4,901,731           4,891,014
                                                                 --------------------------------

DEFERRED TAXES                                                         71,000              71,000

OBLIGATIONS UNDER CAPITALIZED LEASES, less current portion            135,591              94,977
                                                                 --------------------------------
                                                                      206,591             165,977
                                                                 --------------------------------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
     shares, issued and outstanding 5,627,916 shares
     in 1997 and 5,517,309 shares in 1996                              56,279              55,173
   Capital in excess of par value                                  28,025,418          27,394,902
   Accumulated deficit                                             (1,448,761)         (1,044,347)
                                                                 --------------------------------
        Total Stockholders' Equity                                 26,632,936          26,405,728
                                                                 --------------------------------

                                                                 $ 31,741,258        $ 31,462,719
                                                                 --------------------------------

See notes to financial statements.

STRATASYS, INC.

STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED MARCH 31,
                                                    1997               1996
                                                 (UNAUDITED)        (UNAUDITED)
--------------------------------------------------------------------------------
SALES                                            $ 5,208,527        $ 2,752,465

COST OF GOODS SOLD                                 1,763,363            908,403
                                                 ------------------------------

GROSS PROFIT                                       3,445,164          1,844,062

COSTS AND EXPENSES
     Research and development                      1,114,225            593,021
     Selling, general and administrative           3,020,803          1,376,451
                                                 ------------------------------
                                                   4,135,028          1,969,472
                                                 ------------------------------

OPERATING LOSS                                      (689,864)          (125,410)
                                                 ------------------------------

OTHER INCOME (EXPENSE)
     Interest income                                  88,725            145,496
     Interest expense                                (10,275)            (9,923)
                                                 ------------------------------
                                                      78,450            135,573
                                                 ------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                   (611,414)            10,163

INCOME TAXES (CREDIT)                               (207,000)                --
                                                 ------------------------------

NET INCOME (LOSS)
                                                 $  (404,414)       $    10,163
                                                 ==============================
EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
        Primary                                  $     (0.07)       $        --
                                                 ------------------------------
        Assuming full dilution                   $     (0.07)       $        --
                                                 ------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
        Primary                                    5,585,583          5,656,632
                                                 ------------------------------
        Assuming full dilution                     5,585,583          5,679,291
                                                 ------------------------------

See notes to financial statements.

STRATASYS, INC.

STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                         1997             1996
                                                                                     (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $  (404,414)       $    10,163

  Adjustments to reconcile net loss to net cash used in operating activities:
        Deferred taxes                                                                 (207,000)
        Depreciation and amortization                                                   155,900             77,254
        Amortization of intangibles and other assets                                    226,537             84,899
        Bad debts                                                                        25,000
        Increase (decrease) in cash attributes to
          changes in assets and liabilities:
            Accounts receivable                                                       2,108,613            914,663
            Inventory                                                                (2,012,504)          (866,063)
            Prepaid expenses                                                             20,462            (94,653)
            Accounts payable and other current liabilities                             (126,300)            33,891
            Unearned maintenance revenue                                                167,785             62,874
                                                                                    ------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (45,921)           223,028
                                                                                    ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of marketable securities                                                 (774,845)           (90,333)
  Acquisition of machinery and equipment                                               (595,038)          (292,597)
  Payments of deposits, net                                                                  --             (2,772)
  Payments for intangible assets                                                        (49,123)          (340,990)
                                                                                    ------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                (1,419,006)          (726,692)
                                                                                    ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                                    (40,304)           (46,602)
  Proceeds from the sale of common stock                                                631,622          1,825,352
                                                                                    ------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               591,318          1,778,750
                                                                                    ------------------------------

NET INCREASE (DECREASE) IN CASH                                                        (873,609)         1,275,086

CASH AND CASH EQUIVALENTS, beginning of period                                        3,964,968          4,726,056
                                                                                    ------------------------------

CASH AND CASH EQUIVALENTS, end of period                                            $ 3,091,359        $ 6,001,142
                                                                                    ------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
    cash paid during the period for interest                                        $    10,275        $     9,923
                                                                                    ------------------------------

SUPPLEMENTAL SCHEDULES OF  NONCASH INVESTING
 AND FINANCING ACTIVITIES

   During the three months ended March 31, 1997, the Company entered into capital lease agreements for the acquisition of
      machinery and equipment                                                       $    50,150        $        --
                                                                                    ------------------------------


   During the three months ended March 31, 1996, the Company
     issued common stock in exchange for preferred stock outstanding                                   $     3,794
                                                                                    ------------------------------

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

     Note 1 -- Basis of Presentation

     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1996, filed as part of the Company's Annual Report on Form 10-KSB for such year.

     Note 2 -- Common Stock

     In the three months ended March 31, 1997, the Company received net proceeds of approximately $631,000 from the exercise of 109,500 options at prices ranging from $1.59 to $16.63 per share and 1,078 warrants at $5.80 per share.

     Note 3 -- Inventory

     Inventories consist of the following at March 31 and December 31, respectively:

                                        1997             1996
               Finished Goods        $1,639,800       $1,295,803
               Work in process          434,193          264,259
               Raw materials          2,587,501        1,088,928
                                     ----------       ----------
                                     $4,661,494       $2,648,990

     Note 4 -- Production equipment

     In February 1997 the Company entered into a capital lease agreement for the purchase of R&D equipment. The lease term is for 32 months with minimum lease payments of approximately $19,800 per year.

     Note 5 -- Material Commitment

     In March 1997 the Company signed a material commitment with a vendor for fixed delivery of selected inventory expected to be used over the remainder of 1997. The commitment amounts to approximately $1,000,000 and contains a two month non-cancellation clause.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996.

     Sales for the three months ended March 31, 1997 totaled $5,208,527 compared with sales of $2,752,465 recorded in the three months ended March 31, 1996, an increase of $2,456,062, or 89.2%. The 1997 increase over the comparable 1996 period was attributable to the continued sales growth of the Company's FDM(R) 1650 rapid prototyping systems, the Genisys(R) 3D Printer, and two new products, the FDM 2000 and the FDM 8000. The FDM 2000 offers speed, throughput, and performance enhancements beyond those offered by the FDM 1650. The FDM 8000 offers large modeling capability combined with throughput improvements. Maintenance and modeling materials revenue was also up significantly in the 1997 period as compared with the 1996 period. In the three months ended March 31, 1997 unit sales of the Company's FDM and Genisys product lines, including the new products listed above, increased by more than 50% over the comparable 1996 period.

      Gross margins increased by $1,601,102, or 86.8%, to $3,445,164 for the three months ended March 31, 1997, from $1,844,062 for the three months ended March 31, 1996. As a percentage of sales, gross margins declined to 66.1% for the three months ended March 31, 1997, as compared with 67.0% for the three months ended March 31, 1996. The Company's gross margin was negatively impacted in the 1997 period by higher manufacturing overhead costs, some of which were due to continued expansion of the Company's manufacturing facility. While direct labor was also slightly higher in the 1997 period as compared to 1996, the direct materials component of cost of goods sold declined to 20.5% of revenue from 22.9% in the three months ended March 31, 1996.

      Selling, General and Administrative ("SG&A") expenses increased to $3,020,803 for the three months ended March 31, 1997, from $1,376,451 in the comparable 1996 period. This represents a $1,644,352, or 119.5% increase in SG&A expenses for the 1997 period as compared with the 1996 period. Total company headcount increased by 48% in the three months ended March 31, 1997 to approximately 145 employees and contractors, from 98 employees or contractors in the comparable 1996 period. The Company's sales and sales support experienced the largest growth as the Company continued to expand its domestic and international sales staffs. Company has also established a domestic reseller network for its Genisys product, and now has approximately 54 reseller locations under contract, combined with 18 international distributors. As such, selling compensation, including commissions on higher revenue, was up significantly in the three months ended March 31,1997 compared with the comparable 1996 period. Promotional activities associated with the FDM 2000 and 8000 product introductions, including extensive trade show exposure, also contributed to higher SG&A expenses in the three months ended March 31, 1997 over the comparable 1996 period. Amortization of the Company's intangible assets was also significantly higher in 1997 period as compared with the comparable 1996 period. SG&A expenses as a percentage of sales in the three months ended March 31, 1997 and 1996 were 58% and 50%, respectively.

    Research and Development ("R&D") expenses increased to $1,114,225 for the three months ended March 31, 1997, from $593,021 for the three months ended March 31, 1996, an increase of $521,204, or 87.9%. R&D expenses as a percentage of sales declined slightly to 21.4% of sales in the three months ended March 31, 1997 as compared with 21.5% in the 1996 period. On-going expenses associated with new product development accounted much of this increase. For the three months ended March 31, 1997, the Company capitalized $37,795 of software development costs, in accordance with FASB 86, as compared with $324,771 that was capitalized for the comparable 1996 period.

     The Company's operating loss for the three months ended March 31, 1997 amounted to $689,864, or 13.2% of sales, compared with an operating loss of $125,410, or 4.6% of sales, for the three months ended March 31, 1996. Net interest income amounted to $78,450 for the three months ended March 31, 1997, as compared with net interest income of $135,573 for the comparable 1996 period.

     The Company's net loss for the three months ended March 31, 1997, amounted to $404,414, or 7.8% of sales, after an income tax credit of $207,000. For the three months ended March 31, 1996, the Company recorded net income of $10,163, or .4% of sales. The loss per share for the three months ended March 31, 1997, amounted to $.07 on weighted average number of common and common equivalent shares outstanding of 5,585,583 as compared with earnings per share of $.00 on fully-diluted weighted average number of common and common equivalent shares outstanding of 5,679,291 for the 1996 period.

              THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995.

     Sales for the three months ended March 31, 1996 totaled $2,752,465 compared with sales of $1,691,096 recorded in the three months ended March 31, 1995, an increase of $1,061,369, or 62.8%. The increase was largely attributable to the continued sales growth of the Company's FDMa 1600 and the FDM(R) 1650 series of Rapid Prototyping Systems. The FDM 1650, which was introduced in March 1996, replaced the FDM 1600 by featuring multiple engineering materials, including ABS, combined with significant improvements in through-put. Gross margins increased by $777,579, or 72.9%, from $1,066,483 in the three months ended March 31, 1995, to $1,844,062 in the three months ended March 31, 1996. As a percentage of sales, gross margins improved to 67.0% in the three months ended March 31, 1996, as compared with 63.1% in the three months ended March 30, 1995. The improvement to the Company's gross margin was largely due to reductions in material costs combined with higher prices charged for the Company's FDM 1650 product. The cost reductions were achieved through both engineering design changes as well as purchasing efficiencies. Offsetting the improvement to the material component of cost of goods sold were increases to direct labor and manufacturing overhead, which together equaled 10.1% of sales for the three months ended March 31, 1996, an increase from 7.2% for the three months ended March 31, 1995. These increases were largely due to increased manufacturing personnel and facility-related expenses as the Company continued to expand its manufacturing and production capabilities in anticipation of its future growth.

     Selling, General and Administrative ("SG&A") expenses increased to $1,376,451 in the three months ended March 31, 1996, from $785,580 in the comparable 1995 period. This represents a $590,872, or 75.2%, increase in SG&A expenses in the 1996 period as compared with the 1995 period. Selling compensation, including commissions earned on higher sales, increased by 56.5% in the 1996 period as compared with the 1995 period. Throughout 1995 the Company expanded both its domestic and international sales staffs. This has continued into the first quarter of 1996. The Company now has sales representatives located in all its major domestic geographical territories and continues to add to its international presence through the hiring of direct sales representatives as well as adding to the network of international distributors, which now numbers 18. Non-selling compensation in SG&A increased by almost 152% as the Company added positions, including a new Chief Operating Officer, to help manage its growth. Due largely to the expanded sales staff and higher sales activity, travel expenses increased by 48.3% to $177,216 in the three months ended March 31, 1996 as compared with the same 1995 period. Promotional activities, recruiting, and amortization expenses increased to $59,436, $23,370 and $70,899, respectively, in the three months ended March 31, 1996, compared with $9,334, $483 and $3,294 for the three months ended March 31, 1995. SG&A expenses were 50.0% of sales in the three months ended March 31, 1996, compared with 46.5% in the three months ended March 31, 1995.

     Research and Development ("R&D") expenses increased to $593,021 in the three months ended March 31,1996, from $438,606 in the three months ended March 31, 1995, a $154,415, or 35.2% increase. R&D salaries and wages increased by 30.0% in the three months ended March 31, 1996, as compared with the comparable 1995 period, while expenses for contract labor declined by 17.4% in the same periods. Travel expenses increased by 438.7%, to $91,472 for the three months ended March 31, 1996, as compared with $16,979 for the three months ended March 31, 1995. Much of this travel was due to the need to coordinate engineering activities of the New York technical facility and the Minneapolis production facility as the Company introduced its new Genisys, FDM 1650, and Stratasys
8000 products in March 1996. Expenses for rent and utilities, expendable tools, and equipment leasing increased to $37,090, $17,316 and $18,967, respectively, in the three months ended March 31, 1996, as compared with $24,644, $2,014 and $4,322, respectively, in the comparable 1995 period. Amortization expense declined to $14,000 in the three months ended March 31, 1996, from $45,000 in the comparable 1995 period as the Company reclassified these expenses to SG&A. In the three months ended March 31, 1996, the Company capitalized $324,771 of software development expenses, in accordance with FASB 86, as compared with $263,320 that was capitalized in the comparable 1995 period. As a percentage of sales, R&D expenses amounted to 21.5% and 25.9% of sales in the three months ended March 31, 1996 and March 31, 1995, respectively. Total expenditures related to the New York technical facility amounted to $439,874 in the three months ended March 31, 1996. Of this, $161,645 was capitalized in accordance with FASB 86.

     The Company's operating loss for the three months ended March 31, 1996 and March 31, 1995 was $125,410 and $157,702, respectively. Net interest income amounted to $135,573 in the three months ended March 31, 1996, as compared with net interest income of $44,124 in the comparable 1995 period.

     The Company's net income in the three months ended March 31, 1996, amounted to $10,163, or .4% of sales, compared with a net loss of $113,578, or 6.7% of sales, in the comparable 1995 period. The earnings per share for the three months ended March 31, 1996, amounted to $.00 on weighted average number of common and common equivalent shares outstanding of 5,679,291 as compared with a loss per share of $.03 on weighted average shares outstanding of 3,371,210 for the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for the three months ended March 31, 1997, used cash of $45,921, primarily impacted by increases to inventories of $2,012,504 and the net loss in the period of $404,414. This was offset by a decrease in accounts receivable of $2,106,613. Inventory was up due to the increase to the number of product lines offered by the Company, while accounts receivable declined due to strong cash collections in the three months ended March 31, 1997. For the comparable 1996 period, the Company's operating activities provided $223,028 of cash, primarily reflecting a decrease in accounts receivable of $914,663, while increases to inventory used cash in the amount of $866,063. Net cash used in its investing activities amounted to $1,419,006 in the three months ended March 31, 1997, including $774,845 for the acquisition of marketable securities and $595,038 for the acquisition of machinery and equipment. Net cash used in the three months ended March 31, 1996, for investing activities amounted to $726,692, which included $292,597 for the acquisition of machinery and equipment and $340,990 for payments for intangible assets. Net cash provided by the Company's financing activities was $591,318 for the three months ended March 31, 1997, as compared to $1,778,750 for the three months ended March 31, 1996. In the 1997 period, the Company received net proceeds of $630,547 from the exercise of 109,500 options and 1,078 warrants. For the three months ended March 31, 1996 the Company received net proceeds from the sale of common stock of $1,825,352. Net cash for the three months ended March 31, 1997, decreased by $873,609 compared with a net cash increase of $1,275,086 for the three months ended March 31, 1996.

     At March 31, 1997, the Company's cash and cash equivalents and marketable securities balances totaled $10,439,111. This cash will be used by the Company for additional working capital, for expansion of facilities, for new product development and introduction, for acquisition of production equipment and computers, and for increased selling and marketing activities. Management believes that the Company's revenue from operations, its current cash and cash equivalents balance, and the proceeds from the sale of short term marketable securities should provide sufficient cash resources to finance its operations for at least 24 months.

     As of March 31, 1997, the Company had net accounts receivable of $8,473,542, down from $10,607,155 as of December 31, 1996. While cash collections were strong in the first quarter of 1997 and April, collection efforts were limited by certain extended terms granted in the fourth quarter. The Company believes that most, if not all, of the accounts receivable balances will ultimately be collected, but can give no assurances that it will be able to continue its history of never recording a bad debt. Inventories increased to $4,661,494 from $2,648,990 at December 31, 1996, in part due to the inventory carrying requirements of the Company's expanded product offerings. Total current assets were $25,049,786 compared with total current liabilities of $4,901,731. The Company's debt is minimal, consisting primarily of $291,238 of obligations under capital leases. The Company estimates that it will spend approximately $1,900,000 in 1997 on expansion of its production capacity, facility's expansion, and the acquisition of production equipment and computers. Approximately $600,000 was spent in the first quarter on property and equipment. As of March 31, 1997, a material commitment of approximately $1,000,000 was signed with a vendor for delivery of specific inventory. This commitment terminates at the end of 1997, and contains a two month cancellation provision. The Company has largely completed the expansion into its new production facility that contains 59,400 square feet of combined office/warehouse space for annual base rent of approximately $252,000, although further leasehold improvements may be needed. The Company plans to sublease approximately 50% of this space until it is needed for production capacity expansion.

     The Company believes that the rapid prototyping industry is growing at approximately 50% per year. It believes that there is a trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable marketplace exists for concept or visualization 3D printers priced at around $55,000. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping needs. Certain market segments have not demonstrated pricing sensitivity. These segments are more interested in modeling envelope size, modeling material variety, throughput, and part quality, which should allow growth to continue for higher-priced systems addressing these needs. The Company plans to continue to manufacture and market a line of products to address both the lower-priced, traditional rapid prototyping market and the growing needs of the more sophisticated, higher-priced rapid prototyping market. The Company believes that its 1996 unit growth rate led the rapid prototyping industry, although it can give no assurance that this growth rate or market acceptance of its products will continue into the future.

     Except for the historical information herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports, including the report on Form 10-KSB for the year ended December 31, 1996.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 27.1 Financial Data Schedule


         (b) No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    STRATASYS, INC.



Dated: May 14, 1997                 By: /s/ S. Scott Crump
                                       ----------------------------------
                                        S. Scott Crump
                                        President




Date: May 14, 1997                  By: /s/ Thomas W. Stenoien
                                       ----------------------------------
                                        Thomas W. Stenoien
                                        Principal Financial Officer