Form 10QSB
period 1997-06-30
STRATASYS INC
filed 1997-08-14
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1997

[ ]   Transition Report under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from ______________ to_________________

Commission file number      1-13400

                                 STRATASYS, INC.
              (Exact Name of Small Business Issuer in Its charter)

            Delaware                                       36-3658792
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

Yes   X      No ____

      As of August 8, 1997, the Issuer had 5,717,739 shares of Common Stock, $.01 par value, outstanding.

      Transitional Small Business Disclosure Format:

Yes ____    No   X

                                 Stratasys, Inc.


                                      Index

                                                                              Page
                                                                              ----
Part I.     Financial Information

Item 1.     Financial Statements............................................   1

            Balance Sheet as at June 30, 1997................................  1

            Statements of Operations for the three months and
            six months ended June 30, 1997 and 1996..........................  2

            Statements of Cash Flows for the six months ended
            June 30, 1997 and 1996...........................................  3

            Notes to Financial Statements....................................  4

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................  5


Part II.    Other Information

Item 4.     Matters Submitted to Security Holders...........................  11

Item 6.     Exhibits and Reports on Form 8-K................................  11

Signatures..................................................................  12


                                       (i)

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,             DECEMBER 31,
                                                                       1997                  1996
                                                                    (UNAUDITED)           (AUDITED)
--------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                       $  2,396,299           $  3,964,968
    Marketable Securities                                              5,701,209              6,572,907
    Accounts receivable, less allowance for doubtful
       accounts of $366,375 in 1996 and $470,000 in 1995               9,554,574             10,607,155
    Inventories                                                        6,193,739              2,648,990
    Prepaid expenses                                                     195,175                344,101
    Deferred taxes                                                     1,207,385                945,000
                                                                    ------------           ------------
        Total current assets                                          25,248,381             25,083,121
                                                                    ------------           ------------

Machinery and Equipment, less
    accumulated depreciation                                           2,958,346              2,184,165
                                                                    ------------           ------------

Other assets
    Deposits                                                             140,997                 75,576
    Intangible assets                                                  3,758,394              4,119,857
                                                                    ------------           ------------
                                                                       3,899,391              4,195,433
                                                                    ------------           ------------
                                                                    $ 32,106,118           $ 31,462,719
                                                                    ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Obligations under capitalized leases, current portion                152,668                186,415
    Accounts payable and other current liabilities                     3,442,276              3,622,555
    Unearned maintenance revenue                                       1,279,548              1,082,044
                                                                    ------------           ------------
        Total current liabilities                                      4,874,492              4,891,014
                                                                    ------------           ------------

Deferred taxes                                                            71,000                 71,000

Obligations under capitalized leases, less current portion                87,079                 94,977
                                                                    ------------           ------------
                                                                         158,079                165,977
                                                                    ------------           ------------
Stockholders' Equity
  Common Stock, $.01 par value, authorized 15,000,000
     shares,  issued and outstanding 5,715,120 shares
     in 1997 and 5,517,309 shares in 1996                                 57,125                 55,173
   Capital in excess of par value                                     28,548,067             27,394,902
   Accumulated deficit                                                (1,531,645)            (1,044,347)
                                                                    ------------           ------------
        Total Stockholders' Equity                                    27,073,547             26,405,728
                                                                    ------------           ------------
                                                                    $ 32,106,118           $ 31,462,719
                                                                    ============           ============


See notes to financial statements.

STRATASYS, INC.

STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------------         -----------------------------------
                                                     1997                  1996                  1997                    1996
                                                  (UNAUDITED)           (UNAUDITED)           (UNAUDITED)            (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
Sales                                             $ 6,965,334           $ 5,316,879           $ 12,173,861           $ 8,069,344

Cost of goods sold                                  2,313,502             1,870,301              4,076,865             2,778,704
                                                  -----------           -----------           ------------           -----------

Gross profit                                        4,651,832             3,446,578              8,096,996             5,290,640

Costs and expenses
     Research and development                       1,226,771               843,246              2,340,996             1,436,267
     Selling, general and administrative            3,670,109             2,141,540              6,690,912             3,517,991
                                                  -----------           -----------           ------------           -----------
                                                    4,896,880             2,984,786              9,031,908             4,954,258
                                                  -----------           -----------           ------------           -----------

Operating income (loss)                              (245,048)              461,792               (934,912)              336,382
                                                  -----------           -----------           ------------           -----------

Other income (expense)
     Interest income                                  119,027               119,888                207,752               265,384

     Interest expense                                 (12,248)               (8,769)               (22,523)              (18,692)
                                                  -----------           -----------           ------------           -----------
                                                      106,779               111,119                185,229               246,692
                                                  -----------           -----------           ------------           -----------

Income (loss) before income taxes                    (138,269)              572,911               (749,683)              583,074

Income taxes (credit)                                 (55,385)                   --               (262,385)                   --
                                                  -----------           -----------           ------------           -----------

Net income (loss)                                 $   (82,884)          $   572,911           $   (487,298)          $   583,074
                                                  -----------           -----------           ------------           -----------

Earnings (loss) per common and
  common equivalent share
        Primary                                   $     (0.01)          $      0.10           $      (0.09)          $      0.11
                                                  ===========           ===========           ============           ===========
        Fully diluted                             $     (0.01)          $      0.10           $      (0.09)          $      0.10
                                                  ===========           ===========           ============           ===========
Weighted average number of common and
  common equivalent shares outstanding
        Primary                                     5,676,502             5,669,015              5,608,179             5,495,771
                                                  ===========           ===========           ============           ===========
        Fully diluted                               5,676,502             5,725,264              5,608,179             5,659,117
                                                  ===========           ===========           ============           ===========


See notes to financial statements.

STRATASYS, INC.

STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                  1997             1996
                                                                               (UNAUDITED)      (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss)                                                            $  (487,298)     $   583,074

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Deferred taxes                                                            (262,385)
        Depreciation and amortization                                              435,773          181,358
        Amortization of intangibles and other assets                               453,073          232,129
        Bad debts                                                                   25,000
        Increase (decrease) in cash attributes to
          changes in assets and liabilities
            Accounts receivable                                                  1,027,581       (2,087,500)
            Inventory                                                           (3,544,749)      (1,333,049)
            Prepaid expenses                                                       148,926          (84,101)
            Accounts payable and other current liabilities                        (180,279)         579,329
            Unearned maintenance revenue                                           197,504          278,114
                                                                               -----------      -----------
Net cash used in operating activities                                           (2,186,854)      (1,650,646)
                                                                               -----------      -----------

Cash flows from investing activities
  Proceeds from sale of marketable securities                                      871,698
  Proceeds from the sale of machinery and equipment                                                (100,502)
  Acquisition of machinery and equipment                                        (1,159,804)        (480,072)
  Payments of deposits, net                                                        (65,421)         (11,000)
  Payments for intangible assets                                                   (91,610)        (594,009)
                                                                               -----------      -----------
Net cash used in investing activities                                             (445,137)      (1,185,583)
                                                                               -----------      -----------
Cash flows from financing activities
  Repayments of obligations under capitalized leases                               (91,795)         (82,353)
  Proceeds from the sale of common stock                                         1,155,117        1,984,775
                                                                               -----------      -----------
Net cash provided by financing activities                                        1,063,322        1,902,422
                                                                               -----------      -----------

Net decrease in cash                                                            (1,568,669)        (933,807)

Cash and cash equivalents, beginning of period                                   3,964,968        4,726,056
                                                                               -----------      -----------

Cash and cash equivalents, end of period                                       $ 2,396,299      $ 3,792,249
                                                                               ===========      ===========

Supplemental disclosures of cash flow information,
    cash paid during the period for interest                                   $    22,523      $    18,692
                                                                               ===========      ===========

Supplemental schedules of noncash investing and financing activities

Machinery and equipment acquired under
     capital lease obligations                                                 $    50,150
                                                                               ===========      ===========


Issuance of common stock in exchange for notes receivable                      $        --      $ 1,946,000
                                                                               ===========      ===========


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

     Note 1 -- Basis of Presentation

     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1996, filed as part of the Company's Annual Report on Form 10-KSB for such year.

     Note 2 -- Common Stock

       In the three months ended June 30, 1997, the Company received net proceeds of approximately $1,155,000 from the exercise of 81,275 options at prices ranging from $1.59 to $16.63 per share and 5,929 warrants at $5.80 per share.

     Note 3--- Inventory

     Inventories consist of the following at June 30 and December 31, respectively:

                       1997           1996
                       ----           ----
Finished Goods      $2,117,600     $1,295,803
Work in process         85,875        264,259
Raw materials                       1,088,928
                                   ----------
                     6,193,739      2,648,990

     Note 4--Production equipment

     In February 1997 the Company entered into a capital lease agreement for the purchase of R&D equipment. The lease term is for 32 months with minimum lease payments of approximately $19,800 per year.

     Note 5--Material Commitment

     In March 1997 the Company signed a material commitment with a vendor for fixed delivery of selected inventory expected to be used over the remainder of 1997. The commitment amounts to approximately $1,000,000 and contains a two month non-cancellation clause.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1997 COMPARED  WITH THE THREE MONTHS ENDED JUNE
      30, 1996.

     Sales for the three months ended June 30, 1997 totaled $6,965,334 compared with sales of $5,316,879 recorded in the three months ended June 30, 1996, an increase of $1,648,455, or 31%. The 1997 increase over the comparable 1996 period was attributable to the sales growth of the Company's Benchtop FDM(R) 1650 and 2000 rapid prototyping systems, the Genisys(R) 3D Printer, and the FDM 8000. The FDM 2000 offers speed, throughput, and performance enhancements beyond those offered by the FDM 1650. The FDM 8000 offers large modeling capability combined with throughput improvements. Both the FDM 2000 and the FDM 8000 were introduced in the first quarter of 1997. Maintenance and consumable revenue combined were up 125% in the 1997 period as compared with the 1996 period, and constitute the most rapidly growing component of the Company's product mix.

     Second quarter 1997 sales were impacted by several developments. The Company was unable to ramp up manufacturing of the FDM 8000 due to vendor supply delays. Sales of the FDM 1650 product were lower than anticipated due to weak sales in Europe, primarily caused by the strong dollar, and to lower than expected productivity in the Company's eastern region, where a number of new sales representatives were established. Lastly, Genisys sales were disappointing due to technical issues that impacted the reliability of the systems in the field. The Company believes that the vendor supply issue that limited sales of the FDM 8000 in the second quarter of 1997 will be resolved in the third quarter of 1997, allowing the Company to more closely meet demand for this product. The difficult European situation of a strong US dollar coupled with sluggish growth indicates that sales may remain weak in the European arena. The new members of the domestic sales team should be more productive in the second half of 1997 as they are further out on their learning curve. The technical issues relating to the Genisys product continue to be addressed. The most significant of the Genisys problems was a pump plugging condition that is believed to have been addressed by the filtration of all Genisys consumable raw materials prior to fabrication into the final wafer modeling material product. Sales of the Genisys product are not expected to resume meaningful growth until later in 1997.

      Gross margins increased by $1,205,254, or 35.0%, to $4,651,832 for the three months ended June 30, 1997, from $3,446,578 for the three months ended June 30, 1996. As a percentage of sales, gross margins increased to 66.8% for the three months ended June 30, 1997, as compared with 64.8% for the three months ended June 30, 1996. The Company's gross margin was positively impacted by the shift in product mix to the FDM 2000 and 8000, coupled with the strong growth of high-margin maintenance and consumable revenues. Margins were negatively impacted by increased manufacturing overhead costs, which were up 56% in the three months ended June 30, 1997 as compared with the comparable 1996 period.

      Selling, General and Administrative ("SG&A") expenses increased to $3,670,109 for the three months ended June 30, 1997, from $2,141,540 in the comparable 1996 period. This represents a $1,528,569, or 71.4% increase in SG&A expenses for the 1997 period as compared with the 1996 period. Total company headcount increased by 30% in the three months ended June 30, 1997 to approximately 152 employees and contractors, from 117 employees and contractors in the comparable 1996 period. The sales and sales support departments experienced significant growth as the Company continued to expand its domestic and international sales' staffing. The Company currently has 43 reseller locations for its Genisys product, combined with 22 international distributors. Selling compensation, including commissions on higher revenue, was up significantly in the three months ended June 30,1997 compared with the comparable 1996 period. Promotional activities, including travel, trade show attendance, and advertising associated with the FDM 2000 and 8000 product introductions also contributed to higher SG&A expenses in the three months ended June 30, 1997 over the comparable 1996 period. Depreciation expense was also up significantly in the 1997 period, in part caused by the increase in the Company's leasehold improvements. SG&A expenses as a percentage of sales in the three months ended June 30, 1997 and 1996 were 52.7% and 40.3%, respectively.

    Research and Development ("R&D") expenses increased to $1,226,771 for the three months ended June 30, 1997, from $843,246 for the three months ended June 30, 1996, an increase of $383,525, or 45.5%. R&D expenses as a percentage of sales increased to 17.6% of sales in the three months ended June 30, 1997 as compared with 15.9% in the 1996 period. On-going expenses associated with new product development and current product enhancement accounted for much of this increase. For the three months ended June 30, 1997, the Company capitalized $31,319 of software development costs, in accordance with FASB 86, as compared with $234,693 that was capitalized for the comparable 1996 period. The Company closed its New York technical facility and is in the process of terminating its lease. Modest expenses associated with the closure are reflected in this quarter's results. Some of the New York employees were moved to Minneapolis. Future expense reductions associated with the New York closure will not materially affect the Company's operating results.

     The Company's operating loss for the three months ended June 30, 1997 amounted to $245,048, or 3.5% of sales, compared with an operating income of $461,792, or 8.7% of sales, for the three months ended June 30, 1996. Net interest income amounted to $106,779 for the three months ended June 30, 1997, as compared with net interest income of $111,119 for the comparable 1996 period.

     The Company's net loss for the three months ended June 30, 1997 amounted to $82,884, or 1.2% of sales, after the application of an income tax credit of $55,385. For the three months ended June 30, 1996, the Company recorded net income of $572,911, or 10.8% of sales. The loss per share for the three months ended June 30, 1997, amounted to $.01 on weighted average number of common and common equivalent shares outstanding of 5,676,502 as compared with earnings per share of $.10 on fully diluted weighted average number of common and common equivalent shares outstanding of 5,725,264 for the 1996 period.

     SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996.

     Sales for the six months ended June 30, 1997 totaled $12,173,861 compared with sales of $8,069,344 recorded in the six months ended June 30, 1996, an increase of $4,104,517, or 50.9%. The 1997 increase over the comparable 1996 period was attributable to the continued sales growth of the Company's Benchtop FDM(R) 1650 and 2000 rapid prototyping systems, the Genisys(R) 3D Printer, and the FDM 8000. The Company's revenue growth has been aided by increases to its average selling price associated with the FDM 2000 and the FDM 8000 introductions, combined with year to date unit growth of 31% compared with the comparable 1996 period. Maintenance and consumable revenue also contributed significantly to the Company's six-month revenue growth.

     Gross margins increased by $2,806,356, or 53%, to $8,096,996 for the six months ended June 30, 1997, from $5,290,640 for the six months ended June 30, 1996. As a percentage of sales, gross margins increased to 66.5% for the six months ended June 30, 1997, as compared with 65.6% for the six months ended June 30, 1996. The Company's gross margin was positively impacted by the shift in product mix to the FDM 2000 and 8000, with higher average selling prices, coupled with the strong growth of high-margin maintenance and consumable revenues. Margins were negatively impacted by increased manufacturing overhead costs, which were up 92.8% in the six months ended June 30, 1997 as compared with the comparable 1996 period. Increased headcount and expenses associated with the Company's expanded manufacturing facility accounted for of the increase in manufacturing overhead.

      Selling, General and Administrative ("SG&A") expenses increased to $6,690,912 for the six months ended June 30, 1997, from $3,517,991 in the comparable 1996 period. This represents a $3,172,921, or 90.2% increase in SG&A expenses for the 1997 period as compared with the 1996 period. Increased selling and G & A headcount, referenced above, caused compensation expense, excluding commissions, to increase by approximately 75% in the six months ended June 30, 1997, as compared with the comparable 1996 period. Commissions increased by approximately 138%, while rent, facility related expenses, depreciation, and amortization all reflected significant period over period increases. SG&A expenses as a percentage of sales in the six months ended June 30, 1997 and 1996 were 55% and 43.6%, respectively.

    Research and Development ("R&D") expenses increased to $2,340,996 for the six months ended June 30, 1997, from $1,436,267 for the six months ended June 30, 1996, an increase of $904,729, or 63%. R&D expenses as a percentage of sales increased to 19.2% of sales in the three months ended June 30, 1997 as compared with 17.8% in the 1996 period. On-going expenses associated with new product development and current product enhancement accounted for much of this increase. For the six months ended June 30, 1997, the Company capitalized $69,114 of software development costs, in accordance with FASB 86, as compared with $559,464 that was capitalized for the comparable 1996 period.

     The Company's operating loss for the six months ended June 30, 1997 amounted to $934,912 or 7.7% of sales, compared with operating income of $336,382, or 4.2% of sales, for the six months ended June 30, 1996. Net interest income amounted to $185,229 for the six months ended June 30, 1997, as compared with net interest income of $246,692 for the comparable 1996 period.

     The Company's net loss for the six months ended June 30, 1997 amounted to $487,298, or 4% of sales, after the application of an income tax credit of $262,385. For the six months ended June 30, 1996, the Company recorded net income of $583,074 or 7.2% of sales. The loss per share for the six months ended June 30, 1997, amounted to $.09 on weighted average number of common and common equivalent shares outstanding of 5,608,179 as compared with earnings per share of $.10 on fully diluted weighted average number of common and common equivalent shares outstanding of 5,659,117 for the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for the six months ended June 30, 1997, used cash of $2,186,854, primarily impacted by increases to inventories of $3,544,749 and the net loss in the period of $487,298. This was offset by a decrease in accounts receivable of $1,027,581. Inventory rose due to the increase to the number of product lines offered by the Company, coupled with a build-up of finished goods inventory of the FDM 1650 and FDM 2000 products caused by weak sales in Europe and the eastern region of the United States. Accounts receivable balances declined due to strong cash collections in the six months ended June 30, 1997. For the comparable 1996 period, the Company's operating activities used $1,650,646 of cash, primarily reflecting increases in accounts receivable of $2,087,500 and inventories of $1,333,049. Net cash used in its investing activities amounted to $445,137 in the six months ended June 30, 1997, including $1,159,804 for the acquisition of machinery and equipment. During the same six month period, proceeds from the sale of marketable securities amounted to $871,698. Net cash used in the six months ended June 30, 1996 for investing activities amounted to $1,185,583, which included $480,072 for the acquisition of machinery and equipment and $594,009 for payments for intangible assets. Net cash provided by the Company's financing activities was $1,063,322 for the six months ended June 30, 1997, as compared to $1,902,422 for the six months ended June 30, 1996. In the 1997 period, the Company received net proceeds of $1,155,117 from the exercise of options and warrants. For the six months ended June 30, 1996 the Company received net proceeds from the sale of common stock of $1,984,775. Net cash for the six months ended June 30, 1997, decreased by $1,568,669 compared with a net cash decrease of $933,807 for the six months ended June 30, 1996.

     At June 30, 1997, the Company's cash and cash equivalents and marketable securities balances totaled $8,097,508. This cash will be used by the Company for additional working capital, for expansion of facilities, for new product development and introduction, for acquisition of production equipment and computers, and for increased selling and marketing activities. The Company announced that it has received Board of Director's approval to purchase on the open market up to 300,000 shares of its common stock. To date, no shares have been repurchased. Management believes that the Company's revenue from operations, its current cash and cash equivalents balance, and the proceeds from the sale of short term marketable securities should provide sufficient cash resources to finance its operations for at least 24 months.

      As of June 30, 1997, the Company had net accounts receivable of $9,554,574, down from $10,607,155 as of December 31, 1996. While cash collections were strong in the first and second quarters of 1997, collection efforts were limited by certain extended terms granted in the fourth quarter of 1996 and the first quarter of 1997. Certain receivables associated with the Genisys technical issues have not been collected, but the Company is confident that with recent technical improvements to Genisys these receivables will be collected. Inventories increased to $6,1934739, from $2,648,990 at December 31, 1996, in part due to the inventory carrying requirements of the Company's expanded product offerings as well as increases to the Company's finished goods. Total current assets as of June 30, 1997 were $25,248,381 compared with total current liabilities of $4,874,492. As of June 30, 1996, the Company's total current assets were $25,083,121 compared with current liabilities of $4,891,014. The Company's debt is minimal, consisting primarily of $239,747 of obligations under capital leases. The Company estimates that it will spend approximately $1,400,000 in 1997 on expansion of its production capacity, facility's expansion, and the acquisition of production equipment and computers. Approximately $1,160,000 was spent in the first six months of 1997 on property and equipment. As of June 30, 1997, a material commitment of approximately $1,000,000 was signed with a vendor for delivery of specific inventory, some of which has been delivered. This commitment terminates at the end of 1997, and contains a two month cancellation provision. The Company has largely completed the expansion into its new production facility that contains 59,400 square feet of combined office/warehouse space for annual base rent of approximately $252,000, although further leasehold improvements may be needed. The Company plans to sublease on a monthly basis approximately 50% of this space until it is needed for production capacity expansion.


     The Company believes that the rapid prototyping industry is growing at approximately 35-45% per year. It believes that there is a trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable marketplace exists for concept or visualization 3D printers priced at around $55,000. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping needs. Certain market segments have not demonstrated pricing sensitivity. These segments are more interested in modeling envelope size, modeling material variety, throughput, and part quality, which should allow growth to continue for higher-priced systems addressing these needs. The Company plans to continue to manufacture and market a line of products to address both the lower-priced, traditional rapid prototyping market and the growing needs of the more sophisticated, higher-priced rapid prototyping market. The Company believes that its 1996 unit growth rate led the rapid prototyping industry, although it can give no assurance that this growth rate or market acceptance of its products will continue in the future.

     Except for the historical information herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, improvements in competing rapid prototyping technologies, the mix of products sold and the profit margins thereon, economic and business conditions that may affect demand for the Company's products, and the other risks detailed from time to time in the Company's SEC reports, including the report on Form 10-KSB for the year ended December 31, 1996 and subsequent reports on Form 10-QSB for the quarter ended March 31, 1997.

                                     PART II

ITEM 4.     MATTERS SUBMITTED TO SECURITYHOLDERS

            The Company's Annual Meeting of Stockholders was held on May 15, 1997. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

                                 Votes Cast
                                 ----------
                           For             Withheld
                        Election      Authority/Abstained
                        --------      -------------------
Scott Crump             5,017,443         14,498
Ralph Crump             5,017,443         14,498
Clifford Schwieter      5,016,143         15,798
Arnold Wasserman        5,015,143         16,798
Gregory Wilson          5,016,935         15,006

      At the Annual Meeting, the stockholders also approved the following proposal by the number of votes indicated below:

      Approval to amend the Stratasys, Inc. amended and restated 1994-2 Stock Plan to authorize the grant of performance-based options thereunder.

                        For               Against           Abstain
                        ---               -------           -------
                        4,592,605         81,127            35,307


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  27.1 Selected Financial Data.

            (b)   Reports on Form 8-K.

                  None

                                   SIGNATURES



            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                STRATASYS, INC.



                                          By:    /s/Thomas W. Stenoien
                                                -------------------------------
                                                Thomas W. Stenoien
                                                Chief Financial Officer



Dated:  August 11, 1997





                                  Exhibit Index

Exhibit           Description
-------           -----------
27.1              Selected Financial Data