Form 10QSB
period 1997-09-30
STRATASYS INC
filed 1997-11-14
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 1997
                              --------------------------------

[ ]      Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act

For the transition period from                to
                               --------------   -----------------

Commission file number      1-13400
                      -------------------

                                 STRATASYS, INC.
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in Its charter)

            Delaware                                         36-3658792
---------------------------------                         -------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

                14950 Martin Drive, Eden Prairie, Minnesota 55344
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (612) 937-3000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                ------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X      No
    -----       ------

         As of November 12, 1997, the Issuer had 5,718,865 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format:  Yes          No   X
                                                             -----       -----

                                 STRATASYS, INC.

                                      Index

                                                                            Page

Part I. Financial Information

Item 1.  Financial Statements..................................................1

         Balance Sheets as at September 30, 1997 and December 31, 1996.........1

         Statements of Operations for the three months and
         nine months ended September 30, 1997 and 1996.........................2

         Statements of Cash Flows for the nine months ended
         September 30, 1997 and 1996...........................................3

         Notes to Financial Statements.........................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................5


Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds............................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

Signatures....................................................................12


                                       (i)

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

BALANCE SHEETS

                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                    1997                 1996
                                                                 (UNAUDITED)           (AUDITED)
                                                                 ------------        ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    $  2,540,350        $  3,964,968
    Marketable Securities                                           4,324,077           6,572,907
    Accounts receivable, less allowance for doubtful
       accounts of $473,364 in 1997 and $470,000 in 1996           10,578,248          10,607,155
    Inventories                                                     5,975,709           2,648,990
    Prepaid expenses                                                  298,230             344,101
    Deferred taxes                                                  1,180,058             945,000
                                                                 ------------        ------------
        Total current assets                                       24,896,672          25,083,121
                                                                 ------------        ------------
MACHINERY AND EQUIPMENT, less accumulated depreciation
     of $1,491,374 in 1997 and $847,715 in 1996                     3,440,305           2,184,165
                                                                 ------------        ------------
OTHER ASSETS
    Deposits and other assets                                         236,664              75,576
    Intangible assets                                               3,556,750           4,119,857
                                                                 ------------        ------------
                                                                    3,793,414           4,195,433
                                                                 ------------        ------------
                                                                 $ 32,130,391        $ 31,462,719
                                                                 ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion             181,945             186,415
    Accounts payable and other current liabilities                  2,730,866           3,622,555
    Unearned maintenance revenue                                    1,841,002           1,082,044
                                                                 ------------        ------------
        Total current liabilities                                   4,753,813           4,891,014
                                                                 ------------        ------------
DEFERRED TAXES                                                         71,000              71,000

OBLIGATIONS UNDER CAPITALIZED LEASES, less current portion            157,013              94,977
                                                                 ------------        ------------
                                                                      228,013             165,977
                                                                 ------------        ------------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
     shares,  issued and outstanding 5,718,865 shares
     in 1997 and 5,517,309 shares in 1996                              57,163              55,173
   Capital in excess of par value                                  28,572,284          27,394,902
   Accumulated deficit                                             (1,480,882)         (1,044,347)
                                                                 ------------        ------------
        Total Stockholders' Equity                                 27,148,565          26,405,728
                                                                 ------------        ------------
                                                                 $ 32,130,391        $ 31,462,719
                                                                 ------------        ------------

See notes to financial statements.

STRATASYS, INC.

STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------        --------------------------------
                                                  1997                 1996               1997                 1996
                                               (UNAUDITED)          (UNAUDITED)        (UNAUDITED)          (UNAUDITED)
                                               ------------        ------------        ------------        ------------
SALES                                          $  7,345,471        $  4,402,436        $ 19,519,332        $ 12,471,780
COST OF GOODS SOLD                                2,786,163           1,497,420           6,863,028           4,276,124
                                               ------------        ------------        ------------        ------------
GROSS PROFIT                                      4,559,308           2,905,016          12,656,304           8,195,656
COSTS AND EXPENSES
     Research and development                     1,445,121             771,651           3,786,117           2,207,918
     Selling, general and administrative          3,181,057           2,223,099           9,871,969           5,741,090
                                               ------------        ------------        ------------        ------------
                                                  4,626,178           2,994,750          13,658,086           7,949,008
                                               ------------        ------------        ------------        ------------
OPERATING INCOME (LOSS)                             (66,870)            (89,734)         (1,001,782)            246,648
                                               ------------        ------------        ------------        ------------
OTHER INCOME (EXPENSE)
     Interest income                                163,005             163,669             370,757             429,053
     Interest expense                               (18,045)            (10,088)            (40,568)            (28,780)
                                               ------------        ------------        ------------        ------------
                                                    144,960             153,581             330,189             400,273
                                               ------------        ------------        ------------        ------------
 INCOME (LOSS) BEFORE INCOME TAXES                   78,090              63,847            (671,593)            646,921
 INCOME TAXES (CREDIT)                               27,327                  --            (235,058)                 --
                                               ------------        ------------        ------------        ------------
 NET INCOME (LOSS)                             $     50,763        $     63,847        $   (436,535)       $    646,921
                                               ------------        ------------        ------------        ------------
EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
        Primary                                $       0.01        $       0.01        $      (0.08)       $       0.12
                                               ------------        ------------        ------------        ------------
        Fully diluted                          $       0.01        $       0.01        $      (0.08)       $       0.11
                                               ------------        ------------        ------------        ------------
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
        Primary                                   5,885,372           5,888,942           5,660,371           5,607,803
                                               ------------        ------------        ------------        ------------
        Fully diluted                             5,955,470           6,032,767           5,660,371           5,837,264
                                               ------------        ------------        ------------        ------------

See notes to financial statements.

STRATASYS, INC.

STATEMENTS OF CASH FLOWS


                                                                        NINE MONTHS ENDED SEPT 30,
                                                                      ------------------------------
                                                                          1997              1996
                                                                      (UNAUDITED)        (UNAUDITED)
                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $  (436,535)       $   646,921
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
        Deferred taxes                                                   (235,058)                --
        Depreciation and amortization                                     653,659            319,271
        Amortization of intangibles and other assets                      679,530            444,793
        Bad debts                                                         100,000                 --
        Increase (decrease) in cash attributes to
          changes in assets and liabilities
            Accounts receivable                                           (71,093)        (1,933,043)
            Inventory                                                  (3,326,719)        (2,369,584)
            Prepaid expenses                                               45,871            (89,443)
            Other assets                                                  (51,550)                --
            Accounts payable and other current liabilities               (891,689)           492,529
            Unearned maintenance revenue                                  758,958            358,153
                                                                      -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                  (2,774,626)        (2,130,403)
                                                                      -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                           2,248,830                 --
  Purchases of marketable securities                                           --           (246,780)
  Acquisition of machinery and equipment                               (1,677,610)          (789,303)
  Payments of deposits, net                                              (109,538)           (11,000)
  Payments for intangible assets                                         (116,423)          (751,535)
                                                                      -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                                     345,259         (1,798,618)
                                                                      -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                     (174,623)          (115,019)
  Proceeds from the sale of common stock                                1,179,372          3,274,895
  Proceeds from notes due on common stock purchases                            --          1,946,000
                                                                      -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,004,749          5,105,876
                                                                      -----------        -----------
NET DECREASE IN CASH                                                   (1,424,618)         1,176,855
CASH AND CASH EQUIVALENTS, beginning of period                          3,964,968          4,726,056
                                                                      -----------        -----------
CASH AND CASH EQUIVALENTS, end of period                              $ 2,540,350        $ 5,902,911
                                                                      -----------        -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
    cash paid during the period for interest                          $    22,523        $    28,780
                                                                      -----------        -----------
SUPPLEMENTAL SCHEDULES OF  NONCASH INVESTING
 AND FINANCING ACTIVITIES
Machinery and equipment acquired under
     capital lease obligations                                        $   232,189        $   120,012
                                                                      -----------        -----------
Issuance of common stock in exchange for notes receivable             $        --        $ 1,946,000
                                                                      -----------        -----------
Common Stock issued in exchange for preferred stock outstanding       $        --        $     3,794
                                                                      -----------        -----------

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

         NOTE 1 -- BASIS OF PRESENTATION

                  The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1996, filed as part of the Company's Annual Report on Form 10-KSB for such year.

         NOTE 2 -- COMMON STOCK

                  In the three months ended September 30, 1997, the Company received net proceeds of approximately $18,072 from the exercise of 3,745 options at prices ranging from $1.59 to $13.06 per share.

         NOTE 3--- INVENTORY

                  Inventories consisted of the following at September 30 and December 31, respectively:

                                                  1997                   1996
                                               ----------             ----------
Finished Goods                                 $2,963,298             $1,295,803
Work in process                                     2,875                264,259
Raw materials                                   3,009,536              1,088,928
                                               ----------             ----------
                                                5,975,709              2,648,990

         NOTE 4--PRODUCTION EQUIPMENT

                  In the third quarter of 1997 the Company entered into capital lease agreements for the purchase of production and R&D equipment. The lease terms are for 12 months with minimum lease payments of approximately $56,130 per year and for 36 months with minimum lease payments of approximately $59,904 per year.

         NOTE 5--MATERIAL COMMITMENT

                  The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be used over the remainder of 1997 and into 1998. Theses commitments amount to approximately $1,750,000 and contain non-cancellation clauses.

         NOTE 6--OFFICE LEASE

                  In July 1997 the Company entered into a lease for a 2504 square foot regional sales office in Ontario, CA. The lease commenced on September 1, 1997 with a term of 36 months and minimum lease payments of approximately $36,058 per year.

         NOTE 7--SUBSEQUENT EVENT

                  In November 1997, the Company sold 206,897 Units consisting of one share of the Company's Common Stock, a one-year warrant to purchase one share of Common Stock at an exercise price of $14.50, and a two-year warrant to purchase one share of Common Stock at an exercise price of $14.50, to one accredited investor for a purchase price of $14.50 per share (approximately $3,000,000 in the aggregate). The warrants are immediately exercisable and expire on October 31, 1998, and October 31, 1999, respectively. See Part II, Item 2, of this Report for an additional description of such sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

         Sales for the three months ended September 30, 1997 totaled $7,345,471 compared with sales of $4,402,436 recorded in the three months ended September 30, 1996, an increase of $2,943,035, or 66.9%. The 1997 increase over the comparable 1996 period was largely attributable to the sales growth of the Company's Benchtop FDM(R) 2000 and 8000 rapid prototyping systems. Both the FDM 2000 and the FDM 8000 were introduced in the first quarter of 1997. The FDM 2000 was introduced as an enhanced version of the FDM 1650 that had accounted for the majority of the Company's 1996 growth. The FDM 8000 represents the Company's entrance into the large modeling marketplace, offering customers the ability to make prototypes in a 16x16x24 inch envelope. Maintenance and consumable revenue combined increased approximately 95% in the 1997 period as compared with the 1996 period, and constitutes the most rapidly growing component of the Company's product mix.

         Third quarter 1997 results were positively impacted by the new FDM 8000 rapid prototyping system. Unlike the second quarter of 1997 when the Company was unable to ramp up manufacturing of the FDM 8000 due to vendor supply delays, revenues from the FDM 8000 were more than revenues from any other product during the third quarter. The Company believes that vendor supply delays related to the FDM 8000 that occurred in the second quarter are unlikely to be repeated in the remainder of 1997. Sales of the FDM 1650 product continued at lower levels than anticipated, but were partially offset by sales of the FDM 2000 that are priced about 30% higher than the 1650. Genisys sales continued to be slow in the third quarter of 1997, down significantly from the third quarter of 1996. The Company has introduced into the field the technical fix for the Genisys pump plugging condition that was largely caused by the use of contaminated modeling materials. The plugging condition has been corrected by the filtration of all Genisys consumable raw materials prior to fabrication into the final wafer modeling material product. The Company is continuing to address certain other technical issues relating to the Genisys product, and sales of the Genisys product are not expected to resume meaningful growth until 1998.

         The eastern region of the United States, benefiting from increased productivity from new salesmen, rebounded from a weak second quarter of 1997 to record just under 50% of total domestic sales. Internationally, sales into Europe exceeded 50% of total international revenue, recovering from an extremely weak second quarter in 1997. Sales in the Far East were also strong, where the Company did not experience problems associated with the recent market volatility in this region. The Company does not believe that it will be impacted in the fourth quarter from such market volatility, although it can give no assurances that revenues will not be impacted if such conditions persist. Domestic revenues captured 62% of total revenue for three months ended September 30, 1997, down from approximately 74% of revenue for the comparable 1996 period. However, the 1996 period benefited from Genisys system sales that were not a significant part of the revenue mix for the three months ended September 30, 1997.

         Gross margins increased by $1,654,292, or 56.9%, to $4,559,308 for the three months ended September 30, 1997, from $2,905,016 for the three months ended September 30, 1996. As a percentage of sales, gross margins decreased to 62.1% for the three months ended September 30, 1997, as compared with 66% for the three months ended September 30, 1996. The Company's gross margin was negatively impacted by an inventory adjustment of approximately $300,000, following a mid-quarter physical inventory. The Company installed and implemented a new computer system, including an integrated inventory module, in the first and second quarters of 1997. Errors on the Company's product bill of materials, unrecorded requisitions and material usage transactions, and physical quantity adjustments accounted for the majority of the inventory write down. Also negatively impacting margins in the third quarter of 1997 were units sold under trade-in programs that carry lower margins, and discounted demonstration units sold to the Company's International distributors. Gross margins were positively impacted by a favorable mix of higher gross margin FDM 8000 and 2000 systems in the third quarter of 1997 as compared to the mix of FDM 1650 and Genisys systems sold in the third quarter of 1996. Direct labor, up nominally over 1996 levels, still amounted to only 2.4% of sales in the three months ended September 30, 1997, down from 2.6% in the comparable 1996 period. Manufacturing overhead was also down in the three months ended September 30, 1997 to 4.7% of sales from 8.3% in the three months ended September 30, 1996, a decline of $19,483, or 5.3%. The Company believes that gross margins will improve in the quarter ending December 31, 1997, based on anticipated product mix shifts to units with higher unit average selling prices, and by leveraging the fixed overhead costs on higher historical fourth quarter revenues.

         Selling, General and Administrative ("SG&A") expenses increased to $3,181,057 for the three months ended September 30, 1997, from $2,223,099 in the comparable 1996 period. This represents a $957,958, or 43.1% increase in SG&A expenses for the 1997 period as compared with the 1996 period. However, SG&A expenses as a percentage of sales declined to 43.3% in the three months ended September 30, 1997, compared with 50.5% in the comparable 1996 period. Total company headcount increased by 36.7% in the three months ended September 30, 1997 to approximately 164 employees and contractors, from 120 employees and contractors in the comparable 1996 period. The sales and sales support departments experienced significant growth as the Company continued to expand its domestic and international sales' staffing. The Company currently has 40 domestic reseller locations for its Genisys product, combined with 22 international distributors. Selling compensation, including commissions on higher revenue, was up significantly in the three months ended September 30,1997 compared with the comparable 1996 period. Promotional activities, including travel, trade show attendance, and advertising associated with the FDM 2000 and 8000 product introductions also contributed to higher SG&A expenses in the three months ended September 30, 1997 over the comparable 1996 period.

         Research and Development ("R&D") expenses increased to $1,445,121 for the three months ended September 30, 1997, from $771,651 for the three months ended September 30, 1996, an increase of $673,470, or 87.3%. R&D expenses as a percentage of sales increased to 19.7% of sales in the three months ended September 30, 1997 as compared with 17.5% in the 1996 period. Increased headcount, expenses associated with new product development and current product enhancement accounted for much of this increase. For the three months ended September 30, 1997, the Company capitalized $12,600 of software development costs, in accordance with FASB 86, as compared with $144,527 that was capitalized for the comparable 1996 period.

         The Company's operating loss for the three months ended September 30, 1997 amounted to $66,870, or .9% of sales, compared with an operating loss of $89,734, or 2.0% of sales, for the three months ended September 30, 1996. Net interest income amounted to $144,960 for the three months ended September 30, 1997, as compared with net interest income of $153,581 for the comparable 1996 period.

         The Company's net income for the three months ended September 30, 1997 amounted to $50,763, or .7% of sales. For the three months ended September 30, 1996, the Company recorded net income of $63,847, or 1.5% of sales. The earnings per share for the three months ended September 30, 1997, amounted to $.01 on fully diluted weighted average number of common and common equivalent shares outstanding of 5,955,470 as compared with earnings per share of $.01 on fully diluted weighted average number of common and common equivalent shares outstanding of 6,032,767 for the 1996 period.

    NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

         Sales for the nine months ended September 30, 1997 totaled $19,519,332 compared with sales of $12,471,780 recorded in the nine months ended September 30, 1996, an increase of $7,047,552, or 56.5%. The 1997 increase over the comparable 1996 period was attributable to the continued sales growth of the Company's Benchtop FDM 2000 and the FDM 8000. The Company's revenue growth has been aided by increases to its average selling price associated with the FDM 2000 and the FDM 8000 introductions, which has been partially offset by trade-in programs that lower average selling prices for those products. Maintenance and consumable revenue also contributed significantly to the Company's nine-month revenue growth, with growth of over 100% for the nine months ended September 30, 1997 compared with the comparable 1996 period.

         Gross margins increased by $4,460,648, or 54.4%, to $12,656,304 for the nine months ended September 30, 1997, from $8,195,656 for the nine months ended September 30, 1996. As a percentage of sales, gross margins declined to 64.8% for the nine months ended September 30, 1997, as compared with 65.7% for the nine months ended September 30, 1996. The Company's gross margin was positively impacted by the shift in product mix to the FDM 2000 and 8000, with higher average selling prices, coupled with the strong growth of high-margin maintenance and consumable revenues. Margins were negatively impacted by increased manufacturing overhead costs. Increased headcount and expenses associated with the Company's expanded manufacturing facility accounted for most of the increase in manufacturing overhead.

         Selling, General and Administrative ("SG&A") expenses increased to $9,871,969 for the nine months ended September 30, 1997, from $5,741,090 in the comparable 1996 period. This represents a $4,130,879, or 72.0%, increase in SG&A expenses for the 1997 period as compared with the 1996 period. Increased SG&A headcount, referenced above, caused compensation expense, excluding commissions, to increase by approximately 77% in the nine months ended September 30, 1997, as compared with the comparable 1996 period. Rent, facility related expenses, travel, and amortization all reflected significant period over period increases. SG&A expenses as a percentage of sales in the nine months ended September 30, 1997 and 1996 were 50.6% and 46.0%, respectively.

         Research and Development ("R&D") expenses increased to $3,786,117 for the nine months ended September 30, 1997, from $2,207,918 for the nine months ended September 30, 1996, an increase of $1,578,199, or 71.5%. R&D expenses as a percentage of sales increased to 19.4% of sales in the nine months ended September 30, 1997 as compared with 17.7% in the 1996 period. On-going expenses associated with new product development and current product enhancement accounted for much of this increase. For the nine months ended September 30, 1997, the Company capitalized $81,714 of software development costs, in accordance with FASB 86, as compared with $703,991 that was capitalized for the comparable 1996 period.

         The Company's operating loss for the nine months ended September 30, 1997 amounted to $1,001,782, or 5.1% of sales, compared with operating income of $246,648, or 2.0% of sales, for the nine months ended September 30, 1996. Net interest income amounted to $330,189 for the nine months ended September 30, 1997, as compared with net interest income of $400,273 for the comparable 1996 period.

         The Company's net loss for the nine months ended September 30, 1997 amounted to $436,535, or 2.2% of sales, after the application of an income tax credit of $235,058. For the nine months ended September 30, 1996, the Company recorded net income of $646,921 or 5.2% of sales. The loss per share for the nine months ended September 30, 1997, amounted to $.08 on weighted average number of common and common equivalent shares outstanding of 5,660,371 as compared with earnings per share of $.11 on fully diluted weighted average number of common and common equivalent shares outstanding of 5,837,264 for the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the nine months ended September 30, 1997, used cash of $2,774,626, primarily impacted by increases to inventories of $3,326,719, reductions of accounts payable and other current liabilities of $891,689, and the net loss in the period of $436,535. This was offset by an increase in unearned maintenance revenues of $758,958. Inventory was up due to the increase to the number of product lines offered by the Company, coupled with a build-up of finished goods inventory of the FDM 1650, 2000 ,and 8000 products caused by lower than forecasted product sales. For the comparable 1996 period, the Company's operating activities used $2,130,403 of cash, primarily reflecting increases in accounts receivable of $1,933,043 and inventories of $2,369,584. Net cash provided by its investing activities amounted to $345,259 in the nine months ended September 30, 1997, including proceeds of $2,248,830 from the sale of marketable securities, partially offset by a use of cash in the amount of $1,677,610 for the acquisition of machinery and equipment. Net cash used in the nine months ended September 30, 1996 for investing activities amounted to $1,798,618, which included $789,303 for the acquisition of machinery and equipment and $751,535 for payments for intangible assets. Net cash provided by the Company's financing activities was $1,004,749 for the nine months ended September 30, 1997, as compared to $5,105,876 for the nine months ended September 30,

1996. In the 1997 period, the Company received net proceeds of $1,179,372 from the exercise of options and warrants. For the nine months ended September 30, 1996 the Company received net proceeds from the sale of common stock of $3,274,895 and proceeds from notes due on common stock purchases of $1,946,000. Net cash for the nine months ended September 30, 1997, decreased by $1,424,618 compared with an increase in net cash of $1,176,855 for the nine months ended September 30, 1996.

         At September 30, 1997, the Company's cash and cash equivalents and marketable securities balances totaled $6,864,427, down from $10,537,875 at December 31, 1996. This cash will be used by the Company for additional working capital, for expansion of facilities, for new product development, for acquisition of production equipment and computers, for increased selling and marketing activities, and for potential acquisitions. Management believes that the Company's revenue from operations, its current cash and cash equivalents balance, and the proceeds from the sale of short-term marketable securities should provide cash resources to finance its operations for at least 24 months.

         As of September 30, 1997, the Company had net accounts receivable of $10,578,248, down from $10,607,155 as of December 31, 1996. Collection efforts were limited by certain extended terms granted in past quarters. Certain receivables associated with past Genisys sales have not been collected due to the technical issues discussed above, but the Company is confident that the recent technical improvements to Genisys will ultimately result in the collection of these receivables. Certain foreign receivables with the Company's international distributors continue to be slow paying, but the Company ultimately expects full payment of all outstanding balances. Certain foreign distributors in the Far East have been impacted by the strong dollar and deteriorating local currencies, which may affect their ability to pay their outstanding balances due the Company, or the timelines of those payments. Inventories increased to $5,975,709 from $2,648,990 at December 31, 1996. Some of the increase is due to the inventory carrying requirements of the Company's expanded product offerings coupled with an increase of finished goods inventory at the end of the third quarter of 1997. In addition, Genisys inventory moved slowly due to the technical issues that have impacted sales. Inventory levels, while historically high, are expected to decline on traditionally high fourth quarter revenues.

         Total current assets as of September 30, 1997 were $24,896,672 compared with total current liabilities of $4,753,813. As of December 31, 1996, the Company's total current assets were $25,083,121 compared with current liabilities of $4,891,014. The Company's debt is minimal, consisting primarily of $338,958 of obligations under capital leases. Approximately $1,910,000 of machinery and equipment was acquired in the first nine months of 1997, $232,189 of which was purchased under capitalized leases. Expenditures for capital equipment, including tooling, are expected to be in the range of $500,000 in the fourth quarter of 1997. As of September 30, 1997, the Company had material commitments of approximately $1,750,000 with vendors for delivery of inventories, some of which have been delivered. These commitments continue through 1998. The Company has largely completed the expansion into its new production facility that contains 59,400 square feet of combined office/warehouse space for annual base rent of approximately $252,000, although further leasehold improvements may be needed. The Company plans to sublease on a monthly basis approximately 50% of this space until it is needed for production capacity expansion.

         The Company believes that the rapid prototyping industry is growing at approximately 30-35% per year. It believes that there is a trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable marketplace exists for concept or visualization 3D printers priced at around $55,000, although this market has been slow to develop. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping needs. Certain market segments have not demonstrated significant pricing sensitivity. These segments are more interested in modeling envelope size, modeling material variety, throughput, and part quality, which should allow growth to continue for higher-priced systems addressing these needs. The Company plans to continue to manufacture and market a line of products to address both the lower-priced, traditional rapid prototyping market and the growing needs of the more sophisticated, higher-priced rapid prototyping market. The Company believes that its 1996 unit growth rate led the rapid prototyping industry, although it can give no assurance that this growth rate or market acceptance of its products will continue into the future.

         The Company expanded its headcount by approximately 37% in the nine months ended September 31, 1997 as compared with the comparable 1996 period. The Company also expanded its infrastructure to drive revenue growth. However, while 1997 revenue grew by 56.5%, operating expenses in the same period increased by almost 72%. The Company's future profitability will be dependent upon its ability to control its operating expenses while increasing revenues.

         Except for the historical information herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, improvements in competing rapid prototyping technologies, the mix of products sold and the profit margins thereon, economic and business conditions that may affect demand for the Company's products, the timing of orders from, and shipments to, major customers, and other risks detailed from time to time in the Company's SEC reports, including the report on Form 10-KSB for the year ended December 31, 1996 and subsequent reports on Form 10-QSB for the quarters ended March 31, 1997, June 30, 1997, and September 30, 1997.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  (c) On November 13, 1997, the Company closed the sale of 206,897 Units consisting of one share of the Company's Common Stock, $.01 par value ("Common Stock"), a one-year warrant to purchase one share of Common Stock at an exercise price of $14.50 (the "One-Year Warrant"), and a two-year warrant to purchase one share of Common Stock at an exercise price of $14.50 (the "Two-Year Warrant"), to one accredited investor for a purchase price of $14.50 per Unit. The One-Year Warrants and the Two-Year Warrants are immediately exercisable by the holders by cash payment of the exercise price. In connection with the investor's subscription for such Units, the Company granted an option expiring on November 14, 1997, to purchase up to 148,148 Additional Units having an aggregate purchase price of $2,000,000 at a purchase price of $13.50 per Additional Unit. Each Additional Unit will consist of one share of Common Stock, a one-year warrant to purchase one share of Common Stock at an exercise price of $13.50, and a two-year warrant to purchase one share of Common Stock at an exercise price of $13.50. The Company relied upon Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and Section 4(2) of the Securities Act for the exemption from registration under the Securities Act in connection with the issuance of the shares of Common Stock, One-Year Warrants, and Two-Year Warrants constituting the Units. Shares reported as issued and outstanding as of November 12, 1997 on the cover page of this Report do not include the 206,897 shares issued in connection with the foregoing sale of Units.

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


         STRATASYS, INC.



By:      /s/Thomas W. Stenoien
         ---------------------
         Thomas W. Stenoien
         Chief Financial Officer



Dated: November 14, 1997

                                  Exhibit Index

Exhibit           Description

27.1              Selected Financial Data