Form 10KSB
period 1997-12-31
STRATASYS INC
filed 1998-03-31
CIK 915735

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                           for the fiscal year ended

                                December 31, 1997

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

                                             Name of Each Exchange on Which
       Title of Each Class                      Each Class is Registered

  Common Stock, $.01 par value          The Pacific Stock Exchange Incorporated
--------------------------------        ---------------------------------------

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

            Revenues for the issuer's most recent fiscal year were $29,636,370.

            The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 13, 1998 was $54,866,441.

            As of March 13, 1998, the Issuer had 6,080,146 shares of Common Stock, $.01 par value, outstanding.

            Transitional Small Business Disclosure Format: Yes ___ No __X__

                       Documents Incorporated by Reference

            Part III of the Annual Report on Form 10-KSB is herein incorporated by reference from the definitive Proxy Statement to be filed with the Security and Exchange Commission with respect to the Registrant's Meeting of Stock holders scheduled to be held on May 14, 1998.

ITEM  1.   DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

                Stratasys, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 8, 1989. The Company's executive offices are located in Eden Prairie, Minnesota.

                On October 20, 1994, the Company successfully completed an initial public offering ("IPO") of 1,380,000 shares of its Common Stock, including 180,000 shares issued upon exercise of the underwriter's over-allotment option. The shares of Common Stock were sold at $5.00 per share with the Company receiving net proceeds of approximately $5,700,000. The underwriter was also granted warrants to purchase up to 120,000 shares of Common Stock, exercisable at $7.50 per share, until October 1999, all of which have been exercised.

                On January 1, 1995, the Company purchased certain rapid prototyping assets from International Business Machines Corporation ("IBM"), pursuant to an Assignment and Sale of Rapid Prototyping Technology and Related Assets Agreement dated as of January 1, 1995.

                In March 1996, the Company announced three new products, Genisys(R), the FDM(R) 1650, and the FDM(R) 8000, each of which is oriented to separate stages of a customer's product development cycle. Shipments of the FDM(R) 1650 and Genisys(R) began in March and June 1996, respectively, and shipments of the FDM(R) 8000 began in the first quarter of 1997.

                In March 1997, the Company announced the FDM(R) 2000, an enhanced version of the Company's FDM(R) 1650. The Company began shipping the FDM(R) 2000 in the first quarter of 1997.

                In November 1997, the Company announced that its MedModeler system, a rapid prototyping system designed for the medical market for anatomical part output from MRI and CT scans, was granted 510(k) clearance by the United States Food and Drug Administration ("FDA").

                In January 1998, the Company introduced the FDM(R) Quantum, which offers large modeling capabilities (second largest build envelope in the industry) combined with significant speed and performance enhancements as compared with the FDM(R) 2000. This product incorporates the new MagnaDrive technology that allows the extrusion heads to move on a bed of air while controlled by electro-magnetic homing devices. Commercial shipments are expected to commence in the first quarter of 1998.

BUSINESS OF THE COMPANY

                The Company is a leader in the three dimensional ("3D") imaging business, which is referred to as "rapid prototyping". The Company develops, manufactures and markets a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. The Company's computerized modeling systems use its proprietary technology to make models and prototypes more directly from a designer's three-dimensional CAD in a matter of hours.

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

                The Genisys(R) modeling process is similar. Genisys(R) uses AutoGen(R) software to slice the conceptual model created on a CAD workstation into horizontal layers that are downloaded into Genisys(R). Genisys(R) then uses wafers of polyester modeling material, rather than spools of filament, to feed the extrusion head. The extrusion head heats these wafers and, using a precision hydraulic conical pump, deposits a continuous layer of plastic polymer beads (much like squeezing toothpaste from a tube) onto the X-Y Stage to create a three-dimensional model by building up layers. In comparison to the FDM(R) Benchtop systems, due to its size, Genisys(R) allows the prototype to be created on a desktop, directly from a workstation, like a 3D printer.

Products

                MODELING EQUIPMENT. The Company has been developing and improving its line of rapid prototyping products since its inception in 1989. Since that time, the Company has developed and sold systems including the 3D-Modeler, a smaller benchtop version of the 3D-Modeler called the FDM(R) 1500 Benchtop, introduced in June 1993; an improved benchtop modeler called the FDM(R) 1600 Benchtop, introduced in November 1994; the Company's Protoslice operating software package; its successors, QuickSlice(R) and AutoGen(R); and in some cases, a CAD workstation manufactured by SGI. The FDM(R) 1600 Benchtop offered customers more features than its predecessor, the FDM(R) 1500, including dual heads. As such, it had increased hardware and software performance. Although the Company has discontinued sales of the 3D Modeler, the FDM(R) 1500, SGI workstations and, in early 1996, the FDM(R) 1600 Benchtop system, it continues to support and manufacture modeling materials for these systems. In addition, the Company no longer sells ProtoSlice, the predecessor to QuickSlice(R).

                In March 1996, the Company introduced three new rapid prototyping machines for commercial sale. Genisys(R) is a 3D desktop printer, which uses the rapid prototyping technology developed by IBM that the Company purchased in 1995. It is useful for the production of conceptual models employed in the early stages of the design cycle, as it enables a designer to produce concept iterations at his desk directly from a workstation in a simple push-button fashion. The FDM(R) 1650 Benchtop can produce functional prototypes at higher speeds than those of its predecessor, the FDM(R) 1600 Benchtop, and can accommodate a variety of engineering modeling materials. The third new product, the FDM(R) 8000, is a rapid prototyping device, which incorporates QuickSlice(R) software and the filament extrusion method of the Company's FDM(R) products. It is capable of building prototypes up to 24 inches in size with throughput comparable to the recently announced Stratasys FDM(R) 2000. The FDM(R) 8000 builds prototype parts using ABS plastics. Distribution of the FDM(R) 1650 Benchtop and the Genisys(R) machine began in March and June 1996, respectively, while shipment of the FDM(R) 8000 began in the first quarter of 1997.

                The Company announced the FDM(R) 2000 in March 1997. It is an enhanced version of the FDM(R) 1650, but features a 30% to 40% throughput improvement over the FDM(R) 1650. Upgraded hardware and software accounts for the improved performance features. The Company began shipping the FDM(R) 2000 in the first quarter of 1997. In November 1997, the Company announced that its MedModeler rapid prototyping system had been granted 510(k) pre-market clearance from the FDA. The MedModeler is a Benchtop rapid prototyping system designed for the medical market that creates anatomical part output from computed tomography ("CT") and magnetic resonance imaging ("MRI") devices.

                In January 1998, the Company announced the FDM(R) Quantum.
This system features the second largest build envelope in the industry and incorporates the newly-developed MagnaDrive technology. The MagnaDrive technology, which allows the extrusion head to float on a bed of air while being controlled through electro magnetic devices, offers significant speed and performance enhancements as compared with the FDM (R) 2000. Commercial shipments of the Quantum are expected to commence in the first quarter of 1998.

                The Company's family of rapid prototyping systems offers product designers and developers the ability to create prototypes throughout all stages of the development cycle as well as a wide range of prices from which to choose. The domestic prices of the systems start at $45,000 for Genisys(R) and reach $325,000 for the FDM(R) Quantum. The current domestic price of the FDM(R) 1650 Benchtop is $99,000, while the price of the FDM(R) 2000 is $125,000. By comparison, the Company's original 3D Modeler sold for between $150,000 and $180,000. The Company also offers special pricing for trade-in systems and upgrades. Customers have the option to purchase an entire rapid prototyping system from the Company or to buy individual components.

                MODELING MATERIAL. FDM(R) technology allows the use of a greater variety of modeling materials and colors than other technologies. The Company continues to develop filament modeling materials that meet the customers' needs for increased speed, strength, accuracy, surface resolution and color. These materials are processed into its patented filament form, which is then fed into the 3D Modeler or the FDM(R) Benchtop systems. The Company's spool-based system has proven to be a significant advantage for its products over Ultra Violet ("UV") polymer systems, because the Company's system allows the user to quickly change material by simply mounting the spool and threading the desired material into the FDM(R) devices. Spools weigh from 2.3 pounds to ten pounds , and the creation of a model may require from 0.1 pound to more than one pound of filament. Other advantages of the spool-based system over a UV polymer system are that the spool-based system allows the customer to purchase a single spool as compared to an entire vat of UV polymer, thereby reducing the customer's up-front costs, and to use the system in an office environment.

                Currently, the Company has five modeling materials commercially available for model generation using its FDM(R) technology: an elastomer material for applications requiring strength, durability and flexibility, as used in seals or tubing, an investment casting wax, the hard polymer material ABS (named for its three initial monomers, acrylonitrile, butadiene and styrene), which is used commercially to make products such as telephones, a medical grade ABS (MABS), used for medical applications, and a release material. Each material has specific characteristics that make it appropriate for various applications. The ability to use different materials allows the user to match the material to the end use application of the prototype, whether it is a pattern for tooling or a concept model.

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

                OPERATING SOFTWARE. The Company offers two software products:
QuickSlice(R) and AutoGen(R). QuickSlice(R) converts three-dimensional computer models into a format that controls the operation of the Company's FDM(R) 1650, 2000, 8000 and Quantum modelers. AutoGen(R) performs the same function for the Genisys 3-D Printer.

                QuickSlice(R) is a simple, easy-to-use software package. The Company originally sold the QuickSlice(R) software package for $7,000. QuickSlice(R) 2.0, a modified version of QuickSlice(R), is the operating software for the Company's FDM(R) 1650 system. The Company also supplies a library of utility software programs and procedures to simplify the handling of data and to automate common tasks.

                In 1994, the Company developed and released to the public a software package called SupportWorks(R). SupportWorks(R) is used in conjunction with QuickSlice(R) enabling the Company's FDM(R) Benchtop, 8000, and Quantum systems to automatically generate supports for the models, thereby eliminating another step in the model-making process. The program originally sold for approximately $6,000. The Company has now combined QuickSlice(R) and SupportWorks(R) into a proprietary $15,000 copyrighted package which is sold under the name QuickSlice(R). The current version is QuickSlice(R) 5.0.

                In 1996, the Company introduced AutoGen(R), software specifically designed for Genisys(R). AutoGen(R) automatically prepares models for printing with almost no user interface. The over-all architecture and detailed design of the AutoGen(R) and Quickslice(R) software were developed by the Company, which has retained copyright and all other ownership rights.

Applications of Rapid Prototyping

                Rapid prototyping systems enable engineers and designers to produce models of their engineering designs faster and cheaper than with conventional manual methods. The prototypes themselves are used to test the product or assembly's form, function and fit to specific tolerances. Companies also use three-dimensional models for tooling as final patterns for a variety of tooling procedures. In addition, several domestic and international manufacturers produce one-of-a-kind orthopedic implants for patients using computed topographic scanning and wax investment casting masters produced with the Company's FDM(R) systems.

Potential Future Applications

                The Company has positioned its products to be used as devices that support CAD systems in a variety of design and manufacturing industries, including automotive, aerospace, consumer products, electronics and medical. The Company's systems are also used in service bureaus and educational institutions. Additional future applications may arise in conceptual design, casting, precision prototypes, consumer packaging, architectural design, rapid manufacturing of small-volume custom parts and fit, form and function testing, secondary tooling, and mold-making.

                Among potential medical applications, rapid prototyping could be used to produce accurate models of internal organs, bones or skulls for pre-operative evaluations or modeling of prostheses. In such uses, the Company's products could serve as peripheral devices for "CT" and "MRI" devices. The Company currently has its MedModeler installed at four such medical beta sites.

Marketing, Distribution and Customers

                The strategic focus of the Company's marketing efforts begins with identifying the needs of product managers, conceptual designers, design and manufacturing engineers and production specialists in manufacturing companies. The Company then seeks to understand a customer's needs and requirements. To satisfy those needs, the Company offers a broad array of products, ranging from the low cost, easy-to-use Genisys 3D Printer, to the large-scale, fast and precise FDM(R) Quantum. The Company has sold systems to, among other customers, General Motors Corporation, Ford Motor Company, Chrysler Corporation, Lockheed Martin, Square D Company, Whirlpool Corporation, Callaway Golf, Snap On Tools, Biomet, Inc., St. Jude Medical, Motorola, Eastman Kodak Company, Marubeni, Hewlett-Packard, Brooks Air Force Base, Westinghouse Electric Corporation, Lego, the Federal Bureau of Investigation (FBI), and NASA, as well as service bureaus, universities and distributors in the United States and abroad. With the purchase of rapid prototyping assets from IBM on January 1, 1995, the Company also received a prospective customer list from IBM. The Company has promoted its current technology to these prospective customers in an effort to further expand its customer base. The Company sells both complete rapid prototyping systems and separate components.

                The Company utilizes a variety of tactical marketing methods to reach potential customers, including advertising, press releases, trade magazine articles, customer studies, brochures, direct mailings, telemarketing programs, trade show demonstrations, videos and a Web site (www.Stratasys.com). In addition, the Company has developed domestic and international on-site demonstration capabilities.

                Domestically, the Company sells directly to its customers. In 1997, the Company organized its domestic FDM(R) sales force into three regions. Salespersons and management reside in the regions they service. In addition, Genisys(R) resellers have been assigned to managers within this regional framework. The Company markets internationally through a network of distributors and sales representatives. During the years ended December 31, 1996 and 1997, export sales amounted to approximately $8,865,000 and $12,639,000, respectively.

                No customer accounted for more than 10% of sales in 1996 or 1997.

Warranty and Service

                The Company provides a 90-day warranty on its domestic systems and a one-year warranty on those sold internationally. In addition, the Company offers annual service and maintenance contracts for its systems. The service contracts include updates of the Company's software systems. Annual service contracts for the Company's FDM(R) systems are priced at a range from $10,000 to $32,000, while annual service contracts for the Genisys(R) system are priced at $6,000.

Manufacturing

                The Company's manufacturing process consists of the manual assembly of purchased components. All parts used in the manufacturing process are obtained from either distributors of standard electrical or mechanical parts or from custom fabricators of the Company's proprietary designs. The Company currently operates on a build-to-inventory basis.

                The Company purchases the major component parts for its FDM(R) and Genisys(R) systems from various outside vendors, subcontractors and other sources and assembles them at its Minnesota facility. The Company performs numerous diagnostic tests and quality control procedures throughout the assembly process in order to assure reliability of its products. Prior to shipment, each unit is subjected to a test and burn-in procedure to check for defects. Precision modeling parameters are also checked.

                The Company maintains an inventory of most of its necessary supplies, which facilitates the assembly of products required for production. The Company's sole current supplier of the X-Y Stage for the FDM(R) 1650, FDM(R) 2000 and FDM(R) 8000 Benchtop systems is Asymtek; and its sole current supplier of the FDM(R) head motors is MircoMo Electronics, Inc. The Company also has sole suppliers for two key components of its new FDM(R) Quantum system. The Company considers all of these suppliers to be reliable. Nevertheless, the Company maintains an inventory of such components to support continued supply. Furthermore, the Company believes that the supplier of the X-Y Stage could be replaced by in-house design and production of the part within a three-month period, if necessary; and the Company could employ FDM(R) head motors from other suppliers by modifications to the design of the FDM(R) 1650 and 2000 Benchtops and FDM(R) 8000. In-house development to replace the vendors of the Quantum components would take four to eighteen months to accomplish. In regard to other parts and materials, the Company uses multiple sources of supply and does not believe that it is dependent on any single supplier. Although the Company believes that it maintains adequate inventories of vendor-specific materials, the loss of a supplier of such vendor-specific materials or compounds could result in a delay in the manufacture and delivery of those materials and compounds resulting from the need to retest and recertify products supplied by one or more new vendors. The Company considers its relationships with its suppliers to be good.

Research and Development

                The Company has devoted significant time and resources to the development of a universally compatible and user-friendly software system. The Company believes that ongoing research and development efforts are essential to its continued success. Accordingly, the Company's engineering development efforts will continue to focus on improvements to the FDM(R) and Genisys(R) technology and development of new modeling processes, materials, software and products. To date, much of the Company's activity has been focused on research and development. For the years ended December 31, 1996 and 1997, the Company's research and development expenses were approximately $3,374,000 and $5,055,000, respectively.

                The Company's filament development and production operation is located at its facility in Eden Prairie, Minnesota. The filament formulation and manufacturing process is regarded by the Company as a trade secret, and the Company holds patent claims on filament usage in its products.

Intellectual Property

                The Company considers its proprietary technology to be important to the development, manufacture, and sale of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Scott Crump, the Company's President, was granted two U.S. Patents which cover many claims relating to various aspects of its products, FDM(R) technology and the associated modeling process. The term of one patent lasts until June 9, 2009, and the term of the other lasts until August 23, 2011. The patents have been assigned to the Company. In addition, other employees of the Company have assigned to the Company patents and patent applications for other rapid prototyping process and apparatus associated with the FDM(R) process. As part of its purchase of rapid prototyping technology assets from IBM, the Company was also assigned the rights and title to three patents developed by IBM, which cover the Genisys(R) system and which the Company believes will further augment its own product lines. The Company recorded these patents domestically and is in the process of recording them in certain foreign countries. The terms of these patents extend until June 7, 2005, April 12, 2011, and May 17, 2011, respectively. In total, the Company currently owns eleven primary U.S. patents.

                Corresponding patent applications covering the same claims that are contained in the Company's issued patents have been initiated in various foreign countries, including Japan and the European Community. Other patent applications have also been filed, including the patent applications assigned to the Company by IBM. The Company has registered several trademarks, including "Stratasys, Inc.," "3D Modeler," "QuickSlice," "3D Plotter," "3D Visualizer", "FDM", "Genisys", "AutoGen", "FDMM", "FDC", and "BMD". Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have been filed in Japan and the European Community.

Competition

                The Company competes in a marketplace that is still dominated by conventional methods of model-making and prototype development, which are primarily performed by machinists and engineers working from blueprints or CAD files and using machining or by-hand methods. The Company believes that there is currently no other commercial producer of three-dimensional modeling devices that uses a single-step, non-toxic technology similar to the Company's FDM(R) and Genisys(R) technologies. All other rapid prototyping or 3D printing systems involve an additional post-processing step, such as curing the part after construction of the model or prototype. The Company's FDM(R) and Genisys(R) technologies do not rely on the laser or light technology used by many other commercial manufacturers in the rapid prototyping industry.

                A number of different technologies are employed in rapid prototyping devices marketed by the Company's competitors. Stereolithography is used in the products of 3D Systems, D-MEC, Mitsui and Teijin Seiki Co. 3D Systems, in which Ciba-Geigy has a substantial interest, introduced the first rapid prototyping product. The Company believes that 3D Systems accounts for approximately 32% of sales of rapid prototyping units to date. DTM Corporation produces machines that use lasers to sinter or harden powdered material. Helisys, Inc. utilizes lasers to cut and laminate sheets of materials, such as paper. The Company believes that its FDM(R) technology has important advantages over the products of these companies, including the ability to be used in an office environment, the availability of multiple modeling materials and a one-step process. Sanders Prototype, Inc. ("Sanders"), 3D Systems, and Z-Corp have developed prototyping systems which use ink-jet technology to deposit wax material layer by layer which can be used in an office environment. A smoothing or milling process is required between each deposited layer to maintain accuracy in these processes. Certain of the Company's competitors have greater financial and marketing resources than the Company.

                According to a March 1998 report by Wohlers Associates, Inc., the Company was the second largest rapid prototyping vendor in the world in terms of both revenue and units shipped in 1997.

Employees

                As of March 13, 1998, the Company had 166 full-time employees and 17 subcontractors or temporary employees. While the Company has separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and the Company has not experienced a work stoppage. The Company believes its employee relations are good.

Governmental Regulation

            GENERAL

                The Company is subject to various local, state and federal laws and regulations that affect businesses generally, including regulations promulgated by federal and state environmental and health agencies, the Federal Occupational Safety and Health Administration and laws pertaining to the hiring, treatment, safety and discharge of employees.

            FDA REGULATION

                The FDA has the authority to regulate the preclinical and clinical testing, manufacture, labeling, distribution, and promotion of the Company's MedModeler as a Class II medical device under the Federal Food, Drug, and Cosmetic Act of 1976, as amended. Before a new device can be introduced into the market, the manufacturer must generally obtain prior FDA permission to market it through either clearance of a 510(k) notification to the FDA or approval of a pre-market ("PMA") application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for PMA's. After a device receives 510(k) clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or would constitute a major change in the intended use of the device, will require a new 510(k) submission.

                 In November 1997, the Company announced the FDA granted the MedModeler 510(k) clearance. The Company has subsequently made modifications to the MedModeler, which it believes do not require the submission of new 510(k) notifications. There can be no assurance, however, that the FDA would agree with the determination by the Company not to submit, or would not require the Company to submit, a new 510(k) notification for any of these changes. If the FDA requires the Company to submit a new 510(k) notification for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notification is cleared by the FDA.

                The MedModeler and any other medical devices manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA. The Company's manufacturing facility will be subject to inspection by the FDA to assure compliance with its Quality System Regulation ("QSR"), which imposes testing, control, documentation and other quality assurance procedures. In addition, the Company will be subject to other regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, Medical Device Reporting ("MDR") regulations (which require that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. In addition, Class II devices can be subject to additional special controls that do not apply to Class I devices, such as performance standards, postmarket surveillance, patient registries, and FDA guidelines. Failure to comply with applicable requirements could result in FDA enforcement action, including, among other things, fines, injunctions, civil penalties, recall or seizure of the products, refusal to grant pre-market clearances or approvals, withdrawal of marketing approvals and criminal prosecution. Although the Company believes that any such enforcement action would not have a material adverse effect on the Company's ability to market its products other than as medical devices, any such enforcement action could have a material adverse effect on its ability to market the MedModeler.

                 The MedModeler may be subject in certain instances to regulation by foreign regulatory authorities to the extent that the Company seeks to market it outside the United States.


ITEM 2.         PROPERTIES.

                The Company's executive offices and production facilities presently occupy approximately 87,156 square feet in two adjacent buildings in Eden Prairie, Minnesota, near Minneapolis. The Company occupies a 27,756 square foot facility under a lease that expires on July 31, 1999. In October 1996, the Company leased an additional 59,400 square feet of office and production space in a building adjacent to its original Eden Prairie premises under a lease expiring in October 1999. Approximately 40% of the new premises will be sublet until needed by the Company. The Minnesota facilities are used for machine assembly and filament production, as well as sales, administration and operations. The current monthly rent for the premises occupied by the Company total approximately $35,797. The Company does not require a large space for production because it assembles its devices from sub-assemblies manufactured by outside vendors.

                Additional research and development was performed at the Company's facility in Hawthorne, New York, which occupied approximately 5,710 square feet of space. The Company occupied these premises under a lease that expired on January 25, 1998, at a monthly rent of $5,353. In the third quarter of 1997, the Company surrendered the lease on this location and closed the facility.

                The Company opened two regional sales offices in 1997. In June 1997, the Company entered into a three year lease to occupy 1,912 square feet of space in Southfield, Michigan, a suburb of Detroit. This lease expires in May 2000, with monthly rent of approximately $3,019. In September 1997, the Company entered into a three year lease to occupy 2,504 square feet of space in Ontario, California. The lease expires in May 2000, with base monthly rent of approximately $3,005. The Company is also responsible for real estate taxes, insurance, utilities, trash removal and maintenance expenses at all of these premises.


ITEM 3.         LEGAL PROCEEDINGS.

                The Company is not a party to any pending legal or administrative proceeding, and its property is not subject to any such proceeding, other than actions arising in the ordinary course of the Company's business, which the Company believes are not material.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

                No matter was submitted to a vote of Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.


                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

                The Common Stock of the Company is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System National Market ("Nasdaq") under the symbol SSYS and is traded on The Pacific Stock Exchange Incorporated under the symbol SAS.

                The following table sets forth the high and low closing bid prices of the Company's Common Stock for each quarter from January 1, 1996 through the fiscal year ended December 31, 1997.

                                              High                Low
                                              ----                ---

Fiscal Year Ended December 31, 1997               Bid Prices ($)
-----------------------------------               --------------

January 1, 1997 - March 31, 1997              23.00              16.625
April 1, 1997 - June 30, 1997                 25.75              15.00
July 1, 1997 - September 30, 1997             18.00              13.00
October 1, 1997 - December 31, 1997           17.75              10.25


Fiscal Year Ended December 31, 1996
-----------------------------------

January 1, 1996 - March 31, 1996              23.375             16.375
April 1, 1996 - June 30, 1996                 20.75              15.875
July 1, 1996 - September 30, 1996             24.50              15.375
October 1, 1996 - December 31, 1996           23.00              14.125

                 There were approximately 171 stockholders of record of the Company's Common Stock as of March 13, 1998.

DIVIDENDS

                 The Company has not paid or declared any cash dividends to date and does not anticipate paying any in the foreseeable future. The Company intends to retain earnings, if any, to support the growth of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES

                On November 13, 1997, the Company closed the sale of 206,897 Units consisting of one share of the Company's Common Stock, $.01 par value ("Common Stock"), a one-year warrant to purchase one share of Common Stock at an exercise price of $14.50 (the "One-Year Warrant"), and a two-year warrant to purchase one share of Common Stock at an exercise price of $14.50 (the "Two-Year Warrant"), to one accredited investor for a purchase price of $14.50 per Unit. The One-Year Warrants and the Two-Year Warrants are immediately exercisable by the holders by cash payment of the exercise price. In connection with the investor's subscription for such Units, the Company granted an option, which expired on November 14, 1997, to purchase up to 148,148 Additional Units having an aggregate purchase price of $2,000,000 at a purchase price of $13.50 per Additional Unit. Each Additional Unit consisted of one share of Common Stock, a one-year warrant to purchase one share of Common Stock at an exercise price of $13.50 (the "Additional One-Year Warrant"), and a two-year warrant to purchase one share of Common Stock at an exercise price of $13.50 (the "Additional Two-Year Warrant"). The purchaser of the Units assigned its option to three affiliated accredited investors, which exercised the option prior to its expiration. The closing of the sale of the Additional Units occurred on November 20, 1997. On March 20, 1998, the Company agreed to exchange warrants to purchase 413,794 shares of Common Stock at an exercise price of $14.50 expiring on October 31, 2000 ("Substitute $14.50 Warrants"), for the One-Year Warrants and the Two-Year Warrants and to exchange Substitute Warrants to purchase 296,296 shares of Common Stock at an exercise price of $13.50 expiring on October 31, 2000 (the "Substitute $13.50 Warrants") for the Additional One-Year Warrants and the Additional Two -Year Warrants. In connection with such exchange, the holders of such warrants agreed not to request a registration of the shares purchased or the shares of Common Stock issuable under such warrants until after December 31, 1998, and not to sell any of the shares purchased until after that date. The Company relied upon Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and Section 4(2) of the Securities Act for the exemption from registration under the Securities Act in connection with the issuance of the shares of Common Stock, One-Year Warrants, Two-Year Warrants, the Additional One-Year Warrants, the Additional Two-Year Warrants, the Substitute $14.50 Warrants and the Substitute $13.50 Warrants.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

                The Company develops, manufactures, and markets a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, the Company's growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for the Company. The Company's current and future growth is largely dependent upon its ability to penetrate new markets, develop new applications, and develop and market new rapid prototyping devices that meet the needs of its current and prospective customers. New product developments will focus on various rapid prototyping devices, modeling materials, and software enhancements. The Company anticipates that in 1998, its primary business strategy will focus on expanding its international and domestic sales of its existing family of rapid prototyping devices, while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software. Growth through an appropriate acquisition may also occur, but the Company can give no assurance that any such acquisition will be consummated.

                 The Company introduced two major new products in 1997. In March 1997 the Company introduced the FDM(R) 2000, a Benchtop system that offers significant speed and performance enhancements over the Company's
FDM(R) 1650. The Company has continued to market the FDM(R) 1650 at a reduced price of $99,000, while the FDM(R) 2000 is priced at approximately $125,000. The Company also introduced the FDM(R)8000 in March 1997. This represented the Company's entrance into the large-envelope modeling market, previously not served by the Company. The FDM(R) 8000 offers the speed and performance enhancements offered by the FDM(R)2000, while offering large envelope modeling capabilities, and has a domestic list price of $200,000. The Company also announced the MedModeler in the latter part of 1997 and also introduced an elastomer modeling material. Continuing software enhancements and other enhancements to improve the performance of the systems, including new tip dimensionalities allowing for finer feature detail and surface finish on the model output, were also introduced during the year.

                Net sales of the Company's rapid prototyping devices, modeling materials, and maintenance have increased each year since 1990. Management expects, but cannot assure, that this trend will continue. The Company believes that it shipped more rapid prototyping units than any of its competitors in 1996, and that it recorded the second highest revenues and unit shipments in the industry in 1997. It can give no assurances, however, that this trend will continue. The Company's profitability declined in 1997 as compared with 1996, in spite of the 29.3% revenue growth and gross margins that improved from 65.6% of sales in 1996 to 67.3% in 1997. The Company significantly expanded its infrastructure and headcount in anticipation of higher revenues that were not realized in 1997. In early 1997, the Company moved its manufacturing and service organizations into a new, adjacent facility, incurring substantial leasehold and operating expense increases. Sales offices were opened in Michigan and California at various times during 1997. Preparation to open a European sales office was also initiated in the later part of 1997. The Company's headcount expanded from 143 employees at the end of 1996 to 177 employees at the end of 1997, with the majority of these additions occurring in the sales and engineering departments. Future profitability of the Company will be dependent upon the Company's ability to control its operating expenses while increasing revenues. The Company does not believe that meaningful improvements to its gross margins are achievable, and gross margins could possibly decline in the event that significant price competition emerges within the industry. While the Company believes that profitability will improve in 1998 as compared with 1997 as a result of operating expense control, it can give no assurance that these results will be realized.

                The Company believes that the rapid prototyping industry is growing at approximately 20-30% per year. It believes that there is a trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable market exists for concept or visualization 3D printers. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping needs. Certain market segments in the industry have not demonstrated pricing sensitivity. These segments are more interested in modeling envelope size, modeling material variety, throughput, and part quality, which should allow growth to continue for higher priced rapid prototyping systems addressing these needs.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

                The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statement of income.

                                                For the years ended December 31,

                                                    1997               1996

   Net sales                                       100.0%             100.0%
   Cost of sales                                    32.7%              34.4%
   Gross margin                                     67.3%              65.6%
   Selling, general, and administrative expenses    49.5%              41.4%
   Research & development expense                   17.1%              14.7%
   Operating income                                  0.7%               9.5%
   Other income                                      1.5%               2.4%
   Income before taxes                               2.2%              11.9%
   Income taxes (benefit)                            0.4%              (3.4%)
   Net income                                        1.7%              15.3%


NET SALES

                Net sales for the year ended December 31, 1997 were $29,636,370, compared with sales of $22,919,818 recorded for the year ended December 31, 1996. This represents an increase of $6,716,552, or 29.3%. This increase was due to the Company's successful introduction of the FDM(R) 2000 Benchtop and FDM(R) 8000 systems. Whereas sales of the FDM(R) 1650 continued, the Company saw the market for this product decline in favor of the faster, higher-priced FDM(R) 2000. Comparative revenue was negatively impacted by weak sales and returns of Genisys systems, which was impacted by performance and technical issues since the first quarter of 1997. Maintenance and materials revenue increased significantly in 1997 as compared with 1996. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with the ABS and other materials selection, and increased emphasis on the sale of maintenance contracts.

                The Company booked 260 orders for new systems in 1997. The Company sold 245 units in 1997, as compared with sales of 257 units recorded in 1996. Unit sales in 1997 included sales of all systems, including trade-in and upgrade systems, but excluded returns, substantially all of which were Genisys systems. As previously disclosed, Genisys was impacted by a number of technical issues, the most pronounced of which was a pump plugging condition that was ultimately determined to be caused by contaminated raw materials provided by outside vendors. Sales in 1997 of Genisys systems were significantly below the levels attained in 1996. Total FDM(R) unit sales, including trade-ins but excluding upgrades, increased by approximately 23% over 1996 FDM(R) unit sales. Total FDM(R) revenue in 1997 increased by approximately 49% over the level attained in 1996. Consumable and maintenance revenue increased by approximately 72% in 1997 as compared with 1996, and constituted the fastest growing component of the Company's revenue mix. The Benchtop systems (both the FDM(R) 1650 and FDM(R) 2000) continued to account for a majority of the Company's 1997 revenue, but significant revenue was also derived from FDM(R) 8000 system sales.

                Domestic sales accounted for approximately 57% of total revenue, down from approximately 61% recorded in 1996. In the United States, the eastern and central regions, including Detroit, recorded the most revenue, while the western region was weak. The western region was negatively impacted by delays in the hiring of additional salesmen. By the fourth quarter of 1997, the western region was fully staffed, with a newly established office in the southern California area. Europe accounted for approximately 20% of total revenue in 1997, and was the Company's strongest international region. However, total revenues as a percentage of sales declined from 26% of total revenue recorded in 1996.

The Company's combined Asia-Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 20% of total revenue, up from the 9.5% attained in 1996. The Company believes that 1998 sales into the East Asian countries that have been most impacted by the recent currency and economic turbulence will be weak. These countries include Korea, Indonesia, and Malaysia.

GROSS PROFIT

                Gross profits improved to $19,939,905, or 67.3% of sales, in the year ended December 31, 1997, compared with $15,031,302, or 65.6% of sales, in the year ended December 31, 1996, an improvement of $4,908,603, or 32.7%. Gross profits increased due to the higher average selling price of the FDM(R) 2000 and FDM(R) 8000 systems in 1997, and were negatively impacted by higher manufacturing overhead costs associated with the expansion of the Company's manufacturing facility.

OPERATING EXPENSES

                Selling, general and administrative ("SG&A") expenses increased to $14,676,175 for the year ended December 31, 1997, from $9,485,519 for the year ended December 31, 1996. This represents an increase of $5,190,656, or 54.7%. Personnel expenses, commissions, facility expenses and sales-related travel expenses accounted for much of the increase in 1997.

                Research and development ("R&D") expenses increased to $5,054,767 for the year ended December 31, 1997 from $3,374,039 for the year ended December 31, 1996. The increase in 1997 over 1996 amounted to $1,680,728, or 49.8% Payroll-related expenses and significantly reduced software capitalization accounted for much of the increase to R&D expenses in 1997.

                The Company's operating income for the year ended December 31, 1997 declined to $208,863 from $2,171,744 the year ended December 31, 1997.

OTHER INCOME

                Other income and expense netted to $435,293 in 1997. Interest income amounted to $496,813, a decrease of $88,703 compared with 1996. This was due to a lower average balance of cash and marketable securities. Interest expense increased by $22,284 to $61,250 in 1997 as the Company increased its acquisition of equipment under capitalized leases.

NET INCOME

                Net income for 1997 amounted to $514,833 compared with $3,503,024 in 1996. The 1996 period benefited from a tax benefit of $785,000 resulting in an effective tax rate of (28.9%) as compared with income tax expense of $129,423, for an effective income tax rate for 1997 of 20%.

LIQUIDITY AND CAPITAL RESOURCES

                Operating activities during 1997 used cash of $597,363, primarily reflecting increases in accounts receivable of $1,331,196, inventory of $2,843,140, and reductions in the Company's accounts payable and other current liabilities of $556,213. These changes resulted from the increased volume of business in 1997. This use of cash was partially offset by increases in unearned maintenance revenue of $1,344,226. In 1996 the Company used cash of $3,409,541 in its operating activities, principally as a result of increased accounts receivable and inventories of $8,178,145 and $1,699,176, respectively. The Company used $185,049 of cash in its 1997 investing activities, including $2,048,884 used for the acquisition of property and equipment, and $173,635 for payments for intangible assets. The Company netted $2,131,527 from proceeds from the sale of marketable securities in the same 1997 period. In the 1996 period the Company used $2,523,450 of cash in its investing activities, including $1,432,387 for the acquisition of property and equipment and $822,924 for payments for intangible assets. In 1997, the Company's financing activities provided net cash proceeds of $5,933,676, $6,166,806 of which resulted from proceeds from the sale of the Company's common stock. In 1996, financing activities provided net cash proceeds of $5,171,903, $5,350,492 of which was generated from the sale of the Company's common stock. The net increase in cash for the year ended December 31, 1997 amounted to $5,151,264 as compared with a net decrease of $761,088 for the comparable 1996 period. The Company's ending cash and cash equivalents balances as of December 31, 1997 and 1996 were $9,116,232 and $3,964,968, respectively.

                At December 31, 1997, the Company's cash, cash equivalents, and marketable securities balances totaled $13,557,612. These assets will be used by the Company for working capital purposes, for improvement to facilities, for new product development, tooling, and introduction, for acquisition of production equipment and computers, for increased selling and marketing activities, and for potential acquisitions. Management believes that the Company's revenue from operations, its current cash and cash equivalents balance, and the proceeds from the sale of short-term marketable securities should provide sufficient cash resources to finance its operations for at least 12 months.

                The Company has historically been unable to finance its growth from cash generated from operations. Furthermore, the Company's working capital requirements may significantly increase if an acquisition is consummated or if significant operating losses occur. No assurances can be given as to the adequacy of the Company's working capital to support the Company's operations following an acquisition or a period of losses. If the existing cash balances are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be able to raise additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

                As of December 31, 1997, the Company had gross accounts receivable of $12,180,515, less an allowance of $514,461 for returns and doubtful accounts. Historically, the Company's bad debt expense has been minimal. However, at December 31, 1997, large balances were concentrated with certain international distributors. While the Company can give no assurances, it believes that most, if not all, the accounts receivable balances will ultimately be collected. The Company has not experienced significant inventory adjustments, although it can give no assurances that future inventory adjustments caused by obsolescence, product design changes, declining sales, or other factors, will not occur.

                The Company's total current assets amounted to $31,993,494 at December 31, 1997, the majority of which consisted of cash, cash equivalents, marketable securities, inventory and accounts receivable. Total current liabilities amounted to $5,636,749, $2,426,270 of which was for unearned maintenance revenues. The Company's debt is minimal, consisting primarily of payments due under capital leases. The Company estimates that it will spend approximately $2,400,000 in 1998 for facility improvements, production and research and development equipment, computers and integrated software, and tooling. As of December 31, 1997, material commitments for inventory purchases from selected vendors for the ensuing nine month period ending September 30, 1998 will amount to approximately $1,035,000.

INFLATION

                Management believes that inflation has not had a material effect on the Company's operations or on its financial condition.

FOREIGN CURRENCY TRANSACTIONS

                Substantially all of the Company's transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in other countries may therefore reduce the demand for the Company's products by increasing the price of the Company's products in the currency of countries in which the local currency has declined in value.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

                All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by the Company to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, the ability of the Company to maintain its gross margins on these sales, and the plans and objectives of management to introduce new products, control expenses, improve profitability, and consummate acquisitions. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in its current product offering, including the Genisys rapid prototyping system that has been especially affected by technological problems, (2) will be able to maintain its gross margins on its present products, (3) will be able to control its operating expenses, especially its selling, general and administrative expenses and (4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell it products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing plans, capital expenditure budgets or other budgets, which may in turn affect the Company's results of operations. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, the Company may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since the Company frequently receives the majority of its orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of the Company's common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


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

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 14, 1998.


ITEM 10.        EXECUTIVE COMPENSATION.

                Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 14, 1998.


ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 14, 1998.


ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 14, 1998.


ITEM 13.        EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)             Exhibits

Exhibit No.        Description
-----------        -----------

3.1             Restated Certificate of Incorporation of the Company. (3)

3.2             Amendment to Certificate of Incorporation of the Company. (6)

3.3             By-Laws of the Company. (1)

4.1             Agent's Warrant issued to R.J. Steichen & Company dated November
                12, 1993. (1)

4.2             Agent's Warrant issued to R.J. Steichen & Company dated December
                13, 1993. (1)

4.3 Form of Common Stock purchase warrants issued by the Company dated as of November 12, 1993 and December 13, 1993. (1)

4.4 Form of Common Stock purchase warrant issued by the Company in its August 1995 private placement (2).

4.5 Form of 3-year Common Stock purchase warrants issued by the Company in its November 1995 offering under Regulation D and Regulation S. (5)

4.6 Form of 3-month Common Stock purchase warrants issued by the Company in its November 1995 offering under Regulation D and Regulation S. (5)

4.7 Form of Placement Agent's warrant issued by the Company in its November 1995 offering under Regulation D and Regulation S. (5)

4.8 Form of warrant issued to Sunrise Securities Corp. by the Company in connection with its November 1995 offering under Regulation D and Regulation S. (5)

4.9 Form of substitute warrant to purchase an aggregate of 413,794 shares of Common Stock at $14.50 per share expiring on October 31, 2000.

4.10 Form of substitute warrant to purchase an aggregate of 296,296 shares of Common Stock at $13.50 per share expiring on October 31, 2000.

10.1 Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990. (1)

10.2 Non-Competition Agreement between the Company and S. Lisa Crump, dated October 15, 1990. (1)

10.3            Employee Confidentiality Agreement between the Company and S.
                Scott Crump, dated October 15, 1990. (1)

10.4 Employee Confidentiality Agreement between the Company and Lisa Crump, dated October 15, 1990. (1)

10.5            Stratasys, Inc. Employee Stock Option Plan #1. (1)

10.6            Amended and Restated Stratasys, Inc. 1994 Stock Plan. (3)

10.7            Second Amended and Restated Stratasys, Inc. 1994-2 Stock Plan.
                (8)

10.8 Asset Purchase Agreement between the Company and IBM dated January 1, 1995. (4)

10.9 Equipment Lease Agreement between the Company and IBM dated January 1, 1995. (4)

10.10 Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects. (7)

10.11 Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects. (7)

10.12           Assignment, dated June 1, 1994, from S. Scott Crump, James W.
                Comb, William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling. (7)

10.13           Lease between the Company and Richard A. Burke, dated October
                14, 1996. (9)

21.1            Subsidiaries of the Company. (5)

23.1            Consent of Rothstein, Kass & Company, P.C.

27.1            Financial Data Schedule.

27.2 Financial Data Schedule with restated earnings per share in accordance with FAS No. 128 for the year ending December 31, 1996 and the quarters ending March 31, June 30 and September 30, 1996.

27.3 Financial Data Schedule with restated earnings per share in accordance with FAS No.128 for the quarters ending March 31, June 30 and September 30, 1997.

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

(7) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.

(8) Incorporated by reference from the Company's definitive Proxy Statement on Schedule 14A with respect to the Company's 1997 Annual Meeting of Stockholders.

(9) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1996.


(b)             Reports on Form 8-K

                No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997

STRATASYS, INC. AND SUBSIDIARIES


CONTENTS

================================================================================



INDEPENDENT AUDITORS' REPORT                                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS
     Balance Sheets                                                          F-3
     Statements of Income                                                    F-4
     Statements of Stockholders' Equity                                      F-5
     Statements of Cash Flows                                          F-6 - F-7
     Notes to Financial Statements                                    F-8 - F-20

INDEPENDENT AUDITORS' REPORT



Board of Directors
Stratasys, Inc.


We have audited the accompanying consolidated balance sheets of Stratasys, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratasys, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                             /s/ Rothstein, Kass & Company, P.C.
                                                 Rothstein, Kass & Company, P.C.


Roseland, New Jersey
February 3, 1998

STRATASYS, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

==============================================================================================================

DECEMBER 31,                                                                         1997             1996
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                 $   9,116,232     $   3,964,968
     Marketable securities                                                         4,441,380         6,572,907
     Accounts receivable, less allowance for returns and
      doubtful accounts of $514,461 in 1997 and $470,000
      in 1996                                                                     11,666,054        10,607,155
     Inventories                                                                   5,492,130         2,648,990
     Prepaid expenses                                                                226,698           344,101
     Deferred income taxes                                                         1,051,000           945,000
                                                                               -------------------------------
          Total current assets                                                    31,993,494        25,083,121
                                                                               -------------------------------
PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization                                                     3,445,265         2,184,165
                                                                               -------------------------------
OTHER ASSETS
     Intangible assets, less accumulated amortization                              3,376,038         4,119,857
     Sundry                                                                          169,633            75,576
                                                                               -------------------------------
                                                                                   3,545,671         4,195,433
                                                                               -------------------------------
                                                                               $  38,984,430     $  31,462,719
                                                                               ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Obligations under capital leases, current portion                         $     144,137     $     186,415
     Accounts payable and other current liabilities                                3,066,342         3,622,555
     Unearned maintenance revenues                                                 2,426,270         1,082,044
                                                                               -------------------------------
          Total current liabilities                                                5,636,749         4,891,014
                                                                               -------------------------------
DEFERRED INCOME TAXES                                                                124,000            71,000
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                               136,314            94,977
                                                                               -------------------------------
                                                                                     260,314           165,977
                                                                               -------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, authorized 15,000,000 shares, issued and outstanding 6,079,659 shares in 1997 and 5,517,309
      shares in 1996                                                                  60,797            55,173
     Capital in excess of par value                                               33,556,084        27,394,902
     Accumulated deficit                                                            (529,514)       (1,044,347)
                                                                               -------------------------------
          Total stockholders' equity                                              33,087,367        26,405,728
                                                                               -------------------------------

                                                                               $  38,984,430     $  31,462,719
                                                                               ===============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STRATASYS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME

================================================================================

YEARS ENDED DECEMBER 31,                             1997             1996
--------------------------------------------------------------------------------

SALES                                            $ 29,636,370     $ 22,919,818

COST OF SALES                                       9,696,465        7,888,516
                                                 -----------------------------

GROSS PROFIT                                       19,939,905       15,031,302
                                                 -----------------------------

COSTS AND EXPENSES
     Research and development                       5,054,767        3,374,039
     Selling, general and administrative           14,676,175        9,485,519
                                                 -----------------------------
                                                   19,730,942       12,859,558
                                                 -----------------------------

OPERATING INCOME                                      208,963        2,171,744
                                                 -----------------------------

OTHER INCOME (EXPENSE)
     Interest and other income                        496,813          585,516
     Interest expense                                 (61,520)         (39,236)
                                                 -----------------------------
                                                      435,293          546,280
                                                 -----------------------------

INCOME BEFORE INCOME TAXES                            644,256        2,718,024

NCOME TAXES (BENEFIT)                                 129,423         (785,000)
                                                 -----------------------------

NET INCOME                                       $    514,833     $  3,503,024
                                                 =============================

INCOME PER COMMON AND COMMON EQUIVALENT SHARE
 Basic                                           $        .09     $        .67
                                                 =============================

 Diluted                                         $        .09     $        .63
                                                 =============================


WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING
     Basic                                          5,726,339        5,191,002
                                                 =============================

     Diluted                                        6,016,381        5,585,417
                                                 =============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STRATASYS, INC.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

====================================================================================================================================

YEARS ENDED DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             CAPITAL IN
                                                PREFERRED STOCK           COMMON STOCK        EXCESS OF    ACCUMULATED
                                              SHARES       AMOUNT       SHARES     AMOUNT     PAR VALUE       DEFICIT      TOTAL
BALANCES, January 1, 1996                     264,000   $    2,640    4,233,876  $   42,339  $22,024,604   $(4,547,371)  $17,522,212

COMMON STOCK ISSUED UPON CONVERSION
 OF PREFERRED STOCK                          (264,000)      (2,640)     379,437       3,794       (1,154)

SALE OF COMMON STOCK, less related expenses                             901,996       9,020    5,341,472                   5,350,492

COMMON STOCK ISSUED AS COMPENSATION                                       2,000          20       29,980                      30,000

NET INCOME                                                                                                   3,503,024     3,503,024
                                            ----------------------------------------------------------------------------------------

BALANCES, December 31, 1996                      --           --      5,517,309      55,173   27,394,902    (1,044,347)   26,405,728

SALE OF COMMON STOCK, less related expenses                             562,350       5,624    6,161,182                   6,166,806

NET INCOME                                                                                                     514,833       514,833
                                            ----------------------------------------------------------------------------------------

BALANCES, December 31, 1997                      --     $     --      6,079,659  $   60,797  $33,556,084   $  (529,514)  $33,087,367
                                            ========================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STRATASYS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS

==============================================================================================

YEARS ENDED DECEMBER 31,                                              1997             1996
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $    514,833     $  3,503,024
   Adjustments to reconcile net income to
    net cash used in operating activities:
       Deferred income taxes                                          (53,000)        (874,000)
       Depreciation and amortization                                1,019,973          474,902
       Amortization of intangibles                                    917,454          614,027
       Allowance for sales returns                                     68,000           55,588
       Bad debts                                                      204,297          220,000
       Amortization of discounts on marketable securities                              (30,172)
       Common stock issued for services                                                 30,000
       Other                                                                             5,660
       Increase (decrease) in cash attributable to changes
        in assets and liabilities:
           Accounts receivable                                     (1,331,196)      (8,178,145)
           Inventories                                             (2,843,140)      (1,699,176)
           Prepaid expenses                                           117,403         (221,266)
           Accounts payable and other current liabilities            (556,213)       1,979,543
           Unearned maintenance revenues                            1,344,226          710,474
                                                                 -----------------------------

NET CASH USED IN OPERATING ACTIVITIES                                (597,363)      (3,409,541)
                                                                 -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of marketable securities                     35,166,222        1,307,198
   Acquisition of marketable securities                           (33,034,695)      (1,540,885)
   Acquisition of property and equipment                           (2,048,884)      (1,432,387)
   Payments for intangible assets                                    (173,635)        (822,924)
   Payments for sundry assets, net                                    (94,057)         (34,452)
                                                                 -----------------------------

NET CASH USED IN INVESTING ACTIVITIES                                (185,049)      (2,523,450)
                                                                 -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of obligations under capital leases                    (233,130)        (178,589)
   Proceeds from sale of common stock                               6,166,806        5,350,492
                                                                 -----------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           5,933,676        5,171,903
                                                                 -----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                5,151,264         (761,088)

CASH AND CASH EQUIVALENTS, beginning of year                        3,964,968        4,726,056
                                                                 -----------------------------

CASH AND CASH EQUIVALENTS, end of year                           $  9,116,232     $  3,964,968
                                                                 =============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STRATASYS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

YEARS ENDED DECEMBER 31,                             1997        1996
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION, cash paid during the year for:
   Interest                                        $     61,520    $     39,236
                                                   ============================

   Income taxes                                    $    202,495    $       --
                                                   ============================


SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES, machinery and equipment
 acquired under capital lease obligations          $    232,189    $    120,012
                                                   ============================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OPERATIONS

         Stratasys, Inc. and Subsidiaries (collectively the "Company") develops, manufactures and markets a family of rapid prototyping systems (RPS) and devices that permit engineers and designers to create physical models and prototypes, made of various materials, utilizing three dimensional Computer Aided Design ("3D CAD") files at a CAD workstation. The Company sells these devices worldwide.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Stratasys, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," approximates the carrying amounts presented in the consolidated balance sheet.

         CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include a U.S. Treasury note and money market account. As of December 31, 1997, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

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

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)


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

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization is computed using the straight line method over the estimated useful lives of the assets ranging from 3-5 years.

         INTANGIBLE ASSETS

         Intangible assets are being amortized over their estimated useful lives using the straight line method as follows:

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

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         UNEARNED MAINTENANCE REVENUES

         Maintenance revenues are amortized over the term of the related maintenance contracts, principally one year.

         REVENUE RECOGNITION

         The Company recognizes revenues from the sale of RPS machines when shipped. The Company has established warranty programs which enable customers to return a RPS machine. The Company establishes valuation allowances for estimated returns at the time of shipment. In addition, reserves for customer discounts are recorded when revenues are recognized.

         Software revenues are recorded based on Statement of Position 91-1 (SOP 91-1), "Software Revenue Recognition," which provides for recognizing revenues from software product sales when a non-cancelable license agreement has been signed, the product has been delivered, all significant obligations have been satisfied and collectibility of the receivable is reasonably certain. The Company sells its software as an integral part of the RPS machines.

         Service revenues, excluding maintenance contracts, are recognized at the time the services are performed.

         RESEARCH AND DEVELOPMENT COSTS

         Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred.

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         INCOME TAXES

         The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

         INCOME PER COMMON SHARE

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. Prior period income per share information has been restated as required by SFAS No. 128. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued (290,042 in 1997 and 394,415 in 1996) upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise.

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

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.       ACCOUNTS RECEIVABLE

         At December 31, 1997 and 1996, accounts receivable included balances due from foreign entities of approximately $5,732,000 and $3,711,000, respectively.


3.       INVENTORIES

         Inventories consist of the following at December 31:

                                   1997             1996

            Finished goods      $  2,318,013   $  1,295,803
            Work in process          276,366        264,259
            Raw materials          2,897,751      1,088,928
                                ---------------------------
                                $  5,492,130   $  2,648,990
                                ===========================


4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                     1997            1996

            Machinery and equipment             $  1,108,874    $    706,411
            Computer equipment and
             software                              1,813,069       1,061,312
            Office equipment                         460,456         235,572
            Leasehold improvements                   911,618         383,430
            Equipment under capital leases           851,950         635,155
                                                ----------------------------
                                                   5,145,967       3,021,880
            Accumulated depreciation
             and amortization (including
             $154,881 in 1997 and $218,597
             in 1996 under capital leases)         1,700,702         837,715
                                                ----------------------------
                                                $  3,445,265    $  2,184,165
                                                ============================

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


5.       INTANGIBLE ASSETS

         Intangible assets consist of the following at December 31:

                                                  1997            1996

            RPS Technology                  $  2,558,532   $  2,558,532
            Capitalized software
             development costs                 2,009,739      1,886,768
            Patents                              495,881        445,868
            Copyrights and licensed
             internal code                        56,856         56,856
            Other                                 17,488         16,837
                                            ---------------------------
                                               5,138,496      4,964,861
            Accumulated amortization           1,763,458        845,004
                                            ---------------------------
                                            $  3,376,037   $  4,119,857
                                            ===========================


         For the years ended December 31, 1997 and 1996, amortization for computer software development costs charged to operations was $639,219 and $339,960, respectively.

         Included in research and development costs for the years ended December 31, 1997 and 1996 are computer software development expenditures of $1,625,188 and $414,026, respectively.


6.       ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

         Accounts payable and other current liabilities consist of the following at December 31:

                                                  1997           1996

            Trade                            $  1,474,061   $  1,753,643
            Compensation and related
             benefits                             928,656      1,056,552
            Reserve for warranty expenses         225,425        362,912
            Other                                 438,200        449,448
                                             ---------------------------

                                             $  3,066,342   $  3,622,555
                                             ===========================

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


7.       OBLIGATIONS UNDER CAPITAL LEASES

         Aggregate minimum lease payments for obligations under capital leases in the years subsequent to December 31, 1997 are as follows:

            YEAR ENDING DECEMBER 31
                       1998                                 $   186,966
                       1999                                     115,430
                       2000                                      34,428
                                                            -----------
            Total minimum lease payments                        336,824
            Less amounts representing interest                   56,373
                                                            -----------
            Present value of minimum lease payments             280,451
            Less current portion                                144,137
                                                            -----------

                                                            $   136,314
                                                            ===========


8.       INCOME TAXES

         The tax effects of principal temporary differences are shown in the following table at December 31:

                                                        1997            1996

            Net operating loss
             carryforwards                         $     54,000   $    142,000
            Depreciation                               (116,000)      (139,000)
            Amortization                                 (8,000)        68,000
            Allowance for doubtful accounts             188,000        142,000
            Reserve for warranty expenses                92,000        147,000
            Reserve for sales returns, net               21,000         24,000
            Federal minimum tax credit
             carryforwards                               74,000         14,000
            Research and development tax
             credit carryforwards                       622,000        476,000
                                                   ---------------------------

                                                   $    927,000   $    874,000
                                                   ===========================

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


8.       INCOME TAXES (CONTINUED)

         At December 31, 1997, the Company had state net operating loss carryforwards of approximately $824,000, which can be utilized against future taxable income and expire in various years through 2009.

         At December 31, 1997, the Company had research and development tax credit carryforwards of approximately $622,000, which can be utilized against future federal income tax and expire in various years through 2017.

         The components of income taxes (benefit) for the years ended December 31, 1997 and 1996 are as follows:

                                              1997               1996

            FEDERAL
             Current                     $    175,423     $          -
             Deferred                        (102,000)         (699,000)
                                         ------------------------------
                                               73,423          (699,000)
                                         ------------------------------

            STATE AND OTHER
              Current                           7,000            82,000
              Deferred                         49,000          (168,000)
                                         ------------------------------
                                               56,000           (86,000)
                                         ------------------------------

                                         $    129,423     $    (785,000)
                                         ==============================

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


8.       INCOME TAXES (CONTINUED)

         A reconciliation of income tax expense to the federal statutory rate is as follows for the years ended December 31:

                                                       1997              1996

            Federal statutory rate                     34.0 %           34.0 %

            Foreign sales corporation exclusion        (2.7)

            Loss of foreign subsidiary                  9.0

            State income tax                            0.7              2.0

            Change in valuation allowance                              (66.7)

            Permanent differences and other             3.4              1.8

            Utilization of research and
              development credit                      (24.4)
                                                    ----------------------------

            Effective income tax rate                  20.0 %          (28.9)%
                                                    ============================


9.       COMMITMENTS AND CONTINGENCIES

         The Company leases its facilities under leases which expire through 2000.

         Aggregate future minimum annual rental payments are as follows:

            YEAR ENDING DECEMBER 31,         1998           1999         2000

              Minimum rentals            $  674,658     $  482,062    $  51,952
              Less: sublease payments       (84,000)       (84,000)
                                         --------------------------------------

              Net rental payments        $  590,658     $  398,062    $  51,952
                                         ======================================


         Rent expense for the years ended December 31, 1997 and 1996 was approximately $800,000 and $364,000, respectively.

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


10.      PREFERRED STOCK

         On January 1, 1996, the holder of the preferred stock converted all 264,000 shares of the Company's preferred stock into 379,437 shares of the Company's common stock.


11.      COMMON STOCK

         In 1996, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock to 15,000,000.

         During 1996, the Company issued 2,000 shares of common stock as compensation to the Chief Operating Officer of the Company and charged operations for $30,000.

         During 1997 and 1996, stock options to purchase 200,298 and 240,353 shares, respectively, of the Company's common stock were exercised with proceeds to the Company of approximately $1,156,000 and $1,198,000, respectively. In addition during 1997 and 1996, warrants to purchase 7,007 and 662,643 shares of the Company's common stock were exercised with net proceeds to the Company of approximately $31,000 and $4,153,000, respectively.


12.      STOCK OPTIONS AND WARRANTS

         The Company has established three employee stock option plans, the Stratasys, Inc. Employee Stock Option Plan #1 (Plan 1), Stratasys, Inc. 1994 Stock Plan (Plan 2) and Stratasys, Inc. 1994 -2 Stock Plan (Plan
         3). The three plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants and other persons to purchase 1,300,000 shares of common stock.

         All the options under Plan 1 have been granted and the plan expires April 19, 2001. Under Plan 2, 177,042 options have been granted. Since the adoption of Plan 3, options to purchase an aggregate of 1,019,428 shares of common stock have been granted. All options under the above plans are granted at a price not less than the fair market value of the Company's common stock at dates of grant and are exercisable over five years.

         During 1997, the Company granted non-qualified stock options to purchase 206,897 shares of common stock at an exercise price of $13.50 per share. These options are immediately exercisable and expire one year from the date of issue. The option price per share for all grants were not less then the market price of the Company's common stock at the date of grant.

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


12.      STOCK OPTIONS AND WARRANTS (CONTINUED)

         The following summarizes the information relating to outstanding stock options and the activity during 1997 and 1996:

                                                                        WEIGHTED
                                          NUMBER                        AVERAGE
                                            OF          PER SHARE       EXERCISE
                                          SHARES       OPTION PRICE      PRICE

            Shares under option
             at January 1, 1996          733,902     $1.59 -  $20.69    $ 11.39
            Granted in 1996              314,414     15.56 -   23.13      17.53
            Exercised in 1996           (240,353)     1.59 -    6.00       5.27
            Forfeited in 1996            (75,064)     5.25 -   23.13      18.25
                                       ----------------------------------------

            Shares under option
             at December 31, 1996        732,899      1.59 -   21.44      10.15
            Granted in 1997              845,471     10.94 -   23.75      14.97
            Exercised in 1997           (200,298)     1.59 -   16.63       9.18
            Forfeited in 1997           (300,274)     5.38 -   16.62      12.73
                                       ----------------------------------------

            Shares under option
             at December 31, 1997      1,077,798     $1.59 -  $23.75    $ 14.09
                                       ========================================

            Shares exercisable at
             December 31, 1997           516,286     $1.59 -  $23.75    $ 11.89
                                       ========================================

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


12.      STOCK OPTIONS AND WARRANTS (CONTINUED)

         The Company, as part of sales of common stock and other agreements, has issued warrants to purchase the Company's common stock. The following summarizes the information relating to outstanding warrants and the activity during 1997 and 1996:

                                                                       WEIGHTED
                                        NUMBER                         AVERAGE
                                        OF            PER SHARE        EXERCISE
                                        SHARES      WARRANT PRICE       PRICE

            Shares under warrants
             at January 1, 1996        899,048    $ 3.00  -  $21.00    $  8.86

            Granted in 1996             13,000     18.50  -   18.50      18.50

            Exercised in 1996         (661,643)     3.00  -   18.00       6.36
                                       ---------------------------------------

            Shares under warrants
             at December 31, 1996      250,405      5.80  -   21.00      15.95

            Granted in 1997            710,090     13.50  -   14.50      14.08

            Exercised in 1997           (7,007)     5.80                  5.80
                                       ---------------------------------------

            Shares under warrants
             at December 31, 1997      953,488    $ 5.80  -  $21.00    $ 14.60
                                       =======================================

            Shares exercisable at
             December 31, 1997         953,488    $ 5.80  -  $21.00    $ 14.60
                                       =======================================


         The warrants outstanding at December 31, 1997 expire between July 1998 and March 2001.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, " Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's three stock option plans and stock purchase warrants.

STRATASYS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================




12.      STOCK OPTIONS AND WARRANTS (CONTINUED)

         Had compensation cost for the Company's three stock option plans and stock purchase warrants been determined based on the fair value at the grant date of awards in 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1997           1996

            Net Income - as reported                  $  514,833    $  3,503,024
            Net income (loss) - pro forma               (271,113)      2,865,041
            Diluted earnings per share - as reported         .09             .63
            Diluted earnings (loss) per share -
             pro forma                                      (.05)            .51


13.      EXPORT SALES

         Export sales were as follows for the years ended December 31:

                                                        1997            1996

             Europe                                $  5,735,000    $  5,916,000
             Asia                                     6,057,000       2,180,000
             Other                                      847,000         769,000
                                                   ----------------------------

                                                   $ 12,639,000    $  8,865,000
                                                   ============================


14.      QUARTERLY RESULTS (UNAUDITED)

                                                         THREE MONTHS ENDED
                                       MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
            1997
              Net sales             $   5,208,527  $   6,965,334  $   7,345,471  $  10,117,038
              Gross profit              3,445,164      4,651,832      4,559,308      7,283,601
              Net income (loss)          (404,414)       (82,884)        50,763        951,368
              Income (loss) per
               common share:
                 Basic                       (.07)          (.01)           .01            .16
                 Dilutive                    (.07)          (.01)           .01            .16

            1996
              Net sales             $   2,752,465  $   5,316,879  $   4,402,436  $  10,448,038
              Gross profit              1,844,062      3,446,578      2,905,016      6,835,646
              Net income                   10,163        572,911         63,847      2,856,103
              Income per common
               share:
                 Basic                         -             .11            .01            .52
                 Dilutive                      -             .10            .01            .52

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 26, 1998

                                         STRATASYS, INC.

                                         By: /s/ S. Scott Crump
                                             -------------------------
                                             S. Scott Crump, President


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ S. Scott Crump                  Chairman of the Board of Directors,         March  26, 1998
------------------------------      President, Chief Executive Officer,
S. Scott Crump                      Treasurer, (Principal Executive Officer)



 /s/ Thomas W. Stenoien             Chief Financial Officer                     March 26, 1998
 -------------------------          (Principal Financial Officer)
Thomas W. Stenoien



/s/ Ralph E. Crump                  Director                                    March 26, 1998
-----------------------------
Ralph E. Crump



/s/ Clifford H. Schwieter           Director                                    March 26, 1998
---------------------------
Clifford H. Schwieter



/s/ Arnold J. Wasserman             Director                                    March 26, 1998
-------------------------
Arnold J. Wasserman



/s/ Gregory L. Wilson               Director                                    March 26, 1998
---------------------------
Gregory L. Wilson


EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------

3.1             Restated Certificate of Incorporation of the Company. (3)


3.2             Amendment to Certificate of Incorporation of the Company. (6)


3.3             By-Laws of the Company. (1)


4.1             Agent's Warrant issued to R.J. Steichen & Company dated November
                12, 1993. (1)


4.2             Agent's Warrant issued to R.J. Steichen & Company dated December
                13, 1993. (1)


4.3 Form of Common Stock purchase warrants issued by the Company dated as of November 12, 1993 and December 13, 1993. (1)


4.4 Form of Common Stock purchase warrant issued by the Company in its August 1995 private placement (2).


4.5 Form of 3-year Common Stock purchase warrants issued by the Company in its November 1995 offering under Regulation D and Regulation S. (5)


4.6 Form of 3-month Common Stock purchase warrants issued by the Company in its November 1995 offering under Regulation D and Regulation S. (5)


4.7 Form of Placement Agent's warrant issued by the Company in its November 1995 offering under Regulation D and Regulation S. (5)


4.8 Form of warrant issued to Sunrise Securities Corp. by the Company in connection with its November 1995 offering under Regulation D and Regulation S. (5)


4.9 Form of substitute warrant to purchase an aggregate of 413,794 shares of Common Stock at $14.50 per share expiring on October 31, 2000.


4.10 Form of substitute warrant to purchase an aggregate of 296,296 shares of Common Stock at $13.50 per share expiring on October 31, 2000.

10.1 Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990. (1)


10.2 Non-Competition Agreement between the Company and S. Lisa Crump, dated October 15, 1990. (1)


10.3            Employee Confidentiality Agreement between the Company and S.
                Scott Crump, dated October 15, 1990. (1)


10.4 Employee Confidentiality Agreement between the Company and Lisa Crump, dated October 15, 1990. (1)


10.5            Stratasys, Inc. Employee Stock Option Plan #1. (1)


10.6            Amended and Restated Stratasys, Inc. 1994 Stock Plan. (3)


10.7            Second Amended and Restated Stratasys, Inc. 1994-2 Stock Plan.
                (8)


10.8 Asset Purchase Agreement between the Company and IBM dated January 1, 1995. (4)


10.9 Equipment Lease Agreement between the Company and IBM dated January 1, 1995. (4)


10.10 Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects. (7)


10.11 Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects. (7)


10.12           Assignment, dated June 1, 1994, from S. Scott Crump, James W.
                Comb, William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling. (7)


10.13           Lease between the Company and Richard A. Burke, dated October
                14, 1996. (9)

21.1            Subsidiaries of the Company. (5)


23.1            Consent of Rothstein, Kass & Company, P.C.


27.1            Financial Data Schedule.


27.2 Financial Data Schedule with restated earnings per share in accordance with FAS No. 128 for the year ending December 31, 1996 and the quarters ending March 31, June 30 and September 30, 1996.


27.3 Financial Data Schedule with restated earnings per share in accordance with FAS No.128 for the quarters ending March 31, June 30 and September 30, 1997.


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


(7) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.


(8) Incorporated by reference from the Company's definitive Proxy Statement on Schedule 14A with respect to the Company's 1997 Annual Meeting of Stockholders.


(9) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1996.