Form 10QSB
period 1998-03-31
STRATASYS INC
filed 1998-05-13
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1998

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

Yes [X]  No [ ]

         As of May 6, 1998, the Issuer had 6,080,146 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                STRATASYS, INC.


                                     Index


                                                                           Page

Part I.  Financial Information

Item 1.        Financial Statements .........................................1

               Balance Sheets as at March 31, 1998 and December 31, 1997.....1

               Statements of Operations for the three months ended March 31,
               1998 and 1997.................................................2

               Statements of Cash Flows for the three months ended
               March 31, 1998 and 1997.......................................3

               Notes to Financial Statements.................................4

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................5

Part II.       Other Information

Item 6.        Exhibits and Reports on Form 8-K..............................9

Signatures...................................................................10



                                      (i)

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                    MARCH 31,          DECEMBER 31,
                                                                      1998                1997
                                                                  (UNAUDITED)           (AUDITED)
                                                                  -----------           ---------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    $ 11,116,852        $  9,116,232
    Marketable Securities                                           4,442,633           4,441,380
    Accounts receivable, less allowance for doubtful
       accounts of $562,826 in 1998 and $514,461 in 1997            8,497,527          11,666,054
    Inventories                                                     6,261,962           5,492,130
    Prepaid expenses                                                  580,239             226,698
    Deferred taxes                                                  1,044,661           1,051,000
                                                                    ---------           ---------
        Total current assets                                       31,943,874          31,993,494
                                                                   ----------          ----------

MACHINERY AND EQUIPMENT, less accumulated depreciation
     of $2,013,082 in 1998 and $1,700,702 in 1997                   3,500,517           3,445,265
                                                                    ---------           ---------

OTHER ASSETS
    Intangible assets, less accumulated amortization                3,231,382           3,376,038
    Sundry                                                            170,033             169,633
                                                                      -------             -------
                                                                    3,401,415           3,545,671
                                                                    ---------           ---------

                                                                 $ 38,845,806        $ 38,984,430
                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion             123,153             144,137
    Accounts payable and other current liabilities                  3,051,574           3,066,342
    Unearned maintenance revenue                                    2,319,091           2,426,270
                                                                    ---------           ---------
        Total current liabilities                                   5,493,818           5,636,749
                                                                    ---------           ---------

DEFERRED TAXES                                                        124,000             124,000

OBLIGATIONS UNDER CAPITALIZED LEASES, less current portion            105,958             136,314
                                                                      -------             -------
                                                                      229,958             260,314
                                                                      -------             -------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
     shares,  issued and outstanding 6,080,146 shares
     in 1998 and 6,079,659 shares in 1997                              60,797              60,797
   Capital in excess of par value                                  33,578,975          33,556,084
   Accumulated deficit                                               (517,742)           (529,514)
                                                                     --------            --------
        Total Stockholders' Equity                                 33,122,030          33,087,367
                                                                   ----------          ----------

                                                                 $ 38,845,806        $ 38,984,430
                                                                 ============        ============


See notes to financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   1998                1997
                                               (UNAUDITED)         (UNAUDITED)
                                               -----------         -----------

SALES                                          $ 7,007,672        $ 5,208,527

COST OF GOODS SOLD                               2,375,847          1,763,363
                                                 ---------          ---------

GROSS PROFIT                                     4,631,825          3,445,164

COSTS AND EXPENSES
     Research and development                    1,275,171          1,114,225
     Selling, general and administrative         3,505,875          3,020,803
                                                 ---------          ---------
                                                 4,781,046          4,135,028
                                                 ---------          ---------

OPERATING INCOME (LOSS)                           (149,221)          (689,864)
                                                  --------           --------

OTHER INCOME (EXPENSE)
     Interest income                               180,955             88,725
     Interest expense                              (13,623)           (10,275)
                                                   -------            -------
                                                   167,332             78,450
                                                   -------             ------

 INCOME (LOSS) BEFORE INCOME TAXES                  18,111           (611,414)

 INCOME TAXES (CREDIT)                               6,339           (207,000)
                                                     -----           --------

 NET INCOME (LOSS)                             $    11,772        $  (404,414)
                                               -----------        -----------

EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
        Basic                                  $      --          $     (0.07)
                                               ===========        ===========
        Diluted                                $      --          $     (0.07)
                                               ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
        Basic                                    6,080,146          5,585,583
                                                 =========          =========
        Diluted                                  6,177,739          5,585,583
                                                 =========          =========


See notes to financial statements.

STRATASYS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                     1998                 1997
                                                                                  (UNAUDITED)          (UNAUDITED)
                                                                                  -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $     11,772        $  (404,414)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Deferred taxes                                                                  6,339           (207,000)
        Depreciation and amortization                                                 313,124            155,900
        Amortization of intangibles and other assets                                  234,882            226,537
        Bad debts                                                                      20,000             25,000
        Allowance for sales returns                                                    60,000
        Loss on disposal of asset                                                       4,435
        Increase (decrease) in cash attributes to
          changes in assets and liabilities:
            Accounts receivable                                                     3,088,527          2,108,613
            Inventory                                                                (769,832)        (2,012,504)
            Prepaid expenses                                                         (353,541)            20,462
            Other assets                                                                 (400)              --
            Accounts payable and other current liabilities                            (14,768)          (126,300)
            Unearned maintenance revenue                                             (107,179)           167,785
                                                                                     --------            -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 2,493,359            (45,921)
                                                                                    ---------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities, net                                              (1,253)          (774,845)
  Acquisition of machinery and equipment                                             (372,811)          (595,038)
  Payments for intangible assets                                                      (90,226)           (49,123)
                                                                                      -------            -------

NET CASH USED IN INVESTING ACTIVITIES                                                (464,290)        (1,419,006)
                                                                                     --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                                  (51,340)           (40,304)
  Proceeds from the sale of common stock                                               22,891            631,622
                                                                                       ------            -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (28,449)           591,318
                                                                                      -------            -------

NET INCREASE (DECREASE) IN CASH                                                     2,000,620           (873,609)

CASH AND CASH EQUIVALENTS, beginning of period                                      9,116,232          3,964,968
                                                                                    ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                                         $ 11,116,852        $ 3,091,359
                                                                                 ------------        -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
    cash paid during the period for interest                                     $     13,623        $    10,275
                                                                                 ------------        -----------

SUPPLEMENTAL SCHEDULES OF  NONCASH INVESTING
 AND FINANCING ACTIVITIES:

Machinery and equipment acquired under
     capital lease obligations                                                   $       --          $    50,150
                                                                                 ------------        -----------



See notes to financial statements.

Notes to Financial Statements

          Note 1 -- Basis of Presentation

          The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1997, filed as part of the Company's Annual Report on Form 10-KSB for such year.

          Note 2 -- Common Stock

          In the three months ended March 31, 1998, the Company received net proceeds of approximately $22,891 from the exercise of options.

          Note 3 -- Inventory

          Inventories consisted of the following at March 31 and December 31, respectively:

                                   1998             1997
          Finished goods        $3,445,787       $2,318,013
          Work in process          303,193          276,366
          Raw materials          2,512,982        2,897,751
                                ----------       ----------
                                $6,261,963       $5,492,130

          Note 4 -- Material Commitment

          The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be used over the remainder of 1998 and into early 1999. These commitments amount to approximately $2,100,000 and contain non-cancellation clauses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        The Company develops, manufactures, and markets a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, the Company's growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for the Company. The Company's current and future growth is largely dependent upon its ability to penetrate new markets, develop new applications, and develop and market new rapid prototyping devices that meet the needs of its current and prospective customers. New product developments will focus on various rapid prototyping devices, modeling materials, and software enhancements. The Company anticipates that in 1998 its primary business strategy will be on the expansion of its international and domestic sales of its existing family of rapid prototyping devices while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software. Growth through appropriate acquisitions may also occur, but the Company can give no assurance that any such acquisitions will be consummated.

        The Company introduced one major new product, the FDM(R) Quantum, in February 1998. The Quantum incorporates a new technology called the MagnaDrive(TM) system. This high-speed system offers frictionless movement of its extrusion head, which floats on a bed of air while being controlled through a precise electro-magnetic device. The Quantum offers a large-build envelope combined with throughput improvements that offer faster model build times. The price of the Quantum is between $325,000 and $400,000, depending upon options. The Company has continued to market the FDM(R) 8000, its first large envelope system, at a price of approximately $200,000, depending upon options. Continuing software, materials and hardware enhancements to improve the performance and throughput of the Company's systems have also been introduced in 1998.

        Net sales of the Company's rapid prototyping devices, modeling materials, and maintenance have increased each year since 1990. Management expects, but cannot assure, that this trend will continue. The Company believes that rapid prototyping industry revenues are growing at approximately 20-30% per year and that the industry's unit growth is approximately 30% to 40% per year. It believes that there is a trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable market exists for concept or visualization 3D printers. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping needs. Certain market segments in the industry have not demonstrated pricing sensitivity. These segments are more interested in modeling envelope size, modeling material variety, throughput, and part quality, which should allow growth to continue for higher priced rapid prototyping systems addressing these needs.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED WITH THE QUARTER ENDED MARCH 31, 1997

          The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statement of income.

                                              For the quarter ended March 31,

                                                   1998           1997
          Net sales                               100.0%         100.0%
          Cost of Sales                            33.9%          33.9%
          Gross Margin                             66.1%          66.1%
          Selling, general and administrative
               expenses                            50.0%          58.0%
          Research & development expense           18.2%          21.4%
          Operating income (loss)                  (2.1%)        (13.2%)
          Other income                              2.4%           1.5%
          Income (loss) before taxes                0.3%         (11.7%)
          Income taxes (benefit)                    0.1%          (4.0%)
          Net income                                0.2%          (7.8%)

NET SALES

          Net sales for the quarter ended March 31, 1998 were $7,007,672, compared with sales of $5,208,527 recorded for the quarter ended March 31, 1997. This represents an increase of $1,799,145, or 34.5%. This increase was due to the Company's successful introduction of the FDM(R) Quantum and to strong sales of the Company's FDM(R)8000 and Genisys systems, used systems sales, system upgrades, maintenance contracts, and consumables. Consumable and maintenance revenue, one of the fastest growing components of the Company's revenue mix, amounted to 19% of total revenue, and increased by over 108% compared to the first quarter of 1997. Reversing a trend of several quarters, Genisys revenues recorded in the quarter ended March 31, 1998 were up sharply over the revenues recorded in the first quarter of 1997. Sales of the Company's Benchtop systems (the FDM(R)1650 and 2000) declined when compared with the first quarter of 1997, but remained the largest product in the Company's product mix.

          Domestic sales accounted for approximately 55% of total revenue, and increased by approximately 53% as compared to the first quarter of 1997. The Company's central region, including Detroit, was the Company's strongest domestic region. International sales accounted for 45% of total revenue, which represents an 18% improvement as compared to the first quarter of 1997. Europe and the Far East (including Japan) were the strongest international regions. The Company's combined Asia-Pacific region, which is composed of Japan, China, the Far East and India, accounted for approximately 22% of total revenue. Historically the Company has derived a significant percentage of its revenues from the Far East, Japan, and China. Whereas the Company was not negatively impacted by the economic conditions that persist in the Far East and Japan in the period ended March 31, 1998, it can give no assurances that future sales and profitability will not be adversely impacted by the economic conditions of this region.

GROSS PROFIT

          Gross profits amounted to $4,631,825 in the quarter ended March 31, 1998, compared with $3,445,164 in the quarter ended March 31, 1997, an improvement of $1,186,662, or 34.4%. Gross profits as a percentage of sales amounted to 66.1% of sales in both the 1998 and 1997 periods. The increase in the Company's gross profits were in line with the increased revenues. In the 1998 period, materials costs were higher than the comparable 1997 period based on the impact of product mix, higher materials' cost due to lower purchased quantities for certain components, and increases to the Company's inventory allowances. Conversely, direct labor and absorbed burden were lower on the higher 1998 volume. The 1997 period was impacted by the introduction of two new products (the FDM(R) 2000 and 8000) combined with the start up costs and inefficiencies that were a result of moving into a new manufacturing facility.

OPERATING EXPENSES

        Selling, general and administrative ("SG&A") expenses increased to $3,505,875 for the quarter ended March 31, 1998, from $3,020,803 for the quarter ended March 31, 1997. This represents an increase of $485,072, or 16.1%. Much of the increase was in salaries and wages, as the Company increased its sales organization headcount to 68 employees at March 31, 1998 from 44 employees at March 31, 1997. Depreciation and promotional expenses were also higher for the quarter ended March 31, 1998 as compared to the comparable 1997 period, while commission expenses were lower due to changes in the sales commissions plan.

        Research and development ("R&D") expenses increased to $1,275,171 for the quarter ended March 31, 1998 from $1,114,225 for the quarter ended March 31, 1997. The increase in the 1998 period over the 1997 period amounted to $160,946, or 14.4%. Payroll expenses and professional fees accounted for much of the increase in R&D expenses in the 1998 period.

        The Company's operating loss for the quarter ended March 31, 1998 improved to ($149,221), or (2.1%) of sales from ($689,864), or (13.2%) of sales, for the quarter ended March 31, 1997. Whereas total revenue increased by 34.5% in the quarter ended March 31, 1998 as compared with the quarter ended March 31, 1997, operating expenses increased by 15.6% in the comparable period.

OTHER INCOME

        Other income and expense netted to $167,332 in the quarter ended March 31, 1998. Interest income amounted to $180,955, an increase of $92,230 compared with 1997. This was due to a higher average balance of cash and marketable securities. Interest expense increased by $3,348 to $13,623 in 1998 as a result of the Company's acquisition of equipment under capitalized leases.

NET INCOME

        Net income for the quarter ended March 31, 1998 amounted to $11,772 compared with a net loss of $404,408 in the quarter ended March 31, 1997. This represents $.00 earnings per share in the 1998 period compared to a $.07 loss per share in the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

        Operating activities for the quarter ended March 31, 1998 provided cash of $2,493,359, primarily reflecting decreases in accounts receivable of $3,088,527. This change resulted from strong collections of the Company's high year-end accounts receivable balances. The cash provided by operations was partially offset by increases in inventory and prepaid expenses that amounted to $769,832 and $353,541, respectively. In the first quarter of 1997 the Company used cash of $45,921 in its operating activities, principally as a result of an increase in inventories of $2,012,504 and a net loss of $404,414, which was partially offset by a decrease in accounts receivable of $2,108,613. The Company used $464,290 of cash for investing activities in the first quarter of 1998, $372,811 of which was used in the acquisition of machinery and equipment. In the first quarter of 1997, investing activities used cash of $1,419,006, including $595,038 for the acquisition of machinery and equipment, and $774,845 for net purchases of marketable securities. The Company used $28,449 of cash in its financing activities in the first quarter of 1998, principally for repayments of obligations under capitalized leases. In the 1997 period the Company received $631,622 of cash from the proceeds from the sale of common stock, which provided net cash of $591,318 from the Company's financing activities in the first quarter of 1997. The net increase in cash for the quarter ended March 31, 1998 amounted to $2,000,620 as compared with a net decrease of $873,609 for the comparable 1997 period. The Company's ending cash and cash equivalents balances as of March 31, 1998 and 1997 were $11,116,852 and $3,091,359, respectively.

     At March 31, 1998, the Company's cash, cash equivalents, and marketable securities balances totaled $15,559,485. These assets will be used by the Company for working capital purposes, for improvement to facilities, for new product development and introduction, for tooling, for acquisition of production equipment and computers, for increased selling and marketing activities, and for potential acquisitions. Management believes that the Company's revenue from operations, its current cash and cash equivalents balance, and the proceeds from the sale of short term marketable securities should provide sufficient cash resources to finance its operations for at least 12 months.

     As of March 31, 1998, the Company had gross accounts receivable of $9,060,353, less an allowance of $562,826 for returns and doubtful accounts. Historically, the Company's bad debt expense has been minimal. However, at March 31, 1998, large balances were concentrated with certain international distributors. While the Company can give no assurances, it believes that most, if not all, the accounts receivable balances ultimately will be collected. The Company has not experienced significant inventory adjustments, although it can give no assurances that future inventory adjustments caused by obsolescence, product design changes, declining sales, or other factors, will not occur.

     The Company's total current assets amounted to $31,943,874 at March 31, 1998, the majority of which comprised cash, cash equivalents, marketable securities, inventory and accounts receivable. Total current liabilities amounted to $5,493,818. Unearned maintenance revenue and accounts payable and other current liabilities amounted to $2,319,091 and $3,051,574, respectively, The Company's debt is minimal, consisting primarily of payments due under capital leases. The Company estimates that it will spend approximately $2,400,000 in 1998 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. As of March 31, 1998, material commitments for inventory purchases from selected vendors for the ensuing nine month period ending December 31, 1998 will amount to approximately $2,100,000.

INFLATION

     Management believes that inflation has not had a material effect on the Company's operations or on its financial condition.

FOREIGN CURRENCY TRANSACTIONS

     Substantially all of the Company's transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in other countries may therefore reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE
RESULTS OF OPERATIONS

     All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by the Company to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, the ability of the Company to maintain its gross margins on these sales, and the plans and objectives of management to introduce new products, control expenses, improve profitability, and consummate acquisitions. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company will (1) be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in its current product offering, including the Genisys rapid prototyping system that has been especially affected by technological problems, (2) be able to maintain it gross margins on its present products, (3) be able to control its operating expenses, especially its selling, general and administrative expenses and (4) be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell it products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing plans, capital expenditure budgets or other budgets, which may in turn affect the Company's results of operations. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, the Company may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since the Company frequently receives the majority of its orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of the Company's common stock. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                    27.1 Selected Financial Data.

               (b)  Reports on Form 8-K.

                    None

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        STRATASYS, INC.




                                    By: /s/ Thomas W. Stenoien
                                        --------------------------
                                        Thomas W. Stenoien
                                        Chief Financial Officer

Dated: May 13, 1998

                                 Exhibit Index

Exhibit         Description
-------         -----------

27.1            Selected Financial Data