Form 10QSB
period 1998-06-30
STRATASYS INC
filed 1998-08-13
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1998

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

Yes   X      No
    -----       -----

            As of August 7, 1998, the Issuer had 6,095,724 shares of Common Stock, $.01 par value, outstanding.

            Transitional Small Business Disclosure Format: Yes       No   X
                                                               -----    -----

                                 STRATASYS, INC.


                                      Index

                                                                                  Page
                                                                                  ----
Part I.  Financial Information

Item 1.  Financial Statements..................................................     1

          Balance Sheets as at June 30,1998 and December 31, 1997..............     1

          Statements of Operations for the three months and six months ended
          June 30, 1998 and 1997...............................................     2

          Statements of Cash Flows for the six months ended
          June 30, 1998 and 1997...............................................     3

          Notes to Financial Statements........................................     4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................     4


Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders...................    13

Item 6.  Exhibits and Reports on Form 8-K......................................    13

Signatures.....................................................................    13


                                       (i)

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,      DECEMBER 31,
                                                                        1998            1997
                                                                     (UNAUDITED)      (AUDITED)
                                                                     -----------    ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                        $10,806,774    $ 9,116,232
    Marketable Securities                                              4,625,932      4,441,380
    Accounts receivable, less allowance for doubtful
       accounts of $395,291 in 1998 and $514,461 in 1997               9,043,421     11,666,054
    Inventories                                                        6,649,974      5,492,130
    Prepaid expenses                                                     543,317        226,698
    Deferred taxes                                                     1,051,000      1,051,000
                                                                     -----------    -----------
        Total current assets                                          32,720,418     31,993,494
                                                                     -----------    -----------


MACHINERY AND EQUIPMENT, less
    accumulated depreciation                                           3,570,914      3,445,265
                                                                     -----------    -----------


OTHER ASSETS
    Intangible assets                                                  3,055,138      3,376,038
    Sundry                                                               207,319        169,633
                                                                     -----------    -----------
                                                                       3,262,457      3,545,671
                                                                     -----------    -----------

                                                                     $39,553,789    $38,984,430
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion                119,697        144,137
    Accounts payable and other current liabilities                     3,014,613      3,066,342
    Unearned maintenance revenue                                       2,427,892      2,426,270
    Income taxes payable                                                 240,428
                                                                     -----------    -----------
        Total current liabilities                                      5,802,630      5,636,749
                                                                     -----------    -----------


DEFERRED TAXES                                                           124,000        124,000

OBLIGATIONS UNDER CAPITALIZED LEASES, less current portion                74,476        136,314
                                                                     -----------    -----------
                                                                         198,476        260,314
                                                                     -----------    -----------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
     shares,  issued and outstanding 6,089,798 shares
     in 1998 and 6,079,659 shares in 1997                                 60,898         60,797
   Capital in excess of par value                                     33,575,141     33,556,084
   Accumulated deficit                                                   (83,005)      (529,514)
   Cumulative translation adjustment                                        (351)
                                                                     -----------    -----------
        Total Stockholders' Equity                                    33,552,683     33,087,367
                                                                     -----------    -----------

                                                                     $39,553,789    $38,984,430
                                                                     ===========    ===========

See notes to financial statements

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                            THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          ------------------------------        ------------------------------
                                             1998               1997               1998               1997
                                          (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                          ----------         ----------         ----------         ----------
SALES                                     $8,256,810         $6,965,334         $15,264,482        $12,173,861

COST OF GOODS SOLD                         2,535,718          2,313,502           4,911,565          4,076,865
                                          -----------------------------         ------------------------------

GROSS PROFIT                               5,721,092          4,651,832          10,352,917          8,096,996

COSTS AND EXPENSES
     Research and development              1,307,858          1,226,771           2,583,029          2,340,996
     Selling, general and administrative   3,859,845          3,670,109           7,365,720          6,690,912
                                          -----------------------------         ------------------------------
                                           5,167,703          4,896,880           9,948,749          9,031,908
                                          -----------------------------         ------------------------------


OPERATING INCOME (LOSS)                      553,389           (245,048)            404,168           (934,912)
                                          -----------------------------         ------------------------------

OTHER INCOME (EXPENSE)
     Interest income                         126,913            119,027             307,868            207,752
     Interest expense                        (11,476)           (12,248)            (25,099)           (22,523)
                                          -----------------------------         ------------------------------
                                             115,437            106,779             282,769            185,229
                                          -----------------------------         ------------------------------

 INCOME (LOSS) BEFORE INCOME TAXES           668,826           (138,269)            686,937           (749,683)

 INCOME TAXES (BENEFIT)                      234,089            (55,385)            240,428           (262,385)
                                          -----------------------------         ------------------------------

 NET INCOME (LOSS)                        $  434,737         $  (82,884)        $   446,509        $  (487,298)
                                          -----------------------------         ------------------------------

EARNINGS (LOSS) PER COMMON SHARE
        Basic                             $     0.07         $    (0.01)        $      0.07        $     (0.09)
                                          =============================         ==============================
        Diluted                           $     0.07         $    (0.01)        $      0.07        $     (0.09)
                                          =============================         ==============================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
        Basic                              6,084,325          5,676,502          6,082,170          5,608,179
                                          =============================        ==============================
        Diluted                            6,172,145          5,676,502          6,173,373          5,608,179
                                          =============================        ==============================


See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                  -----------------------------
                                                                                      1998             1997
                                                                                   (UNAUDITED)      (UNAUDITED)
                                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $   446,509     $  (487,298)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Deferred taxes                                                                                (262,385)
        Depreciation and amortization                                                  641,469         435,773
        Amortization of intangibles and other assets                                   470,378         453,073
        Increase (decrease) in cash attributable to
          changes in assets and liabilities
            Accounts receivable                                                      2,622,282       1,052,581
            Inventory                                                               (1,157,844)     (3,544,749)
            Prepaid expenses                                                          (316,619)        148,926
            Accounts payable and other current liabilities                             (51,729)       (180,279)
            Income taxes payable                                                       240,428
            Unearned maintenance revenue                                                 1,622         197,504
                                                                                   -----------     -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  2,896,496      (2,186,854)
                                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                                               --         871,698
  Purchases of marketable securities                                                  (184,552)
  Acquisition of machinery and equipment                                              (767,118)     (1,159,804)
  Payments of sundry other assets                                                      (37,686)        (65,421)
  Payments for intangible assets                                                      (149,478)        (91,610)
                                                                                    ----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                                               (1,138,834)       (445,137)
                                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                                   (86,278)        (91,795)
  Proceeds from the sale of common stock                                                19,158       1,155,117
                                                                                   -----------     -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (67,120)      1,063,322
                                                                                   -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                      1,690,542      (1,568,669)

CASH AND CASH EQUIVALENTS, beginning of period                                       9,116,232       3,964,968
                                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                                           $10,806,774     $ 2,396,299
                                                                                   -----------     -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
    cash paid during the period for interest                                       $    25,099     $    22,523
                                                                                   -----------     -----------

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

Machinery and equipment acquired under
     capital lease obligations                                                     $        --     $    50,150
                                                                                   -----------     -----------

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

            Note 1 -- Basis of Presentation

            The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1997, filed as part of the Company's Annual Report on Form 10-KSB for such year.

            Note 2 -- Common Stock

            In the three months ended June 30, 1998, the Company received net proceeds of approximately $17,600 from the exercise of 9,652 options at prices ranging from $1.59 to $5.38 per share.

            Note 3 -- Inventory

            Inventories consist of the following at June 30 and December 31, respectively:

                                                1998                     1997
Finished Goods                               $3,924,195               $2,318,013
Work in process                                 152,112                  276,366
Raw materials                                 2,573,668                2,897,751
                                             ----------               ----------
                                             $6,649,974               $5,492,130


            Note 4 -- Material Commitment

            The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be used over the remainder of 1998 and into early 1999. These commitments amount to approximately $1,300,000 and contain non-cancellation clauses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

            Stratasys develops, manufactures, and markets a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, the Company's growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for the Company. The Company's current and future growth is largely dependent upon its ability to penetrate new markets, develop new applications, and develop and market new rapid prototyping devices that meet the needs of its current and prospective customers. New product developments will focus on various rapid prototyping devices, modeling materials, and software enhancements. The Company anticipates that in 1998 its primary business strategy will be on the expansion of its international and domestic sales of its existing family of rapid prototyping devices while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software. Growth through appropriate acquisitions may also occur, but the

Company can give no assurance that any such acquisitions will be consummated.

            The Company introduced one major new product, the FDM(R) Quantum, in February 1998. The Quantum incorporates a new technology called the MagnaDrive(R) system. This system offers frictionless movement of its extrusion head that floats on a bed of air while controlled through a precise electromagnetic homing device. The Quantum offers a large-build envelope combined with throughput improvements that offer faster model build times. The list price of the Quantum is between $325,000 and $400,000, depending upon options. Sales of the Quantum contributed significantly to second quarter revenue following its introduction in the first quarter of 1998. The Company has continued to market and sell the FDM(R) 8000, its other large envelope system, at a domestic price of approximately $200,000, depending upon options. Continuing software, materials and hardware enhancements to improve the performance and throughput of the Company's systems have also been introduced in 1998.

            Net sales of the Company's rapid prototyping devices, modeling materials, and maintenance have increased each year since 1990. Management expects, but cannot assure, that this trend will continue. The Company believes that the rapid prototyping industry is growing at approximately 20-30% per year and that the industry's unit growth is approximately 30% to 40% per year. The Company believes that there is a trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable market exists for concept or visualization 3D printers. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping needs. Certain market segments in the industry have not demonstrated pricing sensitivity. These segments are more interested in modeling envelope size, modeling material variety, throughput, and part quality, which should allow growth to continue for higher priced rapid prototyping systems addressing these needs.


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 COMPARED WITH THE QUARTER ENDED JUNE 30, 1997

            The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statements of income.

                                                        For the quarter ended June 30,

                                                            1998           1997
Net sales                                                  100.0%          100.0%
Cost of Sales                                               30.7%           33.2%
Gross Margin                                                69.3%           66.8%
Selling, general, and administrative expenses               46.7%           52.7%
Research & development expense                              15.8%           17.6%
Operating income (loss)                                      6.7%           (3.5%)
Other Income                                                 1.4%            1.5%
Income (loss) before taxes                                   8.1%           (2.0%)
Income taxes (benefit)                                       2.8%            (.8%)
Net income (loss)                                            5.3%           (1.2%)

NET SALES

            Net sales for the quarter ended June 30, 1998 were $8,256,810, compared with sales of $6,965,334 recorded for the quarter ended June 30, 1997. This represents an increase of $1,291,476, or 18.5%. The increase was due to the Company's on-going sales of the FDM(R) Quantum and to strong sales of the Company's FDM(R) Benchtop and Genisys systems, refurbished systems sales, system upgrades, maintenance contracts, and consumables. Consumable and maintenance revenue continued as one of the fastest growing components of the Company's revenue mix. Genisys revenues recorded in the quarter ended June 30, 1998 were up sharply over the revenues recorded in the second quarter of 1997. Sales of the Company's Benchtop systems (the FDM(R) 1650 and 2000) remained the largest product in the Company's product mix. The Company was able to increase unit sales by 6.6% and average selling price by 5.6% in the second quarter of 1998 as compared with the second quarter of 1997.

            Domestic sales accounted for approximately 64% of total revenue, and increased by approximately 39% as compared to the second quarter of 1997. The Company's eastern region was the Company's strongest domestic region. International sales accounted for about 36% of total revenue, which represents a 6% decline as compared to the second quarter of 1997. Europe was the strongest international region. The Company's combined Asia-Pacific region, which is composed of Japan, China, the Far East and India, accounted for approximately 12% of total revenue. Historically the Company has derived a larger percentage of its revenues from the Far East, Japan, and China. The Company planned for slower sales in the Far East as a result of the region's poor economic conditions, but expected Japan to be relatively strong. Bookings from Japan were strong in the second quarter of 1998, but the region's economic problems negatively impacted bookings elsewhere in the region. Early indications suggest that bookings in Japan will continue to be strong throughout the third quarter of 1998, but the rest of the region is expected to remain weak. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of this region.

GROSS PROFIT

            Gross profit amounted to $5,721,092 in the quarter ended June 30, 1998, compared with $4,651,832 in the quarter ended June 30, 1997, an improvement of $1,069,260, or 23.0%. Gross profit as a percentage of sales amounted to 69.3% in the 1998 period as compared with 66.8%in the 1997 period. The increase in the Company's 1998 gross profit was primarily due to a reduction in the Company's manufacturing overhead. Product mix can influence the materials component of cost of sales, but the Company was able to hold the materials component of cost of goods sold for the quarter ended June 30, 1998, at roughly the 1997 level. The 1997 period was impacted by the introduction of two new products (the FDM(R) 2000 and 8000) combined with the start-up costs and inefficiencies that were a result of moving into a new manufacturing facility.

OPERATING EXPENSES

            Selling, general and administrative ("SG&A") expenses increased to $3,859,845 for the quarter ended June 30, 1998, from $3,670,109 for the quarter ended June 30, 1997. This represents an increase of $189,736, or 5.2%. Much of the increase was in salaries and wages, as the Company increased its sales organization headcount to 70 employees at June 30, 1998 from 49 employees at June 30, 1998. Travel and commission expenses were also higher for the quarter ended June 30, 1998 as compared to the comparable 1997 period.

            Research and development ("R&D") expense increased to $1,307,858 for the quarter ended June 30, 1998 from $1,226,771 for the quarter ended June 30, 1997. The increase in the 1998 period over the 1997 period amounted to $81,087, or 6.6%. Payroll expenses and professional services accounted for much of the increase to R&D expense in the 1998 period.

            The Company's operating income for the quarter ended June 30, 1998 improved to $553,389, or 6.7% of sales, from an operating loss of $245,048, or (3.5%) of sales, for the quarter ended June 30, 1997. Whereas total revenue increased by 18.6% in the quarter ended June 30, 1998 as compared with the quarter ended June 30, 1997, operating expenses increased by 5.5% in the comparable period.

OTHER INCOME

            Other income and expense netted to $115,437 in the quarter ended June 30, 1998. Interest income amounted to $126,913, an increase of $7,886 compared with 1997. This was due to a higher average balance of cash and marketable securities. Interest expense declined by $772 to $11,476 in 1998 as a result of the expiration of several capitalized leases.

NET INCOME

            Net income for the quarter ended June 30, 1998 amounted to $434,737 compared with a net loss of $82,884 in the quarter ended June 30, 1997. This represents $.07 diluted earnings per share in the 1998 period compared to a $.01 loss per share in the comparable 1997 period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997

            The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statement of income.

                                                      For the six months ended June 30,

                                                            1998            1997
Net sales                                                  100.0%          100.0%
Cost of Sales                                               32.2%           33.5%
Gross Margin                                                67.8%           66.5%
Selling, general, and administrative expenses               48.2%           55.0%
Research & development expense                              16.9%           19.2%
Operating income (loss)                                      2.6%           (7.7%)
Other Income                                                 1.9%            1.5%
Income (loss) before taxes                                   4.5%           (6.2%)
Income taxes (benefit)                                       1.6%           (2.2%)
Net income (loss)                                            2.9%           (4.0%)


NET SALES

            Net sales for the six months ended June 30, 1998 were $15,264,482, compared with sales of $12,173,861 recorded for the six months ended June 30, 1997. This represents an increase of $3,090,621, or 25.4%. Sales of the FDM(R) Quantum continued to be strong for the Company, following its introduction in the first quarter of 1998. The Company's FDM(R) Benchtop systems, including refurbished and upgraded systems, continued to account for the majority of the Company's revenue in the six months ended June 30, 1998. Gensiys, consumable and maintenance revenue increased significantly in the six months ended June 30, 1998 as compared with the comparable 1997 period. The Company was able to increase unit sales by approximately 21% in the six months ended June 30, 1998 as compared with the six months ended June 30, 1997.

            Domestic sales accounted for approximately 60% of total revenue in the six months ended June 30, 1998, and increased by approximately 31% as compared to the six months ended June 30, 1997. International sales accounted for about 40% of total revenue, which represents a 4.6% increase compared to the six months ended June 30, 1997. Europe was the strongest international region for the six months ended June 30, 1998, accounting for approximately 21% of the Company's revenue in the period.

            The Company's combined Asia-Pacific region, as described above, accounted for approximately 19% of total revenue in the six months ended June 30, 1998. Historically the Company has derived a larger percentage of its revenues from the Far East, Japan, India and China. As anticipated, with the exception of Japan, sales in the Far East were very weak. While the bookings were strong in Japan in the six months ended June 30, 1998, the Company believes that bookings elsewhere in this region will be weak throughout the remainder of 1998. No assurances can be given that future sales and profitability will not be adversely impacted by the economic conditions of this region.

GROSS PROFIT

            Gross profit amounted to $10,352,917 in the six months ended June 30, 1998, compared with $8,096,996 in six months ended June 30, 1997, an improvement of $2,255,921, or 27.9%. Gross profit as a percentage of sales amounted to 67.8% of sales in the 1998 period as compared with 66.5% in the 1997 period. The increase in the Company's 1998 gross profit was primarily due to a significant reduction in the Company's manufacturing overhead expense, coupled with expanding high-margin consumable revenues. Product mix resulted in an increase to the materials component of cost of sales, but not enough to offset the improvement derived from reduced manufacturing overhead. The 1997 period was impacted by the introduction of two new products (the FDM(R) 2000 and 8000) combined with the start-up costs and inefficiencies that were a result of moving into a new manufacturing facility.

OPERATING EXPENSES

            SG&A expenses increased to $7,365,720 for the six months ended June 30, 1998, from $6,690,912 for the six months ended June 30, 1997. This represents an increase of $674,808, or 10.1%. An increase in salaries and wages was the primary reason for the change as the Company expanded its sales organization. Travel and commission expenses related to higher sales volume also accounted for the increase in the current period as compared to the 1997 period.

            R&D expense increased to $2,583,029 for the six months ended June 30, 1998 from $2,340,996 for the six months ended June 30, 1997. The increase in the 1998 period over the 1997 period amounted to $242,033, or 10.3%. Payroll expenses and professional services accounted for much of the increase to R&D expense in the 1998 period.

            The Company's operating income for the six months ended June 30, 1998 improved to $404,168, or 2.6% of sales, from an operating loss of $934,912, or (7.7%) of sales, for the six months ended June 30, 1997. Whereas total revenue increased by 25.4% in the current six month period as compared with the six months ended June 30, 1997, operating expenses increased by 10.2% in the comparable period, for the reasons listed above.

OTHER INCOME

            Other income and expense netted to $282,768 in the six months ended June 30, 1998. Interest income amounted to $307,868, an increase of $100,116 compared with 1997. This was due to a higher average balance of cash and marketable securities. Interest expense increased by $2,576 to $25,099 in 1998 as a result of several new capitalized leases.

NET INCOME

            Net income for the six months ended June 30, 1998 amounted to $446,509 compared with a net loss of $487,298 in the six months ended June 30, 1997. This represents $.07 diluted earnings per share in the 1998 period compared to a $.09 loss per share in the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

            Operating activities for the six months ended June 30, 1998 provided cash of $2,896,496, primarily reflecting the Company's net income in the period of $446,509 coupled with a decrease of $2,622,282 in the Company's account receivable balance. This change resulted from strong collections and a general tightening of credit terms. The cash provided by operations was partially offset by increases in inventory and prepaid expenses that amounted to $1,157,844 and $316,619, respectively. The Company used cash of $2,186,854 in its operating activities in the six months ended June 30, 1997, principally as a result of an increase in inventories of $3,544,749, and a net loss of $487,298, which was partially offset by a decrease in accounts receivable of $1,052,581. The Company used $1,138,834 of cash for investing activities in the six months ended June 30, 1998, $767,118 of which was used in the acquisition of machinery and equipment. In the six months ended June 30, 1997, investing activities used cash of $445,137, including $1,159,804 used for the acquisition of machinery and equipment, which was partially offset by proceeds from the sale of marketable securities that amounted to $871,698. The Company used $67,120 of cash in its financing activities in the first six months of 1998, principally for repayments of obligations under capitalized leases. In the 1997 period the Company received $1,063,322 of net cash from its financing activities, including $1,155,117 of proceeds from the sale of common stock. This was offset by repayments under capitalized leases of $91,795. The net increase in cash for the six months ended June 30, 1998 amounted to $1,690,542 as compared with a net decrease of $1,568,669 for the comparable 1997 period. The Company's ending cash and cash equivalents balances as of June 30, 1998 and 1997 were $10,806,774 and $2,396,299, respectively.

            At June 30, 1998, the Company's cash, cash equivalents, and marketable securities balances totaled $15,432,706. These assets will be used by the Company for working capital purposes, for improvement to facilities, for new product development and introduction, for tooling, for acquisition of production equipment and computers, for increased selling and marketing activities, and for potential acquisitions. Management believes that the Company's revenue from operations, its current cash and cash equivalents balances, and the proceeds from the sale of short-term marketable securities should provide sufficient cash resources to finance its operations for at least 12 months.

            As of June 30, 1998, the Company had gross accounts receivable of $9,438,712, less an allowance of $395,291 for returns and doubtful accounts. Historically, the Company's bad debt expense has been minimal. However, at June 30, 1998, large balances were concentrated with certain international distributors. While the Company can give no assurances, it believes that most, if not all, of the accounts receivable balances ultimately will be collected. The Company has not experienced significant inventory adjustments, although it can give no assurances that future inventory adjustments caused by obsolescence, product design changes, declining sales, or other factors, will not occur.

            The Company's total current assets amounted to $32,720,418 at June 30, 1998, the majority of which comprised cash, cash equivalents, marketable securities, inventory and accounts receivable. Total current liabilities amounted to $5,802,630. The Company's debt is minimal, consisting primarily of payments due under capital leases. The Company estimates that it will spend approximately $2,400,000 in 1998 for facility improvements, production and R&D equipment, computers and integrated software, and tooling, approximately $767,000 of which has already been incurred. As of June 30, 1998, material commitments for inventory purchases from selected vendors for the ensuing six-month period ending December 31, 1998 will amount to approximately $1,300,000. In July 1998 the Company announced that it had received board approval to commence a stock buyback program of up to 300,000 shares.

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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

            All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by the Company to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, the ability of the Company to maintain its gross margins on these sales, and the plans and objectives of management to introduce new products, control expenses, improve profitability, and consummate acquisitions. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company will (1) be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in its current product offering, including the Genisys rapid prototyping system that has been especially affected by technological problems, (2) be able to maintain its gross margins on its present products, (3) be able to control its operating expenses, especially its selling, general and administrative expenses and (4) be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell it products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing plans, capital expenditure budgets or other budgets, which may in turn affect the Company's results of operations. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, the Company may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since the Company frequently receives the majority of its orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of the Company's common stock. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

                                     PART II

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's Annual Meeting of Stockholders was held on May 14, 1998. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

                                                      Votes Cast
                                         --------------------------------------
                                            For                  Withheld
                                          Election          Authority/Abstained
                                         ---------          -------------------
Scott Crump                              5,398,130                 49,405
Ralph E. Crump                           5,397,830                 49,705
Clifford H. Schwieter                    5,397,830                 49,705
Arnold J. Wasserman                      5,397,530                 50,005
Gregory L. Wilson                        5,397,830                 49,705

            At the Annual Meeting, the stockholders also approved the following proposal by the number of votes indicated below:

            Approval of the Stratasys, Inc. 1998 Incentive Stock Option Plan.

               For             Against          Abstain        Broker Non-Votes
               ---             -------          -------        ----------------
            2,113,991          357,986           28,973            2,946,585

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           3.1      Amended and Restated By-Laws.

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


                                          STRATASYS, INC.



                                          By: /s/ Thomas W. Stenoien
                                              -----------------------
                                              Thomas W. Stenoien
                                              Chief Financial Officer



Dated: August 15, 1998
              ---

                                  Exhibit Index

Exhibit       Description

3.1           Amended and Restated By-Laws

27.1          Selected Financial Data