Form 10QSB
period 1998-09-30
STRATASYS INC
filed 1998-11-16
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

Yes  X  No ___

      As of November 11, 1998, the Issuer had 6,096,212 shares of Common Stock, $.01 par value, outstanding.

      Transitional Small Business Disclosure Format:  Yes ___   No  X

                                 STRATASYS, INC.


                                      Index

                                                                            Page

Part I. Financial Information

Item 1. Financial Statements ................................................  1

            Balance Sheets as at September 30,1998 and December 31, 1997 ....  1

            Statements of Operations for the three months and nine months ended September 30, 1998 and 1997 ...............................  2

            Statements of Cash Flows for the nine months ended
            September 30, 1998 and 1997 .....................................  3

            Notes to Financial Statements ...................................  4

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............................  4


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K .................................... 11

Signatures .................................................................. 12


                                       (i)

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                   1998          1997
                                                               (UNAUDITED)     (AUDITED)
------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                  $12,361,203    $ 9,116,232
    Marketable Securities                                        4,625,990      4,441,380
    Accounts receivable, less allowance for doubtful
       accounts of $313,305 in 1998 and $514,461 in 1997         6,794,629     11,666,054
    Inventories                                                  5,645,505      5,492,130
    Prepaid expenses                                               742,706        226,698
    Deferred taxes                                               1,051,000      1,051,000
                                                               ---------------------------
        Total current assets                                    31,221,033     31,993,494
                                                               ---------------------------

MACHINERY AND EQUIPMENT, less
    accumulated depreciation                                     3,585,108      3,445,265
                                                               ---------------------------

OTHER ASSETS
    Intangible assets                                            2,909,363      3,376,038
    Sundry                                                         213,634        169,633
                                                               ---------------------------
                                                                 3,122,997      3,545,671
                                                               ---------------------------
                                                               $37,929,138    $38,984,430
                                                               ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion          192,290        144,137
    Accounts payable and other current liabilities               2,408,442      3,066,342
    Unearned maintenance revenue                                 2,316,903      2,426,270
    Income taxes payable                                           267,144
                                                               ---------------------------
        Total current liabilities                                5,184,779      5,636,749
                                                               ---------------------------

DEFERRED TAXES                                                     124,000        124,000

OBLIGATIONS UNDER CAPITALIZED LEASES, less current portion         232,822        136,314
                                                               ---------------------------
                                                                   356,822        260,314
                                                               ---------------------------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
     shares,  issued  6,096,212 shares
     in 1998 and 6,079,659 shares in 1997                           60,962         60,797
   Capital in excess of par value                               32,592,368     33,556,084
   Accumulated deficit                                             (33,387)      (529,514)
   Cumulative translation adjustment                                (6,421)
   Less treasury stock, 35,400 shares in 1998                     (225,985)
                                                               ---------------------------
                                                                32,387,537     33,087,367
                                                               ---------------------------
      Total stockholders' equity                               $37,929,138    $38,984,430
                                                               ===========================

See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                    1998                1997            1998                1997
                                                 (UNAUDITED)         (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
SALES                                            $7,836,247           $7,345,471      $23,100,729        $19,519,332

COST OF GOODS SOLD                                2,948,307            2,786,163        7,859,872          6,863,028
                                                 -------------------------------      ------------------------------
GROSS PROFIT                                      4,887,940            4,559,308       15,240,857         12,656,304

COSTS AND EXPENSES
     Research and development                     1,470,715            1,445,121        4,053,744          3,786,117
     Selling, general and administrative          3,507,876            3,181,057       10,873,596          9,871,969
                                                 -------------------------------      ------------------------------
                                                  4,978,591            4,626,178       14,927,340         13,658,086
                                                 -------------------------------      ------------------------------
OPERATING INCOME (LOSS)                             (90,651)             (66,870)         313,517         (1,001,782)
                                                 -------------------------------      ------------------------------
OTHER INCOME (EXPENSE)
     Interest income                                175,857              163,005          483,725            370,757
     Interest expense                                (8,874)             (18,045)         (33,973)           (40,568)
                                                 -------------------------------      ------------------------------
                                                    166,983              144,960          449,752            330,189
                                                 -------------------------------      ------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                    76,332               78,090          763,269           (671,593)

INCOME TAXES (BENEFIT)                               26,714               27,327          267,142           (235,058)
                                                 -------------------------------      ------------------------------
NET INCOME (LOSS)                                $   49,618           $   50,763      $   496,127        $  (436,535)
                                                 -------------------------------      ------------------------------
                                                 -------------------------------      ------------------------------

EARNINGS (LOSS) PER COMMON SHARE
        Basic                                    $     0.01           $     0.01      $      0.08        $     (0.08)
                                                 -------------------------------      ------------------------------
                                                 -------------------------------      ------------------------------

        Diluted                                  $     0.01           $     0.01      $      0.08        $     (0.08)
                                                 -------------------------------      ------------------------------
                                                 -------------------------------      ------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
        Basic                                     6,059,269            5,676,502        6,074,416          5,608,179
                                                 -------------------------------      ------------------------------
                                                 -------------------------------      ------------------------------
        Diluted                                   6,109,275            5,885,372        6,191,682          5,660,371
                                                 -------------------------------      ------------------------------
                                                 -------------------------------      ------------------------------

See notes to financial statements.

STRATASYS, INC.

          CONSOLIDATED STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------------------------------------
                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1998              1997
                                                                                (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                            $   496,127         $  (436,535)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Deferred taxes                                                                                (235,058)
        Depreciation and amortization                                            1,013,393             653,659
        Amortization of intangibles and other assets                               696,523             679,530
                                                                                                       100,000
        Bad debts
        Increase (decrease) in cash attributable to
          changes in assets and liabilities
            Accounts receivable                                                  4,871,425             (71,093)
            Inventory                                                              (153,375)        (3,326,719)
            Prepaid expenses                                                        (516,008)            45,871
            Other Assets                                                                               (51,550)
            Accounts payable and other current liabilities                        (657,900)           (891,689)
            Income taxes payable                                                   267,144
            Unearned maintenance revenue                                          (109,367)            758,958
                                                                               --------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              5,907,962          (2,774,626)
                                                                               --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                                                        2,248,830
  Purchases of marketable securities                                              (184,610)
  Acquisition of machinery and equipment                                          (884,667)         (1,677,610)
  Payments for deposits                                                            (44,001)           (109,538)
  Payments for intangible assets                                                  (229,848)           (116,423)
                                                                               --------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (1,343,126)           345,259
                                                                               --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                               (123,908)          (174,623)
  Proceeds from the sale of common stock                                             36,449          1,179,372
  Purchase of stock warrants                                                     (1,000,000)
  Acquisition of treasury stock                                                    (225,985)
                                                                               --------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (1,313,444)         1,004,749

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (6,421)                --
                                                                               --------------------------------
NET INCREASE (DECREASE) IN CASH                                                   3,244,971          (1,424,618)

CASH AND CASH EQUIVALENTS, beginning of period                                    9,116,232           3,954,968
                                                                               ---------------------------------
CASH AND CASH EQUIVALENTS, end of period                                       $ 12,361,203         $ 2,540,350
                                                                               =================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
    cash paid during the period for interest                                   $     33,973         $    22,523
                                                                               =================================

SUPPLEMENTAL SCHEDULES OF  NONCASH INVESTING
 AND FINANCING ACTIVITIES

Machinery and equipment acquired under
capital lease obligations                                                      $    268,569         $   232,189
                                                                               =================================

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

     Note 1 -- Basis of Presentation

     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1997, filed as part of the Company's Annual Report on Form 10-KSB for such year.

     Note 2 -- Common Stock

       In the three months ended September 30, 1998, the Company received net proceeds of approximately $36,449 from the exercise of options.

     Note 3--- Inventory

     Inventories consist of the following at September 30 and December 31, respectively:


                                                         1998            1997
                      Finished Goods                  $3,301,258      $2,318,013
                      Work in process                    342,150         276,366
                      Raw materials                    2,002,097       2,897,751
                                                      ----------      ----------
                                                      $5,645,505      $5,492,130


     Note 4--Material Commitment

     The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be used over the remainder of 1998 and into mid-1999. These commitments amount to approximately $1,500,000, some of which contain non-cancellation clauses.

     Note 5--Treasury stock and warrant buyback

     In the three months ended September 30, 1998, the Company purchased 35,400 shares of the Company's common stock for an aggregate purchase price of $225,985. In the three months ended September 30, 1998, the Company purchased an aggregate of 710,090 warrants to purchase the Company's common stock for an aggregate purchse price of $1,000,000.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Stratasys develops, manufactures, and markets a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, the Company's growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for the Company. The Company's current and future growth is largely dependent upon its ability to penetrate new markets, develop new applications, and develop and market new rapid prototyping devices that meet the needs of its current and prospective customers. New product developments will focus on various rapid prototyping devices, modeling materials, and software enhancements. The Company's primary business strategy for 1998 has been focused on the expansion of international and domestic sales of its existing family of rapid prototyping devices while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software. Revenue growth in the nine months ended September 30, 1998 amounted to approximately 18%. Growth through appropriate acquisitions may also occur, but the Company can give no assurance that any such acquisitions will be consummated.

     The Company introduced one major new product, the FDM(R) Quantum, in February 1998. The Quantum incorporates a new technology called the MagnaDrive(TM) system. This system offers frictionless movement of its extrusion head that floats on a bed of air while controlled through a precise electromagnetic homing device. The Quantum offers a large-build envelope combined with throughput improvements that offer faster model build times. The list price of the Quantum is between $325,000 and $400,000, depending upon various options. Sales of the Quantum contributed significantly to third quarter and year-to-date revenues following its introduction in the first quarter of 1998. The Company has continued to market and sell the FDM(R) 8000, its other large envelope system, at a domestic price of approximately $200,000, depending upon various options. Continuing software, materials and hardware enhancements to improve the performance and throughput of the Company's systems have also been introduced in 1998.

     Net sales of the Company's rapid prototyping devices, modeling materials, and maintenance have increased each year since 1990. Management expects, but cannot assure, that this trend will continue. The Company believes that the rapid prototyping industry is growing at approximately 10-20% per year and that the industry's unit growth is approximately 25% to 35% per year. The Company believes that there is a trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable market exists for concept or visualization 3D printers. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping needs. Certain market segments in the industry have not demonstrated pricing sensitivity. These segments are more interested in modeling envelope size, modeling material variety, throughput, and part quality, which should allow growth to continue for higher priced rapid prototyping systems addressing these needs.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 1997

     The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statements of income.


                                                                For the quarter ended September 30,
                                                                    1998           1997
          Net sales                                                   100.0%         100.0%
          Cost of Sales                                                37.6%          37.9%
          Gross Margin                                                 62.4%          62.1%
          Selling, general, and administrative expenses                44.8%          43.3%
          Research & development expense                               18.8%          19.7%
          Operating income (loss)                                      (1.2%)         (0.9%)
          Other Income                                                  2.1%           2.0%
          Income before taxes                                           1.0%           1.1%
          Income taxes                                                  0.3%           0.4%
          Net income                                                    0.6%           0.7%

NET SALES

     Net sales for the quarter ended September 30, 1998 were $7,836,247, compared with sales of $7,345,471 recorded for the quarter ended September 30, 1997. This represents an increase of $490,776, or 6.7%. The increase was due to the strong sales of the FDM(R) Quantum and Genisys systems and to on-going sales of the Company's FDM(R) Benchtop systems, refurbished systems, system upgrades, maintenance contracts, and consumables. Consumable and maintenance revenue continued as one of the fastest growing components of the Company's revenue mix. Genisys revenues recorded in the quarter ended September 30, 1998 were up sharply over the revenues recorded in the comparable quarter of 1997, due in part to improvements to the system's reliability. The Company increased unit sales of all rapid prototyping systems by approximately 12.0% in the third quarter of 1998 as compared with the third quarter of 1997.

     Domestic sales accounted for approximately 64% of total revenue, and increased by approximately 5% as compared to the third quarter of 1997. The Company's central region was the Company's strongest domestic region. International sales accounted for about 36% of total revenue, and increased by approximately 10% over the third quarter of 1997. Japan was the strongest international region. The Company's combined Asia-Pacific region, which is composed of Japan, China, the Far East and India, accounted for approximately 27% of total revenue. While bookings from Japan were strong in the third quarter of 1998, the region's economic problems negatively impacted bookings elsewhere in the region. Revenue from the Company's European region was weak. Historically, the Company has derived a larger percentage of its revenues from Europe. Early indications suggest that bookings in Japan will continue to be strong throughout the fourth quarter of 1998, but the rest of the region is expected to remain weak. Europe is expected to recover from its third quarter results. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of the European and Asia-Pacific regions.

GROSS PROFIT

     Gross profit amounted to $4,887,940 in the quarter ended September 30, 1998, compared with $4,559,308 in the quarter ended September 30, 1997, an improvement of $328,632, or 7.2%. Gross profit as a percentage of sales amounted to 62.4% in the 1998 period as compared with 62.1% in the 1997 period. The increase in the Company's 1998 gross profit was primarily due to a reduction in the Company's manufacturing overhead and direct labor costs. Product mix caused the materials component of cost of sales to increase as a percentage of sales, but the increase was relatively modest. Future product mix changes could negatively impact the Company's ability to improve its gross margins, although historically the Company has been able to expand its margins on higher revenue.

OPERATING EXPENSES

     Selling, general and administrative ("SG&A") expense increased to $3,507,676 for the quarter ended September 30, 1998, from $3,181,057 for the quarter ended September 30, 1997. This represents an increase of $326,619, or 10.3%. Much of the increase was in selling compensation, as the Company increased its sales organization for the period ending September 30, 1998 over the comparable 1997 period.

     Research and development ("R&D") expense increased to $1,470,715 for the quarter ended September 30, 1998 from $1,445,121 for the quarter ended September 30, 1997. The increase in the 1998 period over the 1997 period amounted to $25,594, or 1.8%. Payroll expenses and hardware materials accounted for much of the increase to R&D expense in the 1998 period.

     The Company's operating loss for the quarter ended September 30, 1998 amounted to $90,651, or (1.2%) of sales, from an operating loss of $66,870, or (.9%) of sales, for the quarter ended September 30, 1997. Whereas total revenue increased by 6.7% in the quarter ended September 30, 1998 as compared with the quarter ended September 30, 1997, operating expenses increased by 7.6% over the quarter ended September 30, 1997, accounting for the increased operating loss in the 1998 period.

OTHER INCOME

     Other income and expense netted to $166,983 in the quarter ended September 30, 1998. Interest income amounted to $175,857, an increase of $12,852 compared with 1997. This was due to a higher average balance of cash and marketable securities. Interest expense declined by $9,171 to $8,874 in 1998 as a result of the expiration of several higher-interest capitalized leases.

NET INCOME

     Net income for the quarter ended September 30, 1998 amounted to $49,618 compared with $50,763 in the quarter ended September 30, 1997. This represents a $.01 diluted earnings per share in both the 1998 and 1997 periods.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statement of income.



                                                             For the nine months ended September 30,
                                                                     1998         1997
          Net sales                                                    100.0%       100.0%
          Cost of Sales                                                 34.0%        35.2%
          Gross Margin                                                  66.0%        64.8%
          Selling, general, and administrative expenses                 47.1%        50.6%
          Research & development expense                                17.5%        19.4%
          Operating income (loss)                                        1.4%        (5.1%)
          Other Income                                                   1.9%         1.7%
          Income (loss) before taxes                                     3.3%        (3.4%)
          Income taxes (benefit)                                         1.2%        (1.2%)
          Net income (loss)                                              2.1%        (2.2%)

NET SALES

     Net sales for the nine months ended September 30, 1998 were $23,100,729, compared with net sales of $19,519,332 recorded for the nine months ended September 30, 1997. This represents an increase of $3,581,397, or 18.3%. Sales of the FDM(R) Quantum continued to be strong for the Company, following its introduction in the first quarter of 1998. The Company's FDM(R) Benchtop systems, including refurbished and upgraded systems, continued to account for the majority of the Company's revenue in the nine months ended September 30, 1998. Gensiys, consumable and maintenance revenue increased significantly in the nine months ended September 30, 1998 as compared with the comparable 1997 period. The Company was able to increase rapid prototyping unit sales by approximately 23% in the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997.

     Domestic sales accounted for approximately 60% of total revenue in the nine months ended September 30, 1998, and increased by approximately 27% as compared to the nine months ended September 30, 1997. International sales accounted for about 40% of total revenue and increased by approximately 7% over the nine months ended September 30, 1997. The Asia Pacific region, including Japan, was the strongest international region for the nine months ended September 30, 1998, accounting for approximately 21% of the Company's revenue in the period.

     The Company's European region accounted for approximately 18% of total revenue in the nine months ended September 30, 1998. Historically the Company has derived a larger percentage of its revenues from Europe as well as countries other than Japan in the Asia-Pacific region. As anticipated, with the exception of Japan, sales in the Far East were very weak. While the bookings were comparatively strong in Japan in the nine months ended September 30, 1998, the Company believes that bookings elsewhere in this region will continue to be weak throughout the remainder of 1998. Europe is expected to recover from its weak third quarter results. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions.

GROSS PROFIT

     Gross profit amounted to $15,240,857 in the nine months ended September 30, 1998, compared with $12,656,304 in nine months ended September 30, 1997, an improvement of $2,584,553, or 20.4%. Gross profit as a percentage of sales amounted to 66.0% of sales in the 1998 period as compared with 64.8% in the 1997 period. The increase in the Company's 1998 gross profit was primarily due to a significant reduction in the Company's manufacturing overhead expense, coupled with expanding high-margin consumable revenues. Product mix resulted in an increase to the materials component of cost of sales, but not enough to offset the improvement derived from reduced manufacturing overhead. The 1997 period was impacted by the introduction of two new products (the FDM(R) 2000 and 8000) combined with the start-up costs and inefficiencies that were a result of moving into a new manufacturing facility.

OPERATING EXPENSES

     SG&A expense increased to $10,873,596 for the nine months ended September 30, 1998, from $9,871,969 for the nine months ended September 30, 1997. This represents an increase of $1,001,627, or 10.1%. An increase in salaries and wages was the primary reason for the change as the Company expanded its sales organization.

     R&D expense increased to $4,053,744 for the nine months ended September 30, 1998 from $3,786,117 for the nine months ended September 30, 1997. The increase in the 1998 period over the 1997 period amounted to $267,627, or 7.1%. Compensation accounted for most of the increase to R&D expense in the 1998 period.

     The Company's operating income for the nine months ended September 30, 1998 improved to $313,517, or 1.4% of sales, from an operating loss of $1,001,782, or (5.1%) of sales, for the nine months ended September 30, 1997. Whereas total revenue increased by 18.3% in the current nine month period as compared with the nine months ended September 30, 1997, operating expenses increased by only 9.3% in the comparable period, which accounts for the improvement to the Company's operating income in the current period.

OTHER INCOME

     Other income and expense netted to $449,752 in the nine months ended September 30, 1998. Interest income amounted to $483,725, an increase of $112,968 compared with 1997. This was due to a higher average balance of cash and marketable securities. Interest expense decreased by $6,595 to $33,973 in 1998.

NET INCOME

     Net income for the nine months ended September 30, 1998 amounted to $496,127 compared with a net loss of $436,535 in the nine months ended September 30, 1997. This represents an $.08 diluted earnings per share in the 1998 period compared to an $.08 loss per share in the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for the nine months ended September 30, 1998 provided cash of $5,907,962, primarily reflecting the Company's net income in the period of $496,127 coupled with a decrease of $4,871,425 in the Company's accounts receivable balance. This change resulted from strong collections and a general tightening of credit terms. The cash provided by operations was partially offset by increases in inventory, prepaid expenses, and payments of trade and other current payables that amounted to $153,375, $516,008, and $657,900, respectively. The Company used cash of $2,774,626 in its operating activities in the nine months ended September 30, 1997, principally as a result of an increase in inventories of $3,326,719, and a net loss of $436,535, which was partially offset by a decrease in unearned maintenance revenue of $758,958. The Company used $1,343,126 of cash for investing activities in the nine months ended September 30, 1998, $884,667 of which was used in the acquisition of machinery and equipment. In the nine months ended September 30, 1997, investing activities provided cash of $345,259, including $2,248,830 of proceeds from the sale of marketable securities, which was partially offset by the acquisition of machinery and equipment that amounted to $1,677,610. The Company used $1,313,444 of cash in its financing activities in the first nine months of 1998, principally for the re-purchase of warrants to purchase the Company's common stock in the amount of $1,000,000 and the acquisition of treasury stock for $225,985. In the 1997 period, the Company received $1,004,749 of net cash from its financing activities, including $1,179,372 of proceeds from the sale of common stock.
This was offset by repayments under capitalized leases of $174,623. The net increase in cash for the nine months ended September 30, 1998 amounted to $3,244,971 as compared with a net decrease of $1,424,618 for the comparable
1997 period. The Company's ending cash and cash equivalents balances as of September 30, 1998 and 1997 were $12,361,203 and $2,540,350, respectively.

     At September 30, 1998, the Company's cash, cash equivalents, and marketable securities balances totaled $16,987,193. These assets will be used by the Company for working capital purposes, improvement to facilities, new product development and introduction, tooling, acquisition of production equipment and computers, increased selling and marketing activities, and appropriate acquisitions. Management believes that the Company's revenue from operations, its current cash and cash equivalents balances, and the proceeds from the sale of short-term marketable securities should provide sufficient cash resources to finance its operations for at least 12 months.

     As of September 30, 1998, the Company had gross accounts receivable of $7,107,934, less an allowance of $313,305 for returns and doubtful accounts. Historically, the Company's bad debt expense has been minimal. However, at September 30, 1998, large balances were concentrated with certain international distributors. While the Company can give no assurances, it believes that most, if not all, of the accounts receivable balances ultimately will be collected. The Company has not experienced significant inventory adjustments, although it can give no assurances that future inventory adjustments caused by obsolescence, product design changes, declining sales, or other factors, will not occur.

     The Company's total current assets amounted to $31,221,033 at September 30, 1998, the majority of which comprised cash, cash equivalents, marketable securities, inventory and accounts receivable. Total current liabilities amounted to $5,184,779. The Company's debt is minimal, consisting primarily of payments due under capital leases. The Company estimates that it will spend approximately $1,800,000 in 1998 for facility improvements, production and R&D equipment, computers and integrated software, and tooling, approximately $1,100,000 of which has already been incurred. As of September 30, 1998, material commitments for inventory purchases from selected vendors for the ensuing three and twelve-month periods will amount to approximately $750,000 and $1,500,000, respectively. In July 1998 the Company announced that it had received board approval to commence a stock buyback program of up to 300,000 shares of the Company's common stock. As of September 30, 1998, the Company had purchased

35,400 shares of its common stock for $225,985 under the stock buy-back program. The Company anticipates continued purchases under this program. The Company also bought 710,090 warrants to purchase its common stock for $1,000,000 in the third quarter of 1998. No additional purchases of this nature are anticipated.

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

YEAR 2000 ISSUES

     The Company believes that its products are not "date-dependant" or "date-aware", meaning they do not rely upon calendar dates for internal operations or overall product functionality. Furthermore, the Company's products do not pass dates onto other computers, as dates are only used for display purposes. The Company defines Year 2000 compliance as the ability to function properly without interruption before, during, and after January 1, 2000. The Company believes that all its products, including its propriety software, meet this definition of Year 2000 compliance. The Company's internal accounting and manufacturing software will be upgraded in 1998 to a version that the vendor has represented to be Year 2000 compliant. The Company intends to test that software during 1998 and 1999. The Company is currently working with its vendors to determine whether they are Year 2000 compliant. The Company may be required to change vendors that are determined not to be in compliance. The Company's customers use a variety of CAD packages and hardware platforms. Many of these customers will be required to upgrade these CAD packages and operating systems to new versions that are Year 2000 compliant in order to operate their systems. Those customers and future customers that do not elect to upgrade their systems may be unable to generate STL files and thus use or purchase our products. This could have the potential to reduce future revenue, although the Company believes that the overall impact on revenue will not be material. The cost to the Company to determine its Year 2000 compliance has not been material and has been included in its operating results. The Company does not believe that future costs associated with this issue will be material to its financial condition or its results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by the Company to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, the ability of the Company to maintain its gross margins on these sales, and the plans and objectives of management to introduce new products, control expenses, improve profitability, and consummate acquisitions. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company will be able (1) to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in its current product offering, including the Genisys rapid prototyping system that has been especially affected by technological problems, (2) to maintain its gross margins on its present products, (3) to control its operating expenses, especially its selling, general and administrative expenses and (4) to retain and recruit employees with the necessary skills to produce, develop, market, and sell it products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing plans, capital expenditure budgets or other budgets, which may in turn affect the Company's results of operations. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, the Company may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since the Company frequently receives the majority of its orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of the Company's common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data. Schedule

(b)      Reports on Form 8-K.


         The Company filed a report on Form 8-K dated September 30,1998, reporting that it had repurchased warrants to purchase an aggregate of 710,090 shares of the Company's Common Stock from four holders for an aggregate purchase price of $1 million.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        STRATASYS, INC.



                                    By: /s/ Thomas W. Stenoien
                                        --------------------------------
                                        Thomas W. Stenoien
                                        Chief Financial Officer



Dated: November 13, 1998


                                  Exhibit Index

Exhibit     Description
-------     -----------

27.1        Financial Data Schedule