Form 10KSB40
period 1998-12-31
STRATASYS INC
filed 1999-03-31
CIK 915735

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

            Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                            Name of Each Exchange on Which
         Title of Each Class                                   Each Class is Registered
         -------------------                                   ------------------------
        Common Stock, $.01 par value                           The Pacific Exchange Inc.

              Securities registered under Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No/ /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         Revenues for the issuer's most recent fiscal year were $32,437,198.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 18, 1999 as $20,567,679.

         As of March 18, 1999, the Issuer had 6,101,961 shares of Common Stock, $.01 par value, outstanding.

            Transitional Small Business Disclosure Format:  Yes/ /   No   /X/

Documents Incorporated by Reference

         Part III of the Annual Report on Form 10-KSB is herein incorporated by reference from the definitive Proxy Statement to be filed with the Security and Exchange Commission with respect to the Registrant's Meeting of Stock holders scheduled to be held on May 11, 1999.

ITEM  1.    DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         Stratasys, Inc. (the "Company") manufactures and sells a line of rapid prototyping ("RP") devices that create physical models from computerized designs. It was incorporated in Delaware in 1989 and its executive offices are located in Eden Prairie, Minnesota. The Company sold its first product, the 3-D Modeler, commercially in April 1992 and introduced its second product, the Benchtop, in June 1993. Other significant developments in the Company's business are set forth below:

- On October 20, 1994, the Company successfully completed an initial public offering of 1,380,000 shares of its common stock, including 180,000 shares issued upon exercise of the underwriter's over-allotment option. The shares of common stock were sold at $5.00 per share with the Company receiving net proceeds of approximately $5,700,000. The underwriter was also granted warrants to purchase up to 120,000 shares of common stock, exercisable at $7.50 per share, until October 1999, all of which have been exercised.

- On January 1, 1995, the Company purchased certain rapid prototyping assets from International Business Machines Corporation, pursuant to an Assignment and Sale of Rapid Prototyping Technology and Related Assets Agreement dated as of January 1, 1995.

- In March 1996, the Company announced three new products, Genisys(R), the FDM(R) 1650, and the FDM(R) 8000, each of which is oriented to separate stages of a customer's product development cycle. Shipments of the FDM(R) 1650 began in March 1996 and shipments of Genisys(R) began in June 1996. Shipments of the FDM(R) 8000 began in the first quarter of 1997.

- In March 1997, the Company announced the FDM(R) 2000, an enhanced version of the Company's FDM(R) 1650. The Company began shipping the FDM(R) 2000 in the first quarter of 1997.

- In November 1997, the Company announced that the United States Food and Drug Administration granted 510(k) clearance for the Company's MedModeler system, a rapid prototyping system designed for the medical market for anatomical part output from MRI and CT scans.

- In January 1998, the Company introduced the FDM(R) Quantum, which offers large modeling capabilities (second largest build envelope in the industry) combined with significant speed and performance enhancements as compared with the FDM(R) 2000. This product incorporates the new MagnaDrive technology that allows the extrusion heads to move on a bed of air while controlled by electro-magnetic homing devices. Commercial shipments commenced in the first quarter of 1998.

- In January 1999, the Company announced the December 1998 acquisition of rapid prototyping technology consisting of technological assets, including software, documentation and know-how, and tangible personal property,including machinery, equipment, and components of the rapid prototyping technology. The Company paid the seller approximately $5,946,000 in cash for this technology and issued the seller's members warrants to purchase 128,000 shares of the Company's common stock exercisable at $13.875 per share. The Company also paid the seller $519,000 in early 1999 for invoiced development work with respect to the technology.


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

         The Company believes that the RP systems using its patented fused deposition modeling ("FDM(R)") technology and new Genisys(R) technology are the only rapid prototyping systems commercially available that can produce parts from plastic without relying on lasers. This affords the Company a number of significant advantages over other commercially available three-dimensional rapid prototyping technologies, which primarily rely on lasers to create models. Such benefits include:

- the ability to use the device in an office environment due to the absence of hazardous emissions

- the need for relatively little set up of the system for a particular project

-        the availability of a variety of modeling materials

-        the lack of any need for costly replacement lasers and laser parts

The Company's systems can also run virtually unattended, producing models while designers perform other tasks.

         The process involved in the development of a three-dimensional model using the Company's FDM(R) systems begins with the creation of a conceptual geometric model on a CAD workstation. The model is then imported into the Company's proprietary QuickSlice(R) software program, which mathematically slices the conceptual model into horizontal layers that are downloaded into the system. These rapid prototyping machines basically draw cross-sections of the model one layer at a time to create a three-dimensional "blueprint." A spool of thin thermoplastic modeling material feeds into a moving FDM(R) extruding head, which heats the material to a semi-liquid state. This semi-liquid material is then extruded and deposited in ultra-thin flat layers on a base (the "X-Y Stage") in the modeling chamber. As the material is directed into place by the computer-controlled head, layer upon layer, the material solidifies, creating a precise and strong laminated model.

         The Genisys(R) modeling process is similar. Genisys(R) uses Company's proprietary AutoGen(R) software to slice the conceptual model created on a CAD workstation into horizontal layers that are downloaded into Genisys(R). Genisys(R) then uses wafers of polyester modeling material, rather than spools of filament, to feed the extrusion head. The extrusion head heats these wafers and, using a precision hydraulic conical pump, deposits a continuous layer of plastic polymer beads (much like squeezing toothpaste from a tube) onto the X-Y Stage to create a three-dimensional model by building up layers. In comparison to the FDM(R) systems, due to its size, Genisys(R) allows the prototype to be created on a desktop, directly from a workstation, like a 3D printer.

Products

         Modeling Equipment. The Company has been developing and improving its line of rapid prototyping products since its inception in 1989. Since that time, the Company has developed and sold systems including the 3D-Modeler, a smaller benchtop version of the 3D-Modeler called the FDM(R) 1500 Benchtop, introduced in June 1993; an improved benchtop modeler called the FDM(R) 1600 Benchtop, introduced in November 1994; the Company's Protoslice operating software package; its successors, QuickSlice(R) and AutoGen(R); and in some cases, a CAD workstation manufactured by SGI. The FDM(R) 1600 Benchtop offered customers more features than its predecessor, the FDM(R) 1500, including dual heads. As such, it had increased hardware and software performance. Although the Company has discontinued sales of the 3D Modeler, the FDM(R) 1500, SGI workstations and the FDM(R) 1600, it continues to support and manufacture modeling materials for these systems. In addition, the Company no longer sells ProtoSlice, the predecessor to QuickSlice(R).

         In March 1996, the Company introduced three new rapid prototyping machines for commercial sale. Genisys(R) is a 3D desktop printer, which uses the rapid prototyping technology developed by IBM that the Company purchased in 1995. It is useful for the production of conceptual models employed in the early stages of the design cycle, as it enables a designer to produce concept iterations at his desk directly from a workstation in a simple push-button fashion. The FDM(R) 1650 Benchtop can produce functional prototypes at higher speeds than those of its predecessor, the FDM(R) 1600 Benchtop, and can accommodate a variety of engineering modeling materials. The third product, the FDM(R) 8000, is a rapid prototyping device that incorporates QuickSlice(R) software and the filament extrusion method of the Company's FDM(R) products. It is capable of building prototypes up to 24 inches in size with throughput comparable to the Stratasys FDM(R) 2000 described below. The FDM(R) 8000 builds prototype parts using ABS plastics. Distribution of the FDM(R) 1650 Benchtop system began in March and the Genisys(R) system in June 1996, while shipment of the FDM(R) 8000 began in the first quarter of 1997.

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

         In January 1998, the Company announced the FDM(R) Quantum. This system features the second largest build envelope in the industry and incorporates the newly-developed MagnaDrive technology. The MagnaDrive technology, which allows the extrusion head to float on a bed of air while being controlled through electromagnetic devices, offers significant speed and performance enhancements as compared with the FDM(R) 2000. Commercial shipments of the Quantum commenced in the first quarter of 1998.

         The Company's family of rapid prototyping systems offers product designers and developers the ability to create prototypes throughout all stages of the development cycle as well as a wide range of prices from which to choose. The domestic list prices of the Company's systems range from $45,000 for Genisys(R) and reach $325,000 for the Quantum FDM(R). By comparison, the Company's original 3D Modeler sold for between $150,000 and $180,000. The Company also offers special pricing for trade-in systems and upgrades. Customers have the option to purchase an entire rapid prototyping system from the Company or to buy individual components.

         Modeling Material. FDM(R) technology allows the use of a greater variety of modeling materials and colors than other technologies. The Company continues to develop filament modeling materials that meet the customers' needs for increased speed, strength, accuracy, surface resolution and color. These materials are processed into its patented filament form, which is then fed into the FDM(R) systems. The Company's spool-based system has proven to be a significant advantage for its products over Ultra Violet ("UV") polymer systems, because the Company's system allows the user to quickly change material by simply mounting the spool and threading the desired material into the FDM(R) devices. Spools weigh from 2.3 pounds to ten pounds, and the creation of a model may require from 0.1 pound to more than one pound of filament. The spool-based system also compares favorably with UV polymer system because the spool-based system allows the customer to use the system in an office environment and to purchase a single spool, as compared to an entire vat of UV polymer, thereby reducing the customer's up-front costs.

         Currently, the Company has five modeling materials commercially available for use with its FDM(R) technology:

- an elastomer material for applications requiring strength, durability and flexibility, as used in seals or tubing

-        an investment casting wax

- the hard polymer material ABS (named for its three initial monomers, acrylonitrile, butadiene and styrene), which is used commercially to make products such as telephones

-        a medical grade ABS (MABS), used for medical applications

- a release material, which is used for support and removed from the final model

Each material has specific characteristics that make it appropriate for various applications. The ability to use different materials allows the user to match the material to the end use application of the prototype, whether it is a pattern for tooling or a concept model.

         Genisys uses only one type of modeling material, a plastic polymer, which is manufactured in the form of wafers. A total of 50 wafers are held in a cassette, which allows the wafers to be fed into the machine and rapidly extruded in layers. Additional cassettes are easily loaded into the system. Each cassette contains a memory chip that instructs the system as to the parameters and melt temperature of the material lot, which optimizes the automatic build process of the Genisys(R) system.

         The modeling filament and wafers are consumable products that provide additional revenue for the Company.

Operating Software

         The Company offers two proprietary software products: QuickSlice(R) and AutoGen(R). QuickSlice(R) processes three-dimensional computer models to generate operating data for the Company's FDM(R) 1650, 2000, 8000 and Quantum(R) products. AutoGen(R) performs the same function for the Company's Genisys(R) 3-D Printer. The Company has retained copyrights and all other ownership rights for AutoGen(R) and QuickSlice(R).

         QuickSlice(R) is an interactive software product giving users choices ranging from semi-automatic operations to a feature-rich array of options and controls. QuickSlice was originally priced at $7,000.

         In 1994, the Company developed SupportWorks(R), which is used in conjunction with QuickSlice(R) to automatically generate support structures, thereby eliminating a time-consuming manual step in the modeling process. SupportWorks was originally priced at $6,000. In 1995, the Company integrated SupportWorks(R) into QuickSlice(R), which is currently priced at $15,000.

         AutoGen is an easy-to-use software product, giving users semi-automatic operation for the Company's Genisys(R) 3-D Printer. AutoGen is able to choose most options and settings for the user, saving significant operator labor time. AutoGen(R) is included in the Genisys(R) sales price.

Applications of Rapid Prototyping

         Rapid prototyping systems enable engineers and designers to produce models of their engineering designs faster and cheaper than with conventional manual methods. Most companies use rapid prototyping to accelerate new product development and improve time to market. The prototypes themselves are used to test a product's or assembly's form, function and fit to specific tolerances. Companies also use 3D models for tooling as final patterns for a variety of tooling procedures. In addition, several domestic and international manufacturers produce one-of-a- kind orthopedic implants for patients using CT scanning and wax investment casting masters produced with the Company's MedModeler FDM(R) systems.

Potential Future Applications

         The Company has positioned its products to be used as devices that support CAD systems in a variety of design and manufacturing industries. Current applications include:


         -     automotive                    -     electronics

         -     aerospace                     -     medical

         -     consumer products


The Company's systems are also used in service bureaus and educational institutions. Additional future applications include:

         -     conceptual design             -     architectural design

         -     casting                       -     rapid manufacturing of small-
                                                   volume custom parts

         -     precision prototypes          -     fit, form and function
                                                   testing, secondary tooling,
                                                   and mold-making

         -     consumer packaging

         Among potential medical applications, rapid prototyping is being used to produce accurate models of internal organs, bones or skulls for pre-operative evaluations or modeling of prostheses. In such uses, the Company's products could serve as peripheral devices for CT and MRI devices.


Marketing, Distribution and Customers

         The strategic focus of the Company's marketing efforts begins with identifying the needs of product managers, conceptual designers, design and manufacturing engineers and production specialists in manufacturing and design companies. The Company then seeks to understand a customer's needs and requirements. To satisfy those needs, the Company offers a broad array of products, ranging from the low cost, easy-to-use Genisys 3D Printer, to the large-scale, fast and precise FDM(R) Quantum. The Company has sold systems to, the following representative customers.

                            REPRESENTATIVE CUSTOMERS


-        General Motors
         Corporation

-        Ford Motor Company

-        Chrysler Corporation

-        Lockheed Martin

-        Square D Company

-        Whirlpool Corporation

-        Callaway Golf

-        Snap-On Tools
         Corporation

-        Xerox

-        Biomet, Inc.

-        St. Jude Medical

-        Motorola

-        Eastman Kodak
         Company

-        Marubeni

-        Hewlett-Packard

-        Brooks Air Force Base

-        Westinghouse Electric
         Corporation

-        Lego

-        Federal Bureau of
         Investigation

-        NASA


         It has also sold systems to service bureaus, universities and distributors in the United States and abroad. The Company sells both complete rapid prototyping systems and separate components.

         The Company uses a variety of tactical marketing methods to reach potential customers, including Web- based marketing, press releases, trade magazine articles, customer studies, brochures, direct mailings, telemarketing programs, trade show demonstrations, videos and a Web site (www.Stratasys.com). In addition, the Company has developed domestic and international on-site demonstration capabilities.

         Domestically, the Company sells directly to its customers. In 1997, the Company organized its domestic FDM(R) sales force into three regions. Salespersons and management reside in the regions they service. In addition, Genisys(R) resellers have been assigned to managers within this regional framework. The Company markets internationally through a network of distributors and sales representatives. During the years ended December 31, 1998 and 1997, export sales amounted to approximately $14,018,400 and $12,639,000, respectively.

          No customer accounted for more than 10% of sales in 1998 or 1997.

Warranty and Service

         The Company provides a 90-day warranty on its systems sold domestically and a one-year warranty on those sold internationally. In addition, the Company offers annual service and maintenance contracts for its systems. The service contracts include updates of the Company's software systems. Annual service contracts for the Company's FDM(R) systems are priced from $10,000 to $32,000, while annual service contracts for the Genisys(R) system are priced from $6,000 to $10,000.

Manufacturing

         The Company's manufacturing process consists of the manual assembly of purchased components. The Company obtains all parts used in the manufacturing process either from distributors of standard electrical or mechanical parts or from custom fabricators of the Company's proprietary designs. The Company currently operates on a build-to-inventory basis.

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

         The Company maintains an inventory of most of its necessary supplies, which facilitates the assembly of products required for production. The Company's sole current supplier of the X-Y Stage for the FDM(R) 1650, FDM(R) 2000 and FDM(R) 8000 Benchtop systems is Asymtek; and its sole current supplier of the FDM(R) head motors is MircoMo Electronics, Inc. The Company also has sole suppliers for two key components of its new FDM(R) Quantum system. The Company considers all of these suppliers to be reliable. Nevertheless, the Company maintains an inventory of such components to support continued supply. Furthermore, the Company believes that the supplier of the X-Y Stage could be replaced by in-house design and production of the part within a three-month period, if necessary; and the Company could employ FDM(R) head motors from other suppliers by modifications to the design of the FDM(R) 1650 and 2000 Benchtops and FDM(R) 8000. In-house development to replace the vendors of the Quantum(R) components would take four to eighteen months to accomplish. In regard to other parts and materials, the Company uses multiple sources of supply and does not believe that it is dependent on any single supplier. Although the Company believes that it maintains adequate inventories of vendor-specific materials, the loss of a supplier of such vendor-specific materials or compounds could result in a delay in the manufacture and delivery of those materials and compounds resulting from the need to retest and recertify products supplied by one or more new vendors. The Company considers its relationships with its suppliers to be good.

Research and Development

         The Company has devoted significant time and resources to the development of a universally compatible and user-friendly software system. The Company believes that ongoing research and development efforts are essential to its continued success. Accordingly, the Company's engineering development efforts will continue to focus on improvements to the FDM(R) and Genisys(R) technology and development of new modeling processes, materials, software and products. To date, much of the Company's activity has been focused on research and development. For the years ended December 31, 1998 and 1997, the Company's research and development expenses, excluding the non-recurring charge for purchase of in-process engineering, were approximately $5,944,000 and $5,055,000.

         The Company's filament development and production operation is located at its facility in Eden Prairie, Minnesota. The Company regards the filament formulation and manufacturing process as a trade secret, and the Company holds patent claims on filament usage in its products.

Intellectual Property

         The Company considers its proprietary technology to be material to the development, manufacture, and sale of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Scott Crump, the Company's President, was granted two U.S. patents that cover many claims relating to various aspects of its products, FDM(R) technology and the associated modeling process. The term of one patent lasts until June 9, 2009, and the term of the other lasts until August 23, 2011. The patents have been assigned to the Company. In addition, other employees of the Company have assigned to the Company patents and patent applications for other rapid prototyping processes and apparatuses associated with the FDM(R) process. As part of its purchase of rapid prototyping technology assets from IBM, the Company was also assigned the rights and title to three patents developed by IBM, which cover the Genisys(R) system and which the Company believes will further augment its own product lines. The Company recorded these patents domestically and is in the process of recording them in certain foreign countries. The terms of these patents extend until June 7, 2005, April 12, 2011, and May 17, 2011. In total, the Company currently owns eleven primary U.S. patents.

         Corresponding patent applications covering the same claims that are contained in the Company's issued patents have been initiated in various foreign countries. Other foreign patent applications have also been filed, including the patent applications assigned to the Company by IBM. The Company's registered trademarks include:

                              REGISTERED TRADEMARKS


-        Stratasys, Inc.

-        3D Modeler

-        QuickSlice

-        3D Plotter

-        3D Visualizer

-        FDM

-        Genisys

-        AutoGen

-        3D Visualizer

-        FD

-        FDMM

-        FDC

-        BMD


Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have also been filed in Japan and the European Community.

Competition

         The Company competes in a marketplace that is still dominated by conventional methods of model-making and prototype development. Machinists and engineers working from blueprints or CAD files and using machining or by-hand methods generally perform the prototype development and fabrication. The Company believes that there is currently no other commercial producer of 3D modeling devices that uses a single-step, non-toxic technology similar to the Company's FDM(R) and Genisys(R) technologies. Most other rapid prototyping or 3D printing systems involve an additional post-processing step, such as curing the part after construction of the model or prototype. The Company's FDM(R) and Genisys(R) technologies do not rely on the laser or light technology used by many other commercial manufacturers in the rapid prototyping industry.

         The Company's competitors employ a number of different technologies in their rapid prototyping devices. 3D Systems, D-MEC, Mitsui and Teijin Seiki Co. use stereolithography in their products. 3D Systems, in which Ciba-Geigy has a substantial interest, introduced the first rapid prototyping product. The Company believes that 3D Systems accounts for approximately 28% of sales of rapid prototyping units to date. DTM Corporation produces machines that use lasers to sinter or harden powdered material. Helisys, Inc. utilizes lasers to cut and laminate sheets of materials, such as paper. The Company believes that its FDM(R) and Genisys(R) technologies have important advantages over the products of these companies. These advantages include:

-        the ability to be used in an office environment

-        the availability of multiple modeling materials

-        a one-step process

Sanders Prototype, Inc. and 3D Systems have developed prototyping systems that use ink-jet technology to deposit wax material layer by layer, which can be used in an office environment. A smoothing or milling process is required between each deposited layer to maintain accuracy in these processes. Certain of the Company's competitors have greater financial and marketing resources than the Company.

         The Company believes that in 1998 it sold more units than any other rapid prototyping company and was the second largest RP company in revenue. According to a March 1998 report by Wohlers Associates, Inc., the Company was the second largest rapid prototyping vendor in the world in terms of both revenue and units shipped in 1997.

Employees

         As of March 12, 1999, the Company had 178 full-time employees and 16 subcontractors or temporary employees. While the Company has separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and the Company has not experienced a work stoppage. The Company believes its employee relations are good.

Governmental Regulation

             General

         The Company is subject to various local, state and federal laws, regulations and agencies that affect businesses generally. These include:

- regulations promulgated by federal and state environmental and health agencies

-        the federal Occupational Safety and Health Administration

- laws pertaining to the hiring, treatment, safety and discharge of employees

         FDA Regulation

            The FDA has the authority to regulate the preclinical and clinical testing, manufacture, labeling, distribution, and promotion of the Company's MedModeler FDM(R) system as a Class II medical device under the Federal Food, Drug, and Cosmetic Act of 1976. Before a new device can be introduced into the market, the manufacturer must generally obtain prior FDA permission to market it through either clearance of a 510(k) notification to the FDA or approval of a pre-market application ("PMA"). The FDA will grant a 510(k) clearance if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for PMA's. After a device receives 510(k) clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or would constitute a major change in the intended use of the device, will require a new 510(k) submission.

             In November 1997, the Company announced that the FDA granted the MedModeler FDM(R) system 510(k) clearance. The Company has subsequently made modifications to the MedModeler, which it believes do not require the submission of a new 510(k) notification. There can be no assurance, however, that the FDA would agree with the determination by the Company not to submit, or would not require the Company to submit, a new 510(k) notification for any of these changes. If the FDA requires the Company to submit a new 510(k) notification for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notification is cleared by the FDA.

         The MedModeler and any other medical devices manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA. The Company's manufacturing facility will be subject to inspection by the FDA to assure compliance with its Quality System Regulation ("QSR"), which imposes testing, control, documentation and other quality assurance procedures. In addition, the Company will be subject to other regulatory requirements that usually apply to medical devices marketed in the United States, including :

-            labeling regulations

- Medical Device Reporting ("MDR") regulations which require that a manufacturer report to the FDA certain types of adverse events involving its products

- the FDA's prohibitions against promoting products for unapproved or "off-label" uses

In addition, Class II devices can be subject to additional special controls that do not apply to Class I devices, such as performance standards, postmarket surveillance, patient registries, and FDA guidelines. Failure to comply with applicable requirements could result in FDA enforcement action, including, among other things:

-            fines

-            injunctions

-            civil penalties

-            refusal to grant pre-market clearances or approvals

-            recall or seizure of the products

-            withdrawal of marketing approvals

-            criminal prosecution recall or seizure of the products


Although the Company believes that any such enforcement action would not have a material adverse effect on the Company's ability to market its products other than as medical devices, any such enforcement action could have a material adverse effect on its ability to market the MedModeler FDM(R) system

             The MedModeler FDM(R) system may be subject in certain instances to regulation by foreign regulatory authorities to the extent that the Company seeks to market it outside the United States.


ITEM 2.     PROPERTIES.

            The Company's executive offices and production facilities presently occupy approximately 87,156 square feet in two adjacent buildings in Eden Prairie, Minnesota, near Minneapolis. The Company occupies a 27,756 square foot facility under a lease that was to expire on July 31, 1999. In July 1998, the Company extended this lease until July 31, 2002. In October 1996, the Company leased an additional 59,400 square feet of office and production space in a building adjacent to its original Eden Prairie premises under a lease expiring in October 1999. Approximately 40% of the new premises will be sublet until needed by the Company. The Minnesota facilities are used for machine assembly and filament production, as well as sales, administration and operations. The current monthly rent for the premises occupied by the Company total approximately $36,600. The Company does not require a large space for production, because it assembles its devices from sub-assemblies manufactured by outside vendors.

            The Company opened two regional sales offices in 1997. In June 1997, the Company entered into a three year lease to occupy 1,912 square feet of space in Southfield, Michigan, a suburb of Detroit. This lease expires in May 2000, with monthly rent of approximately $3,019. In September 1997, the Company entered into a three-year lease to occupy 2,504 square feet of space in Ontario, California. The lease expires in May 2000, with base monthly rent of approximately $3,005. The Company is also responsible for real estate taxes, insurance, utilities, trash removal and maintenance expenses at all of these premises. In November 1997, the Company's German subsidiary entered into a lease to occupy 4,360 square feet of space in Frankfurt, Germany. The lease expires in November 2001, with base monthly rent of approximately $6,100.


ITEM 3.     LEGAL PROCEEDINGS.

            The Company is not a party to any pending legal or administrative proceeding, and its property is not subject to any such proceeding, other than actions arising in the ordinary course of the Company's business, which the Company believes are not material.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

            No matter was submitted to a vote of Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

            The Company's common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System National Market ("Nasdaq") under the symbol SSYS and is traded on The Pacific Stock Exchange Incorporated under the symbol SAS.

            The following table sets forth the high and low closing bid prices of the Company's common stock for each quarter from January 1, 1997 through the fiscal year ended December 31, 1998.

                                                                      High             Low
Fiscal Year Ended December 31, 1998                                      Bid Prices ($)
-----------------------------------                                      --------------
January 1, 1998 - March 31, 1998                                      13.50           7.385
April 1, 1998 - June 30, 19986                                        12.125          7.875
July 1, 1998 - September 30, 1998                                      8.688          5.125
October 1, 1998 - December 31, 1998                                    7.438          4.50


Fiscal Year Ended December 31, 1997
-----------------------------------
January 1, 1997 - March 31, 1997                                      23.00          16.625
April 1, 1997 - June 30, 1997                                         25.75          15.00
July 1, 1997 - September 30, 1997                                     18.00          13.00
October 1, 1997 - December 31, 1997                                   17.75          10.25


             There were approximately 156 stockholders of record of the Company's common stock as of March 18, 1999.

DIVIDENDS

             The Company has not paid or declared any cash dividends to date and does not anticipate paying any in the foreseeable future. The Company intends to retain earnings, if any, to support the growth of the Company's business.


RECENT SALES OF UNREGISTERED SECURITIES

             In November 1998, the Company issued warrants to purchase 20,000 shares of its common stock, exercisable at $5.00 per share and expiring in November 2002, to the Company's investors relations firm in connection with services rendered by that firm. The Company relied upon Section 4(2) promulgated under the Securities Act of 1933, as amended (the "Securities Act"), for the exemption from registration under the Securities Act in connection with the issuance of the warrants.

             In November 1998, the Company issued warrants to purchase 6,000 sharers of its common stock, exercisable at $5.00 per share and expiring in November 2004, to an employee of a company developing technology on behalf of the Company as an incentive. The Company relied upon Section 4(2) promulgated under the Securities Act for the exemption from registration under the Securities Act in connection with the issuance of the warrants.

             Under a Technology Sale and Assignment Agreement, dated as of December 21, 1998, the Company agreed to issue warrants to purchase 128,000 shares of its common stock to members of the seller, as partial consideration for the in-process rapid prototyping engineering sold under this Agreement. Each of the seller's members represented that it was an accredited investor under Regulation D. The Company issued the warrants on January 4, 1999. The Company relied upon Section 4(2) promulgated under the Securities Act for the exemption from registration under the Securities Act in connection with the issuance of the warrants.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company develops, manufactures, and markets a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, the Company's growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for the Company. The Company's current and future growth is largely dependent upon its ability to penetrate new markets, and develop and market new rapid prototyping devices and applications that meet the needs of its current and prospective customers. New product developments will focus on various rapid prototyping devices, modeling materials, and software enhancements. The Company anticipates that in 1999 its primary business strategy will focus on expanding international and domestic sales of its existing family of rapid prototyping devices, while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software. In addition, the Company expects to incur expenditures throughout 1999 for the development of the technology it purchased in December 1998. The Company does not expect to commercialize this technology until the latter part of 1999. The Company can give no assurances that it will successfully develop this technology or that it will avoid developmental delays that could negatively impact the commercialization of this technology.

          In February 1998 the Company introduced the FDM(R) Quantum. The Quantum incorporates a new technology called the MagnaDrive(TM) system. This system offers frictionless movement of its extrusion head that floats on a bed of air while controlled through a precise electromagnetic homing device. The Quantum offers a large-build envelope combined with throughput improvements that offer faster model build times. The Company has continued to market the FDM(R) 8000, its first large envelope system. Continuing software and hardware enhancements to improve the performance, throughput, and capabilities of the Company's products have also been introduced.

          Net revenue derived from sales of the Company's rapid prototyping devices, modeling materials, and maintenance has increased each year since 1990. Management expects, but cannot assure, that this trend will continue. The Company believes that it shipped more rapid prototyping systems than any of its competitors in 1998, and that it recorded the second highest revenues within the industry in 1998. It can give no assurances, however, that this trend will continue. The Company's operating income, excluding the non-recurring charge in the fourth quarter of 1998 for the purchase of in-process research and development, declined in 1998 as compared with 1997, in spite of the 9.5% revenue growth. The Company significantly expanded its expenditures on research and development ("R&D") for both new products and sustaining engineering. R&D as a percentage of sales increased to 18.3% in 1998 as compared to 17.1% in 1997. While Selling, General and Administrative ("SG&A") expenses increased by 4.4% in 1998 as compared with 1997, this growth was considerably less than the revenue growth of the Company. Much of the SG&A increase was due to the full year operation of the Company's sales offices in Michigan, California and Germany. The Company's headcount expanded from 177 employees and contractors at the end of 1997 to 194 employees and contractors at the end of 1998. The majority of these additions were in the sales and engineering departments. Future profitability of the Company will be dependent upon the Company's ability to control its operating expenses while increasing revenues. The Company does not believe that meaningful improvements to its gross margins are achievable, and gross margins could possibly decline in the event that significant price competition emerges within the industry or if the Company's product mix were to change dramatically. While the Company believes that profitability will improve in 1999 as compared with 1998 as a result of operating expense control, it can give no assurance that these results will be realized.

          The Company believes that the rapid prototyping industry is growing at approximately 10-15% per year. It believes that there is a trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable market exists for concept or visualization 3D printers. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping and concept-modeling needs. Certain market segments in the industry have not demonstrated pricing sensitivity. These segments are more interested in modeling envelope size, modeling material variety, throughput, and part quality, which should allow growth to continue for higher priced rapid prototyping systems addressing these needs.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

          The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statement of income.

                                                              For the years ended December 31,
                                                                  1998                 1997
         Net sales                                               100.0%               100.0%
         Cost of sales                                            34.2 %               32.7%
         Gross margin                                             65.8 %               67.3%
         Selling, general, and administrative expenses            47.2%                49.5%
         Purchased in-process research and development            20.1%                 0.0%
         Research & development expense                           18.3%                17.1%
         Operating income (loss)                                 (19.8%)                 .7%
         Other income                                              2.3%                 1.5%
         Income (loss) before taxes                              (17.6%)                2.2%
         Income taxes (benefit)                                   (7.3%)                 .4%
         Net income (loss)                                       (10.2%)                1.7%

NET SALES

          Net sales for the year ended December 31, 1998 were $32,437,198, compared with sales of $29,636,370 for the year ended December 31, 1997. This represents an increase of $2,800,828, or 9.5%. Sales of the FDM Quantum were strong throughout the year, following its introduction in the first quarter of 1998. The Company's FDM Benchtop systems, including refurbished and upgraded systems, continued to account for a majority of the Company's revenue in the year ended December 31, 1998. Gensiys systems, consumable, and maintenance revenue increased significantly in the twelve months ended December 31, 1998 as compared with the comparable 1997 period. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS and other material selections, and increased emphasis on the sale of maintenance contracts.

          The Company booked 270 orders for new systems and sold 262 systems in 1998. System sales in 1998 included gross sales of all systems, including trade-in and upgrade systems. Consumable and maintenance revenue increased by approximately 64% in 1998 as compared with 1997, and continued to constitute one of the fastest growing components of the Company's revenue mix. The Company ended 1998 with an order backlog of approximately $3,500,000 compared with an order backlog of approximately $1,000,000 at December 31,1997. The 1998 backlog is the highest in the Company's history.

          Domestic sales accounted for approximately 57% of total revenue, which equals the 57% recorded in 1997. In the United States, the eastern and central regions recorded the most revenue, while the western region was weak. Europe accounted for approximately 19% of total revenue in 1998, down from 20% of 1997 revenue. The Company's combined Asia-Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 22% of total revenue, up from the 20% attained in 1997. Historically, the Company has derived a larger percentage of its revenues from Europe as well as countries other than Japan in the Asia-Pacific region. The Company believes that 1999 sales into the Asia Pacific countries that have been most impacted by the recent currency and economic turbulence will be weak. These countries include Singapore, Thailand, Indonesia, and Malaysia. Sales in the remainder of the Asia Pacific countries are expected to remain strong in 1999, while sales into Europe are expected to improve as well. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions.

GROSS PROFIT

          Gross profit increased to $21,347,127, or 65.8% of sales, in the year ended December 31, 1998, compared with $19,939,905, or 67.3% of sales, in the year ended December 31, 1997, an improvement of $1,407,222, or 7.1%. Gross profit increased due to higher sales volume, with a significant contribution from sales of the Company's Quantum systems. Gross profit was negatively impacted by higher material cost of goods sold that primarily resulted from changes in the Company's product mix.

OPERATING EXPENSES

          SG&A expenses increased to $15,319,918 for the year ended December 31, 1998, from $14,676,175 for the year ended December 31, 1997. This represents an increase of $643,743, or 4.4%. Personnel expenses, primarily in the Company's sales organization, and regional office expenses accounted for much of the increase in 1998 as compared with 1997.

          R&D expenses, excluding the non-recurring charge for the purchase of in-process research and development, increased to $5,943,926 for the year ended December 31, 1998 from $5,054,767 for the year ended December 31, 1997. The increase in 1998 over 1997 amounted to $889,159, or 17.6%. Payroll related expenses, materials, and professional services accounted for much of the increase in R&D expenses in 1998 as compared with 1997. The non-recurring pre-tax charge for the purchase of in-process research and development amounted to $6,512,665, and was expensed because of the risk associated with the purchased research and development as well as the significant amount of engineering resources that will be committed by the Company to commercialize this technology.

          The Company's operating loss for the year ended December 31, 1998 amounted to $6,429,382, or 19.8% of sales, compared with operating income of $208,963, or .7% of sales, for the year ended December 31, 1997. Without the non-recurring charge, operating income would have been $83,283, or .3% of sales.

OTHER INCOME

          Other income and expense netted to $736,037 in 1998 compared with $435,293 in 1997. Interest income amounted to $789,638, an increase of $292,825 compared with 1997. This was due to a higher average balance of cash and marketable securities. Interest expense declined by $7,919 to $53,601 in 1997 as the Company paid off various capitalized leases.

NET INCOME (LOSS)

          The net loss for 1998 amounted to $3,318,015 compared with net income of $514,833 in 1997. This resulted in a loss per common and common equivalent share of $.55, compared with income per common and common equivalent share (diluted) of $.09 in the period ended December 31, 1997. Excluding the non-recurring charge for the purchase of in-process research and development, the Company's net income for the period ending December 31, 1998 would have been approximately $533,000, which represents income per common and common equivalent share (diluted) of $.09.

LIQUIDITY AND CAPITAL RESOURCES

          Operating activities during 1998 provided cash of $5,736,609, primarily reflecting decreases in accounts receivable of $1,827,218 and inventory of $456,542, combined with increases in the Company's accounts payable and other current liabilities of $519,624. These changes resulted from a general tightening of credit terms and increased focus on working capital management. In addition, the Company's core business, excluding the non-recurring charge for the purchase of in-process research and development, was profitable in 1998, resulting in a profit of approximately $533,000. In 1997 the Company used cash of $597,363 in its operating activities, principally as a result of increased accounts receivable and inventories of $1,058,899 and $2,843,140, respectively, combined with a reduction in accounts payable and other current liabilities of $556,213. The use of cash in 1997 was partially offset by the Company's net income of $514,833, coupled with increases in unearned maintenance revenues of $1,344,226. The Company used $1,691,536 of cash in its 1998 investing activities, including $1,190,567 used for the acquisition of property and equipment, and $341,980 for payments for intangible assets. The Company used $151,089 for net purchases of marketable securities in the same 1998 period. In the 1997 period the Company used $185,049 of cash in its investing activities, including $2,048,884 for the acquisition of property and equipment and $173,635 for payments for intangible assets, which was offset by net proceeds from the sale of marketable securities of $2,131,527. In 1998, the Company's financing activities used net cash of $1,891,103, which included $1,000,000 for the repurchase of warrants and $781,927 for the purchase of treasury stock under its stock buyback program. In 1997, financing activities provided net cash proceeds of $5,933,676, $6,166,806 of which was generated from the sale of the Company's common stock. The net increase in cash for the year ended December 31, 1998 amounted to $2,127,607 as compared with a net increase of $5,151,264 for the comparable 1997 period. The Company's ending cash and cash equivalents balances as of December 31, 1998 and 1997 were $11,243,839 and $9,116,232, respectively.

          At December 31, 1998, the Company's cash, cash equivalents, and marketable securities balances totaled $15,837,749. In early 1999, the Company paid approximately $6,500,000 in cash for the purchased in-process research and development that was transferred in December 1998. The remainder of these assets will be used by the Company for working capital purposes, for improvement to facilities, for new product development and tooling, for acquisition of production equipment and computers, for increased selling and marketing activities, and for engineering costs required to develop and commercialize the in-process research and development acquisition. Additionally, the Company may continue its common stock buyback program. Management believes that the Company's revenue from operations, its current cash and cash equivalents balance, and the proceeds from the sale of short-term marketable securities should provide sufficient cash resources to finance its operations for at least 24 months.

          The Company has historically been unable to finance its growth from cash generated from operations. Furthermore, the Company's working capital requirements may significantly increase if revenue growth slows, if R&D expenses related to new product development accelerate, including development of the in-process research and development that the Company recently acquired, or if significant operating losses occur. No assurances can be given as to the adequacy of the Company's working capital to support the Company's operations following a period of losses. If the existing cash balances are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be able to raise additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

          As of December 31, 1998, the Company had gross accounts receivable of $10,248,177, less an allowance of $409,341 for returns and doubtful accounts. Historically, the Company's bad debt expense has been minimal. However, at December 31, 1998, large balances were concentrated with certain international distributors. While the Company can give no assurances, it believes that most, if not all, the accounts receivable balances will ultimately be collected.

          The Company's total current assets amounted to $31,548,536 at December 31, 1998, the majority of which consisted of cash, cash equivalents, marketable securities, inventories and accounts receivable. Total current liabilities amounted to $12,893,772, $6,464,709 of which was for the purchased in-process research and development payable. The Company's debt is minimal, consisting primarily of principal payments due under capital leases of $370,996. The Company estimates that it will spend approximately $1,600,000 in 1999 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. As of December 31, 1998, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending December 31, 1999 amount to approximately $2,000,000.

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

YEAR 2000 ISSUES

          The Company believes that its products are not "date-dependant" or "date-aware", meaning they do not rely upon calendar dates for internal operations or overall product functionality. Furthermore, the Company's products do not pass dates onto other computers, as dates are only used for display purposes. The Company defines Year 2000 compliance as the ability to function properly without interruption before, during, and after January 1, 2000. The Company believes that all its products, including its propriety software, meet this definition of Year 2000 compliance. The Company's internal accounting and manufacturing software was upgraded in 1998 to a version that the vendor has represented to be Year 2000 compliant. The Company intends to test that software during 1999. The Company is currently working with its vendors to determine whether they are Year 2000 compliant. The Company may be required to change vendors that are determined not to be in compliance. The Company's customers use a variety of CAD packages and hardware platforms. Many of these customers will be required to upgrade these CAD packages and operating systems to new versions that are Year 2000 compliant in order to operate their systems. Those customers and future customers that do not elect to upgrade their systems may be unable to generate certain required files and thus use or purchase our products. This could have the potential to reduce future revenue, although the Company believes that the overall impact on revenue will not be material. The cost to the Company to determine its Year 2000 compliance has not been material and has been included in its operating results. The Company does not believe that future costs associated with this issue will be material to its financial condition or its results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

          All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by the Company to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, the ability of the Company to maintain its gross margins on these sales, and the plans and objectives of management to introduce new products, control expenses, improve profitability, and develop and commercialize the purchased in-process technology. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in its current product offering, including the Genisys rapid prototyping system that has been especially affected by technological problems,
(2) will be able to maintain its gross margins on its present products, (3) will be able to control its operating expenses, (4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell its products, and (5) will be able to further develop and commercialize the purchased in-process research and development that the Company acquired in December 1998. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing plans, its capital expenditure budgets, or its engineering, selling or other budgets, which may in turn affect the Company's results of operations or the success of its engineering efforts. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, the Company may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since the Company frequently receives the majority of its orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of the Company's common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 7.   FINANCIAL STATEMENTS.

          This information that appears following Item 13 of this report and is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          The Company did not have any changes in or disagreements with its accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 11, 1999.


ITEM 10.   EXECUTIVE COMPENSATION.

          Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 11, 1999.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 11, 1999.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 11, 1999.


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

10.4              Employee Confidentiality Agreement between the Company and Lisa Crump, dated October 15,
                  1990. (1)

10.5              Stratasys, Inc. Employee Stock Option Plan #1. (1)

10.6              Amended and Restated Stratasys, Inc. 1994 Stock Plan. (3)

10.7              Second Amended and Restated Stratasys, Inc. 1994-2 Stock Plan. (8)

10.8              Stratasys, Inc. 1998 Stock Option Plan. (10)

10.9              Asset Purchase Agreement between the Company and IBM dated January 1, 1995. (4)

10.10             Equipment Lease Agreement between the Company and IBM dated January 1, 1995. (4)

10.11             Assignment, dated October 23, 1989, from S. Scott Crump to the
                  Company with respect to a patent application for an apparatus and method for creating three-dimensional objects. (7)

10.12             Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects. (7)

10.13             Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb, William R. Priedeman,
                  Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling. (7)

10.14             Lease between the Company and Welsh Edenvale Partners '86, dated October 9, 1992 (1)

10.15             Amendment #4 to Lease between the Company and Welsh Edenvale Partners '86, dated October 9,
                  1992, between the Company and Carpenter Land Company LLP, dated July 27, 1998.

10.16             Lease between the Company and Richard A. Burke, dated October 14, 1996. (9)


10.17             Warrant Purchase Agreement by and among the Company and certain holder's of the Company's
                  Warrants dated September 30, 1998. (11)

10.18             Technology Sale and Assignment Agreement, between the Company and SEK Technologies LLC, dated as of December 21, 1998. (12)

10.19             User Agreement, between the Company and SEK Technologies LLC, dated as of August 21,
                  1997. (12)

10.20             Option Agreement, between the Company and SEK Technologies LLC, dated August 21, 1997.
                  (12)

10.21             Form of Registration Rights Agreement, between the Company and holders of Investment Units in
                  SEK Technologies LLC, dated as of January 4, 1999. (12)

21.1              Subsidiaries of the Company. (5)

23.1              Consent of Rothstein, Kass & Company, P.C.

27.1              Financial Data Schedule.

(1)               Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No.
                  33-83638-C) filed September 2, 1994

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

(10)              Incorporated by reference from the Company's definitive Proxy Statement on Schedule 14A with respect to the Company's 1998 Annual Meeting of Stockholders.

(11)              Incorporated by reference from the Company's Form 8-K filed on October 16, 1998.

(12)              Incorporated by reference from the Company's Form 8-K filed January 15, 1999.

(b)               Reports on Form 8-K

            The Company filed Current Reports on Form 8-K on October 16, 1998 and January 15, 1999.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1999
                                               STRATASYS, INC.
                                               By: /s/ S. Scott Crump
                                                   ----------------------------
                                                   S. Scott Crump, President

            In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ S. Scott Crump                    Chairman of the Board of Directors,               March 31, 1999
-----------------------------         President, Chief Executive Officer,
S. Scott Crump                        Treasurer, (Principal Executive Officer)

/s/ Thomas W. Stenoien                Chief Financial Officer                           March 31, 1999
-----------------------------         (Principal Financial and Accounting Officer)
Thomas W. Stenoien

/s/ Ralph E. Crump                    Director                                          March 31, 1999
-----------------------------
Ralph E. Crump

/s/ Clifford H. Schwieter             Director                                          March 31, 1999
-----------------------------
Clifford H. Schwieter

/s/ Arnold J. Wasserman               Director                                          March 31, 1999
-----------------------------
Arnold J. Wasserman

/s/ Gregory L. Wilson                 Director                                          March 31, 1999
-----------------------------
Gregory L. Wilson

/s/ Cameron Truesdell                 Director                                          March 31, 1999
-----------------------------
Cameron Truesdell

                        STRATASYS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 1998 AND 1997

                                 STRATASYS, INC.
                                AND SUBSIDIARIES


CONTENTS








INDEPENDENT AUDITORS' REPORT                                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS
     Balance Sheets                                                                     F-2
     Statements of Operations and Comprehensive Income (Loss)                           F-3
     Statements of Stockholders' Equity                                                 F-4
     Statements of Cash Flows                                                       F5 - F6
     Notes to Financial Statements                                                 F7 - F18

INDEPENDENT AUDITORS' REPORT




Board of Directors
Stratasys, Inc.


We have audited the accompanying consolidated balance sheets of Stratasys, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratasys, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                             /s/ Rothstein, Kass & Company, P.C.
                                                 Rothstein, Kass & Company, P.C.




Roseland, New Jersey
January 29, 1999

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

=====================================================================================================================
DECEMBER 31,                                                                            1998                 1997
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                           $ 11,243,839         $  9,116,232
Marketable securities                                                                  4,593,910            4,441,380
Accounts receivable, less allowance for returns and
 doubtful accounts of $409,341 in 1998 and $514,461
  in 1997                                                                              9,838,836           11,666,054
Inventories                                                                            5,035,588            5,492,130
Prepaid expenses                                                                         593,363              226,698
Deferred income taxes                                                                    243,000            1,051,000
                                                                                    ------------         ------------
Total current assets                                                                  31,548,536           31,993,494
                                                                                    ------------         ------------
PROPERTY AND EQUIPMENT, net                                                            3,601,829            3,445,265
                                                                                    ------------         ------------

OTHER ASSETS
Intangible assets, net                                                                 2,788,769            3,376,038
Deferred income taxes                                                                  3,072,000                   --
Other                                                                                    179,042              169,633
                                                                                    ------------         ------------
                                                                                       6,039,811            3,545,671
                                                                                    ------------         ------------
                                                                                    $ 41,190,176         $ 38,984,430
                                                                                    ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Obligations under capital leases, current portion                                   $    177,669         $    144,137
Purchased in-process research and development payable                                  6,464,709
Accounts payable and other current liabilities                                         3,601,570            3,066,342
Unearned maintenance revenues                                                          2,649,824            2,426,270
                                                                                    ------------         ------------
Total current liabilities                                                             12,893,772            5,636,749
                                                                                    ------------         ------------
DEFERRED INCOME TAXES                                                                         --              124,000
                                                                                    ------------         ------------
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                   193,327              136,314
                                                                                    ------------         ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, authorized 15,000,000 shares; issued 6,100,524 shares in 1998 and 6,079,659
  shares in 1997                                                                          61,005               60,797
Capital in excess of par value                                                        32,710,484           33,556,084
Accumulated deficit                                                                   (3,847,529)            (529,514)
Accumulated other comprehensive loss                                                     (38,956)
Less cost of treasury stock, 137,300 shares                                             (781,927)
                                                                                    ------------         ------------
Total stockholders' equity                                                            28,103,077           33,087,367
                                                                                    ------------         ------------
                                                                                    $ 41,190,176         $ 38,984,430
                                                                                    ============         ============


See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


=============================================================================================
YEARS ENDED DECEMBER 31,                                        1998                 1997
---------------------------------------------------------------------------------------------
OPERATIONS

SALES                                                       $ 32,437,198         $ 29,636,370

COST OF SALES                                                 11,090,071            9,696,465
                                                            ------------         ------------

GROSS PROFIT                                                  21,347,127           19,939,905

COSTS AND EXPENSES
Research and development                                       5,943,926            5,054,767
Purchased in-process research and development                  6,512,665
Selling, general and administrative                           15,319,918           14,676,175
                                                            ------------         ------------
                                                              27,776,509           19,730,942
                                                            ------------         ------------
OPERATING INCOME (LOSS)                                       (6,429,382)             208,963
                                                            ------------         ------------

OTHER INCOME (EXPENSE)
Interest and other income                                        789,638              496,813
Interest expense                                                 (53,601)             (61,520)
                                                            ------------         ------------
                                                                 736,037              435,293
                                                            ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                   (5,693,345)             644,256

INCOME TAXES (BENEFIT)                                        (2,375,330)             129,423
                                                            ------------         ------------

NET INCOME (LOSS)                                           $ (3,318,015)        $    514,833
                                                            ============         ============


INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
Basic and diluted                                           $      (0.55)        $       0.09
                                                            ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING
  Basic                                                        6,071,787            5,726,339
                                                            ============         ============

  Diluted                                                      6,071,787            6,016,381
                                                            ============         ============

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                           $ (3,318,015)        $    514,833

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment                          (38,956)
                                                            ------------         ------------

COMPREHENSIVE INCOME (LOSS)                                 $ (3,356,971)        $    514,833
                                                            ============         ============


See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


===================================================================================================================================
YEARS ENDED DECEMBER 31, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         ACCUMULATED
                                                                      CAPITAL IN                            OTHER
                                                    COMMON STOCK      EXCESS OF   ACCUMULATED  TREASURY  COMPREHENSIVE
                                               SHARES       AMOUNT    PAR VALUE     DEFICIT     STOCK        LOSS          TOTAL
BALANCES, January 1, 1997                      5,517,309   $55,173   $27,394,902 $(1,044,347)                           $26,405,728

SALE OF COMMON STOCK, less related expenses      562,350     5,624     6,161,182                                          6,166,806

NET INCOME                                                                           514,833                                514,833
                                               ---------   -------   ----------- -----------   ---------   --------     -----------

BALANCES, December 31, 1997                    6,079,659    60,797    33,556,084    (529,514)          -          -      33,087,367

ISSUANCE OF COMMON STOCK                          20,865       208        68,640                                             68,848

PURCHASE OF WARRANTS                                                  (1,000,000                                         (1,000,000)

WARRANTS ISSUED IN CONNECTION WITH
 PURCHASED RESEARCH AND DEVELOPMENT                                       85,760                                             85,760

NET LOSS                                                                          (3,318,015)                            (3,318,015)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                                     (38,956)        (38,956)

PURCHASE OF 137,300 SHARES OF TREASURY STOCK                                                    (781,927)                  (781,927)
------------------------------------------------------------------------------------------------------------------------------------


BALANCES, December 31, 1998                    6,100,524   $61,005   $32,710,484 $(3,847,529)  $(781,927)  $(38,956)    $28,103,077
                                               =========   =======   =========== ===========   =========   ========     ===========


See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

==============================================================================================
YEARS ENDED DECEMBER 31,                                           1998                 1997
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $ (3,318,015)        $    514,833
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
Deferred income taxes                                          (2,388,000)             (53,000)
Depreciation and amortization                                   1,341,045            1,019,973
Amortization of intangibles                                       929,249              917,454
Purchased in-process research and development                   6,512,665
Increase (decrease) in cash attributable to changes
 in assets and liabilities
Accounts receivable                                             1,827,218           (1,058,899)
Inventories                                                       456,542           (2,843,140)
Prepaid expenses                                                 (367,273)             117,403
Accounts payable and other current liabilities                    519,624             (556,213)
Unearned maintenance revenues                                     223,554            1,344,226
                                                             ------------         ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             5,736,609             (597,363)
                                                             ------------         ------------


CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities                    40,090,164           35,166,222
Acquisition of marketable securities                          (40,241,253)         (33,034,695)
Acquisition of property and equipment                          (1,190,567)          (2,048,884)
Payments for intangible assets                                   (341,980)            (173,635)
Payments for other assets, net                                     (7,900)             (94,057)
                                                             ------------         ------------

NET CASH USED IN INVESTING ACTIVITIES                          (1,691,536)            (185,049)
                                                             ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of obligations under capital leases                   (178,024)            (233,130)
Repurchase of warrants                                         (1,000,000)
Net proceeds from sale of common stock                             68,848            6,166,806
Repurchase of treasury stock                                     (781,927)
                                                             ------------         ------------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (1,891,103)           5,933,676
                                                             ------------         ------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (26,363)                  --
                                                             ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       2,127,607            5,151,264

CASH AND CASH EQUIVALENTS, beginning of year                    9,116,232            3,964,968
                                                             ------------         ------------

CASH AND CASH EQUIVALENTS, end of year                       $ 11,243,839         $  9,116,232
                                                             ============         ============

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                           1998                 1997
----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION, cash paid during the year
 for:
Interest                                                     $     53,601         $     61,520
                                                             ============         ============

Income taxes                                                 $    437,916         $    202,495
                                                             ============         ============

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES, machinery and equipment
 acquired under capital lease obligations                    $    268,569         $    232,189
                                                             ============         ============



See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations

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

         Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include U.S. Treasury notes and funds and a money market account. As of December 31, 1998, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

         Marketable Securities

         The Company records its marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities have been categorized as available for sale and, as a result, are stated at fair value. Realized gains or losses are determined on the specific identification method and are reflected in the statement of operations.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         Unearned Maintenance Revenues

         Maintenance revenues are amortized over the term of the related maintenance contracts, typically one to five years.

         Revenue Recognition

         The Company recognizes revenues from the sale of RPS machines when shipped. The Company establishes allowances for estimated returns at the time of shipment.

         Software revenues are recorded based on Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," which provides for recognizing revenues from software product sales when a non-cancelable license agreement has been signed, the product has been delivered, all significant obligations have been satisfied and collectibility of the receivable is reasonably certain. The Company sells its software principally as an integral part of the RPS machines.

         Service revenues, excluding maintenance contracts, are recognized at the time the services are performed.

         Advertising

         Advertising costs are charged to operations as incurred and were approximately $603,000 and $824,000 for 1998 and 1997, respectively.

         Research and Development Costs

         Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred.

         Income Taxes

         The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         Income (Loss) Per Common Share

         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The difference between the number of shares used to compute basic income (loss) per share and diluted income per share relates to additional shares to be issued (-0- in 1998 due to their antidilutive effect and 394,415 in 1997) upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise.

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

         Comprehensive Income (Loss)

         Effective December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of this Statement had no impact on the Company's net income (loss) or shareholders' equity. SFAS No. 130 requires the Company's change in the foreign currency translation adjustment to be included in other comprehensive income (loss). The prior year's financial statements have been reclassified to conform to these requirements.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       ACCOUNTS RECEIVABLE

         At December 31, 1998 and 1997, accounts receivable included balances due from foreign entities of approximately $5,315,000 and $5,732,000, respectively.


3.       INVENTORIES

         Inventories consist of the following at December 31:

                                                    1998             1997
Finished goods                                   $ 3,058,539       $ 2,318,013
Work in process                                      145,108           276,366
Raw materials                                      1,831,941         2,897,751
                                                 -----------------------------
                                                 $ 5,035,588       $ 5,492,130
                                                 =============================

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                       1998              1997
Machinery and equipment                            $ 1,735,854       $ 1,108,874
Computer equipment and
 software                                            2,305,424         1,813,069
Office equipment                                       680,449           460,456
Leasehold improvements                               1,060,281           911,618
Equipment under capital leases                         784,908           851,950
                                                   -----------------------------

                                                     6,566,916         5,145,967
Accumulated depreciation
 and amortization (including
 $313,003 in 1998 and $154,881
 in 1997 under capital leases)                       2,965,087         1,700,702
                                                   -----------------------------
                                                   $ 3,601,829       $ 3,445,265
                                                   =============================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       INTANGIBLE ASSETS

         Intangible assets consist of the following at December 31:

                                                     1998             1997
RPS Technology                                    $2,558,532        $2,558,532
Capitalized software
 development costs                                 2,251,782         2,009,739
Patents                                              595,818           495,881
Copyrights and licensed
 internal code                                        56,856            56,856
Other                                                 17,488            17,488
                                                  ----------------------------
                                                   5,480,476         5,138,496
Accumulated amortization                           2,691,707         1,762,458
                                                  ----------------------------
                                                  $2,788,769        $3,376,038
                                                  ============================

         For the years ended December 31, 1998 and 1997, amortization of computer software development costs charged to operations was $646,296 and $632,219, respectively.

         Included in research and development expense for the years ended December 31, 1998 and 1997 are computer software development expenditures of $1,364,100 and $1,625,188, respectively.


6.       PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

         In December 1998 the Company purchased substantially all of the assets of a private research and development company including mechanical drawings, data tapes, code, schematics and fixed assets. The purchase price was approximately $6,550,000, of which approximately $6,464,000 paid in cash in January 1999 and the balance through the issuance of warrants to purchase 128,000 shares of common stock of the Company at $13.88 per share.

         The Company expects the rapid prototyping technology purchased to significantly enhance its product mix and capabilities. While products derived from this new technology are anticipated to reach the market place during late 1999, substantial development remains in order to create a functional and reliable machine. There are also many risks involving the various areas of the technology, as well as the total integration of the various systems. Accordingly, approximately $6,512,000 of the purchase price was expensed as research and development expense.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       CREDIT LINE

         The Company has an available line of credit from a financial institution for the lesser of $4,000,000 or a defined borrowing base. The credit line bears interest at prime and expires on November 1, 1999. No amounts were outstanding at December 31, 1998 and 1997.


8.       ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

         Accounts payable and other current liabilities consist of the following at December 31:

                                                  1998                1997
Trade                                         $ 1,626,253         $ 1,474,061
Compensation and related
 benefits                                       1,363,159             928,656
Reserve for warranty expenses                     127,638             225,425
Other                                             484,520             438,200
                                              -------------------------------
                                              $ 3,601,570         $ 3,066,342
                                              ===============================

9.       OBLIGATIONS UNDER CAPITAL LEASES

         Aggregate minimum lease payments for obligations under capital leases in the years subsequent to December 31, 1998 are as follows:

YEAR ENDING DECEMBER 31
1999                                                                 $ 221,399
2000                                                                   143,028
2001                                                                    72,400
                                                                     ---------
Total minimum lease payments                                           436,827
Less amounts representing interest                                      65,831
                                                                     ---------
Present value of minimum lease payments                                370,996
Less current portion                                                   177,669
                                                                     ---------
                                                                     $ 193,327
                                                                     =========

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      INCOME TAXES

         The components of the Company's deferred tax assets (liabilities) are as follows:

                                                    1998              1997
Net operating loss
 carryforwards                                  $ 1,905,000          $ 54,000
Depreciation                                        (71,000)         (116,000)
Amortization                                         21,000            (8,000)
Allowance for doubtful accounts                     104,000           188,000
Reserve for warranty expenses                        91,000            92,000
Reserve for sales returns, net                       48,000            21,000
Federal minimum tax credit
 carryforwards                                       74,000            74,000
Research and development tax
 credit carryforwards                             1,143,000           622,000
                                                -----------------------------
                                                $ 3,315,000         $ 927,000
                                                =============================

         At December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $5,500,000, which can be utilized against future taxable income and expire in various years through 2018.

         At December 31, 1998, the Company had research and development tax credit carryforwards of approximately $1,143,000, which can be utilized against future federal income tax and expire in various years through 2018.

         The components of income taxes (benefit) for the years ended December 31, 1998 and 1997 are as follows:

                                                     1998              1997
FEDERAL
Current                                         $    47,011         $ 175,423
Deferred                                         (2,211,000)         (102,000)
                                                ------------------------------
                                                 (2,163,989)           73,423
                                                ------------------------------
STATE AND OTHER
Current                                             (34,341)            7,000
Deferred                                           (177,000)           49,000
                                                ------------------------------
                                                   (211,341)           56,000
                                                ------------------------------
                                                $(2,375,330)        $ 129,423
                                                ==============================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      INCOME TAXES (CONTINUED)

         A reconciliation of income tax expense (benefit) to the federal statutory rate is as follows for the years ended December 31:

                                                        1998          1997
Federal statutory rate                                (34.0)%        34.0 %

Foreign sales corporation exclusion                                  (2.7)

Loss of foreign subsidiary                                            9.0

State income tax, net of federal effect                (1.9)          0.7

Permanent differences and other                        (0.3)          3.4

Utilization of research and
 development tax credit                                (5.5)        (24.4)
                                                      --------------------

Effective income tax rate                             (41.7)%        20.0%
                                                      ====================

11.      COMMITMENTS AND CONTINGENCIES

         The Company leases its facilities under leases which expire through 2000.

         Aggregate future minimum annual rental payments in the years subsequent to December 31, 1998 are as follows:

            YEAR ENDING DECEMBER 31,
                      1999                                             $ 482,062
                      2000                                                51,952
                                                                       ---------
                                                                       $ 534,014
                                                                       =========

         Rent expense for the years ended December 31, 1998 and 1997 was approximately $663,000 and $800,000, respectively.


12.      COMMON STOCK

         During 1998 and 1997, options to purchase 20,865 and 200,298 shares, respectively, of the Company's common stock were exercised with proceeds to the Company of approximately $43,000 and $1,156,000, respectively. In addition, during 1997, warrants to purchase 7,007 shares of the Company's common stock were exercised with net proceeds to the Company of approximately $41,000.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      STOCK OPTIONS AND WARRANTS

         The Company has established four employee stock option plans, the Stratasys, Inc. Employee Incentive Stock Option Plan #1 (Plan 1), Stratasys, Inc. 1994 Incentive Stock Option Plan (Plan 2), Stratasys, Inc. 1994 -2 Incentive Stock Option Plan (Plan 3) and Stratasys, Inc. 1998 Incentive Stock Option Plan (Plan 4). The four plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants and other persons to purchase up to 1,800,000 shares of common stock.

         All the options under Plan 1 have been granted and the plan expires April 19, 2001. Under Plan 2, options to purchase 173,442 shares of common stock have been granted. Under Plan 3, options to purchase an aggregate of 1,003,804 shares of common stock have been granted. Under Plan 4, options to purchase an aggregate of 167,200 shares of common stock have been granted. All options under the above plans are granted at a price not less than the fair market value of the Company's common stock at the dates of grant and are exercisable over approximately five years.

         The following summarizes the information relating to outstanding stock options and the activity during 1998 and 1997:

                                                                    WEIGHTED
                                   NUMBER                           AVERAGE
                                     OF             PER SHARE       EXERCISE
                                   SHARES          OPTION PRICE       PRICE
Shares under option
 at January 1, 1997                732,899    $ 1.59 -   $ 21.44   $ 10.15

Granted in 1997                    638,574     10.94 -     23.75     14.97

Exercised in 1997                 (200,298)     1.59 -     16.63      9.18

Forfeited in 1997                 (300,274)     5.38 -     16.62     12.73
                                  ----------------------------------------
Shares under option
 at December 31, 1997              870,901      1.59 -     23.56     14.09

Granted in 1998                    224,500      5.00 -     11.56      6.75

Exercised in 1998                  (20,665)     1.59 -      5.38      2.07

Forfeited in 1998                  (76,520)     5.38 -     23.56     13.92
                                  ----------------------------------------
Shares under option
 at December 31, 1998              998,216    $ 1.59 -   $ 23.56    $ 3.54
                                  ========================================
Options exercisable at
 December 31, 1998                 521,383    $ 1.59 -   $ 23.56    $ 7.51
                                  ========================================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      STOCK OPTIONS AND WARRANTS (CONTINUED)

         The Company, as part of sales of common stock and other agreements, has issued warrants to purchase the Company's common stock. The following summarizes the information relating to outstanding warrants and the activity during 1998 and 1997:

                                                                    Weighted
                                   Number                            Average
                                     of            Per Share        Exercise
                                   Shares        Warrant Price        Price
Shares under warrants
 at January 1, 1997                250,405    $ 5.80  -   $ 21.00   $ 15.95

Granted in 1997                    710,090     13.50 -      14.50     14.08

Exercised in 1997                   (7,007)     5.80                   5.80
                                  -----------------------------------------
Shares under warrants
 at December 31, 1997              953,488      5.80 -      21.00     14.60

Granted in 1998                    154,000      5.00 -      13.88     12.38

Repurchased in 1998               (710,090)    13.50 -      14.50     14.08

Forfeited in 1998                 (161,043)     5.80 -      21.00     15.95
                                  -----------------------------------------
Shares under warrants
 at December 31, 1998              236,355    $ 5.00  -   $ 15.44   $ 12.48
                                  =========================================
Options exercisable at
 December 31, 1998                 236,355    $ 5.00  -   $ 15.44   $ 12.48
                                  =========================================


         Had compensation cost for the Company's three stock option plans and stock purchase warrants been determined based on the fair value at the grant date of awards in 1998 and 1997, consistent with the provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                        1998             1997
Net Income (loss) - as reported                     $ (3,318,015)      $ 514,833
Net loss - pro forma                                  (3,576,561)       (271,113)
Diluted earnings per share - as reported                   (0.55)           0.09
Diluted loss per share -
 pro forma                                                 (0.59)          (0.05)

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      EXPORT SALES

         Export sales were as follows for the years ended December 31:

                                                               1998           1997
Europe                                                     $ 5,866,235    $ 5,735,000
Asia Pacific                                                 7,131,958      6,057,000
Other                                                        1,020,244        847,000
                                                           --------------------------
                                                           $14,018,437   $ 12,639,000
                                                           ==========================

15.      QUARTERLY RESULTS (UNAUDITED)

                                            THREE MONTHS ENDED
                          MARCH 31       JUNE 30       SEPTEMBER 30       DECEMBER 31
1998
  Net sales             $ 7,007,672   $ 8,256,810       $ 7,836,247      $ 9,336,469
  Gross profit            4,631,825     5,721,092         4,887,940        6,106,270
  Net income (loss)          11,772       434,737            49,618       (3,814,142)
  Income (loss) per
   common share:
Basic                             -          0.07              0.01            (0.63)
Dilutive                          -          0.07              0.01            (0.63)

1997
  Net sales             $ 5,208,527    $6,965,334       $ 7,345,471     $ 10,117,038
  Gross profit            3,445,164     4,651,832         4,559,308        7,283,601
  Net income               (404,414)      (82,884)           50,763          951,368
  Income per common
   share:
Basic                         (0.07)        (0.01)             0.01             0.16
Dilutive                      (0.07)        (0.01)             0.01             0.16