Form 10-Q
period 1999-03-31
STRATASYS INC
filed 1999-05-17
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended         March 31, 1999

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to_________________

Commission file number      1-13400

                                 STRATASYS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                              36-3658792
           (State or Other Jurisdiction                 (I.R.S. Employer
         of Incorporation or Organization)             Identification No.)

                14950 Martin Drive, Eden Prairie, Minnesota 55344
               (Address of Principal Executive Offices)(Zip Code)

                                 (612) 937-3000
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

       Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No ___

       As of May 11, 1999, the Registrant had 6,101,961 shares of Common Stock, $.01 par value, outstanding.

                                 STRATASYS, INC.


                                      Index

                                                                                                          Page
                                                                                                          ----
Part I.  Financial Information

Item 1.  Financial Statements ................................................................................1

                  Balance Sheets as at March 31, 1999 and December 31, 1998...................................1

                  Statements of Operations for the three months ended March 31,
                  1999 and 1998...............................................................................2

                  Statements of Cash Flows for the three months ended
                  March 31, 1999 and 1998.....................................................................3

                  Notes to Financial Statements...............................................................4

Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................................................5

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................................................9

Signatures....................................................................................................10

                                       (i)

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------
                                                                             MARCH 31,                     DECEMBER 31,
                                                                               1999                            1998
                                                                            (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                   $  10,873,387                   $  11,243,839
    Marketable Securities                                                             593,114                       4,593,910
    Accounts receivable, less allowance for doubtful
       accounts of $434,503 in 1999 and $409,341 in 1998                            7,488,861                       9,838,836
    Inventories                                                                     5,052,526                       5,035,588
    Prepaid expenses                                                                  673,230                         593,363
    Deferred taxes                                                                    341,277                         243,000
                                                                      --------------------------------------------------------
        Total current assets                                                       25,022,395                      31,548,536
                                                                      --------------------------------------------------------


PROPERTY AND EQUIPMENT, net                                                         3,638,847                       3,601,829
                                                                      --------------------------------------------------------

OTHER ASSETS
    Intangible assets, net                                                          2,666,408                       2,788,769
    Deferred income taxes                                                           3,072,000                       3,072,000
    Other                                                                             172,474                         179,042
                                                                      --------------------------------------------------------
                                                                                    5,910,882                       6,039,811
                                                                      --------------------------------------------------------
                                                                                $  34,572,124                   $  41,190,176
                                                                      ========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion                             128,047                         177,669
    Purchased in-process research and development payable                                                           6,464,709
    Accounts payable and other current liabilities                                  3,250,887                       3,601,570
    Unearned maintenance revenue                                                    3,137,565                       2,649,824
                                                                      --------------------------------------------------------
        Total current liabilities                                                   6,516,499                      12,893,772
                                                                      ========================================================

Obligations Under Capitalized Leases, less current portion                            193,327                         193,327
                                                                      --------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
     shares,  issued 6,100,961 shares
     in 1999 and 6,100,524 shares in 1998                                              61,020                          61,005
   Capital in excess of par value                                                  32,712,755                      32,710,484
   Accumulated deficit                                                            (4,040,543)                     (3,847,529)
   Accumulated other comprehensive income (loss)                                       33,264                        (38,956)
   Less cost of treasury stock, 166,400 shares in 1999
     and 137,300 shares in 1998                                                     (904,198)                       (781,927)
                                                                      --------------------------------------------------------
        Total Stockholders' Equity                                                 27,862,298                      28,103,077
                                                                      --------------------------------------------------------
                                                                                $  34,572,124                   $  41,190,176
                                                                      ========================================================

See notes to financial statements.      - 1 -

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

-------------------------------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED MARCH 31,
                                                                       1999                               1998
                                                                   (UNAUDITED)                         (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
SALES                                                                   $        7,603,144                    $      7,007,672

COST OF GOODS SOLD                                                               2,410,094                           2,375,847
                                                                 ==============================================================

GROSS PROFIT                                                                     5,193,050                           4,631,825

COSTS AND EXPENSES
     Research and development                                                    1,676,931                           1,275,171
     Selling, general and administrative                                         3,915,400                           3,505,875
                                                                 --------------------------------------------------------------
                                                                                 5,592,331                           4,781,046
                                                                 --------------------------------------------------------------

OPERATING LOSS                                                                    (399,281)                           (149,221)
                                                                 ==============================================================

OTHER INCOME (EXPENSE)
     Interest income                                                                                                   180,955
                                                                                   122,984
     Interest expense                                                                                                  (13,623)
                                                                                   (14,993)
                                                                 --------------------------------------------------------------
                                                                                   107,991                             167,332
                                                                 --------------------------------------------------------------

 INCOME (LOSS) BEFORE INCOME TAXES
                                                                                  (291,290)                             18,111

 INCOME TAXES (BENEFIT)                                                                                                  6,339
                                                                                   (98,277)
                                                                 --------------------------------------------------------------

 NET INCOME (LOSS)                                                      $         (193,013)                   $         11,772
                                                                 --------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE
        Basic                                                           $            (0.03)                   $           -
                                                                 ==============================================================
        Diluted                                                         $            (0.03)                   $           -
                                                                 ==============================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

        Basic                                                                    5,959,432                           6,080,146
                                                                 ==============================================================
        Diluted                                                                  5,959,432                           6,177,739
                                                                 ==============================================================

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                                       $         (193,013)                   $         11,772

OTHER COMPREHENSIVE INCOME
     Foreign currency translation adjustment
                                                                                    72,220
                                                                 --------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                             $         (120,793)                   $         11,772
                                                                 ==============================================================

See notes to financial statements.      - 2 -

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                          1999                              1998
                                                                                      (UNAUDITED)                       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                        $   (193,014)                $    11,772

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Deferred taxes                                                                          (98,277)                      6,339
        Depreciation and amortization                                                            325,978                    313,124
        Amortization of intangibles and other assets                                             217,944                    234,882
        Purchased in-process research and development                                        (6,464,709)
                                                                                                                             60,000
        Allowance for sales returns
                                                                                                                             60,000
        Loss on disposal of asset
                                                                                                                              4,435
        Increase (decrease) in cash attributable to
          changes in assets and liabilities
            Accounts receivable                                                               2,349,975                   3,108,527

            Inventories                                                                         (16,938)                   (769,832)
            Prepaid expenses                                                                    (14,364)                   (353,541)
            Other assets
                                                                                                                               (400)
            Accounts payable and other current liabilities                                     (334,071)                    (14,768)
            Unearned maintenance revenue                                                         487,741                   (107,179)
                                                                                ----------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          (3,739,735)                   2,553,359
                                                                                ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities, net                                             3,999,034                     (1,253)
  Acquisition of machinery and equipment                                                       (363,899)                   (372,811)
  Payments for intangible assets                                                                (95,584)                    (90,226)
  Proceeds from other assets, net
                                                                                                   1,502
                                                                                ----------------------------------------------------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                                            3,541,053                   (464,290)
                                                                                ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                                            (49,622)                    (51,340)
  Net proceeds from the sale of common stock
                                                                                                   2,286                      22,891
  Repurchase of treasury stock                                                                 (122,271)
                                                                                ----------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                                          (169,607)                    (28,449)
                                                                                ----------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                                                 (2,163)                           -
                                                                                ----------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                                (370,452)                   2,060,620

CASH AND CASH EQUIVALENTS, beginning of period                                                11,243,839                   9,116,232
                                                                                ----------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                                   $  10,873,387               $  11,176,852
                                                                                ====================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
    cash paid during the period for interest                                               $      14,992               $      13,623
                                                                                ====================================================

See notes to financial statements.      - 3 -

NOTES TO FINANCIAL STATEMENTS

     Note 1--Basis of Presentation

     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1998, filed as part of the Company's Annual Report on Form 10-KSB for such year.

    Note 2--Inventory

     Inventories consist of the following at March 31 and December 31, respectively:

                                            1999             1998
                                         ----------        ----------

                  Finished Goods         $2,761,265        $3,058,539
                  Work in process           381,723           145,108
                  Raw materials           1,909,538         1,831,941
                                         ----------        ----------
                                         $5,052,526        $5,035,588


     Note 3--Material Commitment

     The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be used over the remainder of 1999. These commitments amount to approximately $1,600,000, some of which contain non-cancellation clauses.

     Note 4--Treasury stock

     In the three months ended March 31, 1999, the Company purchased 29,100 shares of the Company's common stock for an aggregate purchase price of $122,271.

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

     In April 1999 the Company introduced the GenisysXs(R). This system offers enhanced performance and speed improvements over the original Genisys(R). Shipments of the GenisysXs(R) are expected to commence in the second quarter of 1999.

     Net revenue derived from sales of the Company's rapid prototyping devices, modeling materials, and maintenance has increased each year since 1990. Management expects, but cannot assure, that this trend will continue. The Company believes that it shipped more rapid prototyping systems than any of its competitors in 1998, and that it recorded the second highest revenues within the industry in 1998. It can give no assurances, however, that this trend will continue. The Company's operating income declined in the first quarter of 1999 as compared with the same 1998 period, in spite of the 8.5% revenue growth. The Company significantly expanded its expenditures on research and development ("R&D") for both new products and sustaining engineering. R&D as a percentage of sales increased to 22.1% in the first quarter of 1999 as compared to 18.2% in 1998. These R&D expenses are expected to continue at approximately the same level at least through the second quarter of 1999. Selling, general and administrative ("SG&A") expenses increased to 51.5% of sales in the first quarter of 1999 as compared with 50.5% in 1998. Some of the increase to SG&A expenses in the first quarter of 1999 was due to upgrade programs for the Company's Genisys(R) and Quantum products coupled with higher expenses from the Company's German office. The Company's headcount has declined from 195 employees and contractors at the end of the first quarter of 1998 to 191 employees and contractors at the end comparable 1999 period. The future profitability of the Company will be dependent upon the Company's ability to control its operating expenses while increasing revenues. The Company does not believe that meaningful improvements to its gross margins are achievable, and gross margins could possibly decline in the event that significant price competition emerges within the industry or if the Company's product mix were to change dramatically. While the Company believes that profitability will improve in 1999 as compared with 1998 as a result of higher sales coupled with operating expense control, it can give no assurance that these results will be realized.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED WITH QUARTER ENDED MARCH 31, 1998

             The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statement of income.

                                                               For the quarters ended March 31,

                                                                 1999                 1998
         Net sales                                              100.0%               100.0%
         Cost of sales                                           31.7%                33.9%
         Gross margin                                            68.3%                66.1%
         Selling, general, and administrative expenses           51.5%                50.0%
         Research and development expense                        22.1%                18.2%
         Operating income (loss)                                 (5.3%)               (2.1%)
         Other income                                             1.4%                 2.4%
         Income (loss) before taxes                              (3.8%)                0.3%
         Income taxes (benefit)                                  (1.3%)                0.1%
         Net income (loss)                                       (2.5%)                0.2%

NET SALES

      Net sales for the quarter ended March 31, 1999 were $7,603,144, compared with net sales of $7,007,672 for the quarter ended March 31, 1998. This represents an increase of $595,472, or 8.5%. Sales of the FDM(R) Quantum, FDM(R) 2000 and Genisys(R) were strong in the quarter. The Company's FDM(R) Benchtop systems, including refurbished and upgraded systems, and Quantum systems continued to account for a majority of the Company's revenue in the quarter ended March 31, 1999. Consumable and maintenance revenue also increased in the quarter ended March 31, 1999. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS and other material selections, and increased emphasis on the sale of maintenance contracts.

      The average selling price of the Company's systems expanded in the current quarter as compared with the 1998 period, primarily impacted by a favorable mix of system sales. The Company ended the first quarter of 1999 with an order backlog of approximately $3,500,000 compared with an order backlog of approximately $500,000 at March 31,1998. The 1999 backlog is the highest in the Company's history.

      Domestic sales accounted for approximately 49% of total revenue in the quarter ended March 31, 1999, which was below the 55% recorded in the comparable period in 1998. In the United States, the central region recorded the most revenue, while the eastern region was weak. Europe accounted for approximately 11% of total revenue in 1999, down from 20% of revenue in the comparable 1998 quarter. The Company's combined Asia-Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 37% of total revenue, up from approximately 25% attained in 1998. Historically, the Company has derived a larger percentage of its revenues from its domestic regions and Europe as well as countries other than Japan in the Asia-Pacific region. The Company believes that 1999 sales into the Asia-Pacific countries that have been most impacted by currency and economic turbulence will be weak. These countries include Singapore, Thailand, Indonesia, and Malaysia. Sales in the remainder of the Asia-Pacific countries are expected to remain strong in 1999, while sales into Europe and its domestic regions are expected to improve over the results recorded in the first quarter of 1999. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions.

GROSS PROFIT

             Gross profit increased to $5,592,331, or 68.3% of sales, in the quarter ended March 31, 1999, compared with $4,631,826, or 66.1% of sales, in the quarter ended March 31, 1998, an improvement of $561,224, or 12.1%. Gross profit increased due to higher sales volume and favorable product mix.

OPERATING EXPENSES

             SG&A expenses increased to $3,915,400 for the quarter ended March 31, 1999, from $3,505,875 for the quarter ended March 31, 1998. This represents an increase of $409,525, or 11.7%. Approximately $200,000 of the increase in the 1999 period was for upgrade programs for the Company's Genisys(R) and Quantum products coupled with higher international sales office expenses.

             R&D expenses increased to $1,676,931 for the quarter ended March 31, 1999 from $1,275,171 for the quarter ended March 31, 1998. The increase in 1998 over 1997 amounted to $401,760, or 31.5%. Payroll related expenses, materials, and professional services accounted for much of the increase in R&D expenses in 1999 as compared with 1998. The Company believes that R&D expenses will continue to be high until mid-year as the Company proceeds with its new product development efforts, including efforts designed to commercialize the technology that the Company purchased in December 1998.

             The Company's operating loss for the quarter ended March 31, 1999 amounted to $399,281, or 5.3% of sales, compared with an operating loss of $149,221, or 2.1% of sales, for the quarter ended March 31, 1998.

OTHER INCOME

             Other income and expense netted to $107,992 in the quarter ended March 31, 1999 compared with $167,332 in the same 1998 period. Interest income amounted to $107,992, a decrease of $59,340 compared with 1998. This was due to lower average balance of cash and marketable securities. Interest expense increased by $1,369 to $14,992 in the quarter ended March 31,1999 due to the Company's higher average balance of its capitalized leases.

NET INCOME (LOSS)

             The net loss for the quarter ended March 31, 1999 amounted to $193,013 compared with net income of $11,772 in the comparable 1998 period. This resulted in a loss per common and common equivalent share of $.03, compared with income per common and common equivalent share (diluted) of $.00 in the period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

             Operating activities during the quarter ended March 31, 1999 used cash of $3,739,735, primarily reflecting the payment of $6,464,709 for the December 1998 purchase of in-process research and development, a loss of $193,014, and a reduction to accounts payable and other current liabilities of $334,071. A decrease in accounts receivable of $2,349,975 and an increase in unearned maintenance revenue of $487,741 favorably impacted cash flows in the period. In the quarter ended March 31, 1998 cash provided by operating activities amounted to $2,553,359, primarily reflecting the reduction to accounts receivable of $3,108,527, which was partially offset by the use of cash due to increases in inventories and prepaid expenses of $769,832 and $353,541, respectively. Cash provided by investing activities amounted to $3,541,053 in the period ending March 31, 1999. The proceeds from the sale of marketable securities resulted in a net increase in cash of $3,999,034, while the Company used cash of $363,899 and $95,584 for the acquisition of machinery and equipment and for payments for intangible assets, respectively. The Company used cash of $464,290 in its investing activities in the comparable 1998 period, including $372,811 for the acquisition of machinery and equipment and $90,226 for the purchase of intangible assets. In the 1999 period, the Company's financing activities used net cash of $169,607, which included $122,271 for the purchase of treasury stock under its stock buyback program and $49,622 for repayments of obligations under capitalized leases. In 1998, financing activities used net cash of $28,449, including $51,340 used for payments under capitalized leases and net proceeds from the sale of common stock of $22,891. The net decrease in cash for the quarter ended March 31, 1999 amounted to $370,452 as compared with a net increase of $2,060,620 for the comparable 1998 period. The Company's ending cash and cash equivalents balances as of December 31, 1998 and 1997 were $10,873,387 and $11,176,852, respectively.

             At March 31, 1999, the Company's cash, cash equivalents, and marketable securities balances totaled $11,466,501. The remainder of these assets will be used by the Company for working capital purposes, for improvement to facilities, for acquisitions, for new product development and tooling, for acquisition of production equipment and computers, for increased selling and marketing activities, and for engineering costs required to develop and commercialize the in-process research and development acquisition. Additionally, the Company has received authorization from its board of directors to continue its common stock buyback program. Management believes that the Company's revenue from operations, its current cash and cash equivalents balance, and the proceeds from the sale of short-term marketable securities should provide sufficient cash resources to finance its operations for at least 24 months.

             In 1998, the Company had positive cash flow from its operations. However, the Company has historically been unable to finance its growth from cash generated from operations. Furthermore, the Company's working capital requirements may significantly increase if revenue growth slows, if R&D expenses related to new product development accelerate, including development of the in-process research and development that the Company recently acquired, or if significant operating losses occur. No assurances can be given as to the adequacy of the Company's working capital to support the Company's operations following a period of losses. If the existing cash balances are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be able to raise additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

             As of March 31, 1999, the Company had gross accounts receivable of $7,923,364, less an allowance of $434,503 for returns and doubtful accounts. Historically, the Company's bad debt expense has been minimal. However, at March 31, 1999, large balances were concentrated with certain international distributors. While the Company can give no assurances, it believes that most, if not all, the accounts receivable balances will ultimately be collected.

             The Company's total current assets amounted to $25,022,395 at March 31, 1999, the majority of which consisted of cash, cash equivalents, marketable securities, inventories and accounts receivable. Total current liabilities amounted to $6,516,499. The Company's debt is minimal, consisting primarily of principal payments due under capital leases of $321,374. The Company estimates that it will spend approximately $1,600,000 in 1999 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. As of March 31, 1998, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending December 31, 1999 amounted to approximately $1,600,000.

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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

             All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimate or believe or other similar words are forward-looking statements deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, the ability of the Company to maintain its gross margins on these sales, and the plans and objectives of management to introduce new products, control expenses, improve profitability, and develop and commercialize the purchased in-process technology. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in its current product offering, including the Genisys(R) rapid prototyping system that has been especially affected by technological problems, (2) will be able to maintain its gross margins on its present products, (3) will be able to control its operating expenses, (4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell its products, and (5) will be able to further develop and commercialize the purchased in-process research and development that the Company acquired in December 1998. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing plans, its capital expenditure budgets, or its engineering, selling or other budgets, which may in turn affect the Company's results of operations or the success of its engineering efforts. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, the Company may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since the Company frequently receives the majority of its orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of the Company's common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


                                     PART II
                                OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27.1 Selected Financial Data.

                  (b)      Reports on Form 8-K.

                           None

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 17, 1999                      STRATASYS, INC.


                                        By: /s/ Thomas W. Stenoien
                                                Thomas W. Stenoien
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                  Exhibit Index

Exhibit                    Description
-------                    -----------
27.1                       Selected Financial Data