Form 10-Q
period 1999-06-30
STRATASYS INC
filed 1999-08-06
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1999

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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

         As of August 3, 1999, the Registrant had 6,101,961 shares of Common Stock, $.01 par value, outstanding.

                                 STRATASYS, INC.


                                      Index

                                                                           Page
                                                                           ----
Part I. Financial Information

Item 1. Financial Statements ..........................................       1

        Balance Sheets as of June 30, 1999 and December 31, 1998 ......       1

        Statements of Operations for the six months ended June 30,
        1999 and 1998 .................................................       2

        Statements of Cash Flows for the six months ended
        June 30, 1999 and 1998 ........................................       3

        Notes to Financial Statements .................................       4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...........................       5


Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders ...........      14

Item 6. Exhibits and Reports on Form 8-K ..............................      14

Signatures ............................................................      15








                                       (i)

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,                 December 31,
                                                                                                1999                      1998
                                                                                            (unaudited)
                                                                                            -----------                ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                               $  7,998,898               $ 11,243,839
    Marketable Securities                                                                        719,723                  4,593,910
    Accounts receivable, less allowance for doubtful
       accounts of $542,297 in 1999 and $395,291 in 1998                                      10,293,551                  9,838,836
    Inventories                                                                                5,119,962                  5,035,588
    Prepaid expenses                                                                             794,011                    593,363
    Deferred income taxes                                                                        243,000                    243,000
                                                                                            ------------               ------------
        Total current assets                                                                  25,169,145                 31,548,536
                                                                                            ------------               ------------
MACHINERY AND EQUIPMENT, less
    accumulated depreciation                                                                   3,683,108                  3,601,829
                                                                                            ------------               ------------
OTHER ASSETS
    Intangible assets                                                                          3,067,533                  2,788,769
    Deferred income taxes                                                                      3,072,000                  3,072,000
    Other                                                                                        139,489                    179,042
                                                                                            ------------               ------------
                                                                                               6,279,022                  6,039,811
                                                                                            ------------               ------------
                                                                                            $ 35,131,275               $ 41,190,176
                                                                                            ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion                                        152,066                    177,669
    Purchased in-process research and development payable                                                                 6,464,709
    Accounts payable and other current liabilities                                             3,417,686                  3,601,570
    Unearned maintenance revenue                                                               3,485,748                  2,649,824
    Deferred income taxes                                                                         10,725
                                                                                            ------------               ------------
        Total current liabilities                                                              7,066,225                 12,893,772
                                                                                            ------------               ------------

OBLIGATIONS UNDER CAPITALIZED LEASES, less current portion                                       117,883                    193,327
                                                                                            ------------               ------------
                                                                                                 117,883                    193,327
                                                                                            ------------               ------------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
     shares,  issued 6,101,961 shares in 1999
     and 6,100,524 shares in 1998                                                                 61,020                     61,005
   Capital in excess of par value                                                             32,712,755                 32,710,484
   Accumulated deficit                                                                        (3,827,614)                (3,847,529)
   Accumulated other comprehensive income (loss)                                                 (33,847)                   (38,956)
   Less cost of treasury stock, 174,100 shares in 1999
      and 137,300 shares in 1998                                                                (965,147)                  (781,927)
                                                                                            ------------               ------------
          Total Stockholders' Equity                                                          27,947,167                 28,103,077
                                                                                            ------------               ------------

                                                                                            $ 35,131,275               $ 41,190,176
                                                                                            ============               ============

See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended June 30,              Six Months Ended June 30,
                                                            ---------------------------              -------------------------
                                                            1999                  1998                1999                1998
                                                         (unaudited)          (unaudited)          (unaudited)         (unaudited)
                                                         -----------          -----------          -----------         -----------
SALES                                                   $  8,864,395         $  8,256,810         $ 16,467,539         $ 15,264,482

COST OF GOODS SOLD                                         3,232,610            2,535,718            5,642,704            4,911,565
                                                        ------------         ------------         ------------         ------------
GROSS PROFIT                                               5,631,785            5,721,092           10,824,835           10,352,917

COSTS AND EXPENSES
     Research and development                              1,595,012            1,307,858            3,271,943            2,583,029
     Selling, general and administrative                   3,816,496            3,859,845            7,731,896            7,365,720
                                                        ------------         ------------         ------------         ------------
                                                           5,411,508            5,167,703           11,003,839            9,948,749
                                                        ------------         ------------         ------------         ------------

OPERATING INCOME (LOSS)                                      220,277              553,389             (179,004)             404,168
                                                        ------------         ------------         ------------         ------------
OTHER INCOME (EXPENSE)
     Interest income                                         132,548              126,913              255,532              307,868
     Interest expense                                        (30,895)             (11,476)             (45,888)             (25,099)
                                                        ------------         ------------         ------------         ------------
                                                             101,653              115,437              209,644              282,769
                                                        ------------         ------------         ------------         ------------

 INCOME (LOSS) BEFORE INCOME TAXES                           321,930              668,826               30,640              686,937

 INCOME TAXES (BENEFIT)                                      109,002              234,089               10,725              240,428
                                                        ------------         ------------         ------------         ------------
 NET INCOME (LOSS)                                      $    212,928         $    434,737         $     19,915         $    446,509
                                                        ------------         ------------         ------------         ------------
EARNINGS (LOSS) PER COMMON SHARE
        Basic                                           $       0.04         $       0.07         $         --         $       0.07
                                                        ------------         ------------         ------------         ------------
        Diluted                                         $       0.04         $       0.07         $         --         $       0.07
                                                        ------------         ------------         ------------         ------------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
        Basic                                              5,934,488            6,084,325            5,946,890            6,082,170
                                                        ============         ============         ============         ============
        Diluted                                            5,936,333            6,172,145            5,949,682            6,173,373
                                                        ============         ============         ============         ============






See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Six Months Ended June 30,
                                                                                                   -------------------------
                                                                                                1999                       1998
                                                                                             (unaudited)                (unaudited)
                                                                                             -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                $     19,915               $    446,509
  Adjustments to reconcile net income  to net
     cash used in operating activities:
        Deferred taxes                                                                            10,725
        Depreciation and amortization                                                            629,591                    641,469
        Amortization of intangibles                                                              417,041                    470,378
        Purchased in-process research and development                                         (6,464,709)
        Increase (decrease) in cash attributable to
          changes in assets and liabilities:
            Accounts receivable                                                                 (454,715)                 2,622,282
            Inventories                                                                          (84,374)                (1,157,844)
            Prepaid expenses                                                                    (200,648)                  (316,619)
            Accounts payable and other current liabilities                                      (183,884)                   (51,729)
            Income taxes payable                                                                                            240,428
            Unearned maintenance revenue                                                         835,924                      1,622
                                                                                            ------------               ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           (5,475,134)                 2,896,496
                                                                                            ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                                                  3,874,187
  Purchases of marketable securities                                                                                       (184,552)
  Acquisition of machinery and equipment                                                        (710,870)                  (767,118)
  Payments for other assets                                                                                                 (37,686)
  Proceeds from other assets                                                                      39,553
  Payments for intangible assets                                                                (695,805)                  (149,478)
                                                                                            ------------               ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                            2,507,065                 (1,138,834)
                                                                                            ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                                            (101,047)                   (86,278)
  Proceeds from the sale of common stock                                                           2,286                     19,158
  Repurchase of treasury stock                                                                  (183,220)
                                                                                            ------------               ------------

NET CASH USED IN FINANCING ACTIVITIES                                                           (281,981)                   (67,120)
                                                                                            ------------               ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            5,109
                                                                                            ------------               ------------

CASH AND CASH EQUIVALENTS, beginning of period                                                11,243,839                  9,116,232
                                                                                            ------------               ------------

CASH AND CASH EQUIVALENTS, end of period                                                    $  7,998,898               $ 10,806,774
                                                                                            ------------               ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
    cash paid during the period for interest                                                $     45,888               $     25,099
                                                                                            ============               ============



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS


         Note 1 -- Basis of Presentation

         The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1998, filed as part of the Company's Annual Report on Form 10-KSB for such year.

Note 2--- Inventory

         Inventories consist of the following at June 30 and December 31, respectively:

                                                  1999                   1998
                                                  ----                   ----
Finished Goods                                 $3,455,020             $3,058,539
Work in process                                    62,121                145,108
Raw materials                                   1,602,821              1,831,941
                                               ----------             ----------
                                               $5,119,962             $5,035,588
                                               ==========             ==========



         Note 3--Material Commitment

         The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be used over the remainder of 1999. These commitments amount to approximately $2,700,000, some of which contain non-cancellation clauses.

         Note 4--Treasury stock

         In the three months ended June 30, 1999, the Company purchased 7,700 shares of the Company's common stock for an aggregate purchase price of $60,949.

         Note 5--Subsequent Event

         In May 1999 the Company's Board of Directors authorized management to purchase up to 1,000,000 shares of the Company's common stock under an expansion of the Company's previously authorized stock repurchase plan. Under this authorization, the Company in July 1999 repurchased 300,000 shares in a private transaction for an aggregate purchase price of $1,050,000.

Note 6--Comprehensive Income

Comprehensive income is as follows:


                                               For the three months ended June 30,
                                               -----------------------------------
                                                        1999              1998
                                                        ----              ----
Net income                                           $ 212,928         $ 434,737
Foreign currency translation adjustments               (67,111)               --
                                                     ---------         ---------
Comprehensive income                                 $ 145,817         $ 434,737
                                                     =========         =========



                                                For the six months ended June 30,
                                                ---------------------------------
                                                         1999            1998
                                                         ----            ----
Net income                                             $ 19,915         $446,509
Foreign currency translation adjustments                  5,109               --
                                                       --------         --------
Comprehensive income                                   $ 25,014         $446,509
                                                       ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

             The Company develops, manufactures, and markets a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, the Company's growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for the Company. The Company's current and future growth is largely dependent upon its ability to penetrate new markets, and develop and market new rapid prototyping devices and applications that meet the needs of its current and prospective customers. New product developments will focus on various rapid prototyping devices, modeling materials, and software enhancements. The Company's primary business strategy is focusing on expanding international and domestic sales of its existing family of rapid prototyping devices, while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software. In addition, the Company expects to incur expenditures throughout 1999 for the development of the technology it purchased in December 1998. The Company does not expect to commercialize this technology until the latter part of 1999 or early 2000. The Company can give no assurances that it will successfully develop this technology or that it will avoid developmental delays that could negatively impact the commercialization of this technology.

             In April 1999 the Company introduced the GenisysXs(R). This system offers enhanced performance and speed improvements over the original Genisys(R). Shipments of the GenisysXs(R) commenced in the second quarter of 1999.

             Net revenue derived from sales of the Company's rapid prototyping devices, modeling materials, and maintenance has increased each year since 1990. Management expects, but cannot assure, that this trend will continue. The Company believes that it shipped more rapid prototyping systems than any of its competitors in 1998, and that it recorded the second highest revenues within the industry in 1998. It can give no assurances, however, that this trend will continue. The Company's operating income declined in the second quarter of 1999 as compared with the same 1998 period, in spite of 7.4% revenue growth. The Company significantly expanded its expenditures on research and development ("R&D") for both new products and sustaining engineering. R&D as a percentage of sales increased to 18.0% in the second quarter of 1999 as compared to 15.8% in the same 1998 period. R&D expenses are expected to continue at approximately the same level at least through the third quarter of 1999. Selling, General and Administrative ("SG&A") expenses declined to 43.1% of sales in the second quarter of 1999 as compared with 46.7% in 1998. Lower expenses in the Company's administrative and marketing departments were largely accountable for the declining SG&A expenses. This was partly offset by increases to the Company's customer service and German office departments. The Company's headcount has increased from 182 employees and contractors at the end of the second quarter of 1998 to 189 employees and contractors at the end of the comparable 1999 period, although headcount is down from 195 employees recorded at the end of 1998. The future profitability of the Company will be dependent upon the Company's ability to control its operating expenses while increasing revenues. The Company does not believe that meaningful improvements to its gross margins are achievable, and gross margins could possibly decline in the event that significant price competition emerges within the industry or if the Company's product mix were to change dramatically. While the Company believes that profitability will improve in 1999 as compared with 1998 as a result of higher sales coupled with operating expense control, it can give no assurance that these results will be realized.

             The Company believes that the rapid prototyping industry is growing at approximately 5-10% per year. It believes that there is a trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable market exists for concept or visualization 3D printers. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping and concept-modeling needs. Certain market segments in the industry have not demonstrated pricing sensitivity. These segments are more interested in modeling envelope size, modeling material variety, throughput, and part quality, which should allow growth to continue for higher priced rapid prototyping systems addressing these needs.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 COMPARED WITH QUARTER ENDED JUNE 30, 1998

             The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statement of income.

                                                   For the quarters ended June 30,

                                                        1999           1998
Net sales                                              100.0%         100.0%
Cost of sales                                           36.5%          30.7%
Gross margin                                            63.5%          69.3%
Selling, general, and administrative expenses           43.1%          46.7%
Research and development expense                        18.0%          15.8%
Operating income                                         2.5%           6.7%
Other income                                             1.1%           1.4%
Income before taxes                                      3.6%           8.1%
Income taxes                                             1.2%           2.8%
Net income                                               2.4%           5.3%



NET SALES

         Net sales for the quarter ended June 30, 1999 were $8,864,395, compared with net sales of $8,256,810 for the quarter ended June 30, 1998. This represents an increase of $607,585, or 7.4%. Sales of the FDM(R) Quantum, FDM(R) 2000 and Genisys(R) were strong in the quarter. The Company's
FDM(R) Benchtop systems, including refurbished and upgraded systems, and Quantum systems continued to account for a majority of the Company's revenue in the quarter ended June 30, 1999. Consumable and maintenance revenue increased significantly in the quarter ended June 30, 1999 as compared with the comparable 1998 period, increasing to 22.3% of total revenue. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS and other material selections, and increased emphasis on the sale of maintenance contracts.

         Unit shipments increased by almost 18% in the second quarter of 1999 as compared to 1998. System sales included gross sales of all systems, including trade-in and upgrade systems. The average selling price of the Company's systems declined in the current quarter as compared with the 1998 comparable period, due to increased shipments of the Genisys Xs(R) and lower-priced Benchtop systems. The Company ended the second quarter of 1999 with an order backlog of approximately $4,500,000 compared with an order backlog of approximately $1,800,000 at June 30, 1998. The 1999 backlog is the highest in the Company's history.

         Domestic sales accounted for approximately 49% of total revenue in the quarter ended June 30, 1999, which was below the 62% recorded in the comparable period in 1998. In the United States, the central region recorded the most revenue, while the eastern region was weak. Europe accounted for approximately 22% of total revenue in the second quarter of 1999, up from 21.5% of revenue in the comparable 1998 quarter. The Company's combined Asia-Pacific region, which comprises Japan, China, Korea, Southeast Asia and India, accounted for approximately 24% of total revenue, up from approximately 15% attained in 1998. Historically, the Company has derived a larger percentage of its revenues from its domestic regions. The Company believes that 1999 sales into the Southeast Asian countries that have been most impacted by currency and economic turbulence will be weak. These countries include Singapore, Thailand, Indonesia, and Malaysia. Sales in the remainder of the Asia Pacific countries are expected to remain strong in 1999, while sales into its domestic territories are expected to improve over the results recorded in the second quarter of 1999. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions, or those sales into the Company's weaker domestic territories will improve to prior levels.

GROSS PROFIT

         Gross profit declined to $5,631,785, or 63.5% of sales, in the quarter ended June 30, 1999, compared with $5,721,092, or 69.3% of sales, in the quarter ended June 30, 1998. This represents a decline of $89,307, or 1.6%. Gross profit was impacted in the 1999 period by product mix as the Company shipped more lower-margin Genisys XS(R) and refurbished Benchtop systems, by increases to its labor and manufacturing overhead expenses, and by a write-down of its inventory following its mid-year inventory.

OPERATING EXPENSES

         SG&A expenses declined to $3,816,496 for the quarter ended June 30, 1999, from $3,859,845 for the quarter ended June 30, 1998. This represents a decrease of $287,154, or 1.1%. Lower administration and marketing expenses accounted for much of the reduced SG&A expenses, while expenses incurred by Company's customer service and German office departments caused selling expenses to expand in the 1999 period.

         R&D expenses increased to $1,595,012 for the quarter ended June 30, 1999 from $1,307,858 for the quarter ended June 30, 1998. The increase in 1999 over 1998 amounted to $287,154, or 22%. Payroll related expenses, materials, and professional services accounted for much of the increase in R&D expenses in 1999 as compared with 1998. The Company believes that R&D expenses will continue to be high throughout 1999 as the Company proceeds with its new product development efforts, including efforts designed to commercialize the technology that the Company purchased in December 1998.

         The Company's operating profit for the quarter ended June 30, 1999 amounted to $220,277, or 2.5% of sales, compared with an operating profit of $553,389, or 6.7% of sales, for the quarter ended June 30, 1998.

OTHER INCOME

         Other income and expense netted to $101,653 in the quarter ended June 30, 1999 compared with $115,437 in the same 1998 period. Interest income amounted to $132,548, a slight increase over the $126,913 recorded in 1998. Interest expense increased by $19,419 to $30,895 in the quarter ended June 30, 1999 due to the Company's higher average balance of its capitalized leases.

NET INCOME

         Net income for the quarter ended June 30, 1999 amounted to $212,928 compared with net income of $434,737 in the comparable 1998 period. This resulted in earnings per diluted common and common equivalent share of $.04, compared with income per diluted common and common equivalent share of $.07 in the period ended June 30, 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statement of income.

                                                            For the six months ended June 30,
                                                                1999                  1998
         Net sales                                              100.0%               100.0%
         Cost of sales                                           34.3 %               32.2%
         Gross margin                                            65.7 %               67.8%
         Selling, general, and administrative expenses           47.0%                48.3%
         Research and development expense                        19.9%                16.9%
         Operating income (loss)                                 (1.1%)                2.6%
         Other income                                             1.3%                 1.9%
         Income before taxes                                       .2%                 4.5%
         Income taxes                                              .1%                 1.6%
         Net income                                                .1%                 2.9%



NET SALES

         Net sales for the six months ended June 30, 1999 were $16,467,539, compared with net sales of $15,264,482 for the six months ended June 30, 1998. This represents an increase of $1,203,057, or 7.9%. Sales of the FDM(R)
Quantum and FDM(R) 2000 were strong in the period. The Company's
FDM(R) Benchtop systems, including refurbished and upgraded systems, and Quantum systems continued to account for a majority of the Company's revenue in the six months ended June 30, 1999. Consumable and maintenance revenue increased significantly in the six months ended June 30, 1999 as compared with the 1998 period, increasing to 23.2% of total revenue. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS and other material selections, and increased emphasis on the sale of maintenance contracts.

         Unit shipments were flat in the six months ended June 30, 1999 as compared with the 1998 period. The average selling price of the Company's systems increased slightly in the six months ended June 30, 1999, as compared with the 1998 period. This was impacted primarily by product mix. Domestic sales accounted for approximately 49% of total revenue in the six months ended June 30, 1999, which was below the approximately 59% recorded in the comparable period in 1998. In the United States, the central region recorded the most revenue. Europe accounted for approximately 12% of total revenue in the six months ended June 30, 1999, down from 16.5% of revenue in the comparable 1998 quarter. The European territory recovered from a weak first quarter in 1999 to record improved revenues in the second quarter of 1999. The Company's combined Asia-Pacific region, which comprises Japan, China, Korea, Southeast Asia and India, accounted for approximately 28% of total revenue, up from approximately 16% attained in comparable 1998 period. Currency and economic turbulence in the Company's Southeast Asian territory negatively impacted sales in the 1998 period. The Company believes that 1999 sales into the Asia Pacific countries that have been most impacted by currency and economic turbulence will be weak. These countries include Singapore, Thailand, Indonesia, and Malaysia. Sales in the remainder of the Southeast Asian countries are expected to remain strong in 1999. Historically, the Company has derived a larger percentage of its revenues from its domestic regions. Sales into its domestic territories are expected to improve over the results recorded in the six months ended June 30, 1999. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions, or that sales into the Company's domestic territories will improve to historical levels.

GROSS PROFIT

         Gross profit increased to $10,824,835, or 65.7% of sales, in the six months ended June 30, 1999, compared with $10,352,917, or 67.8% of sales, in the six months ended June 30, 1998. This represents a increase of $471,918, or 4.6%. Gross profit was impacted in the 1999 period by product mix, particularly in the second quarter of 1999, by increases to its direct labor and manufacturing overhead expenses, and by a write-down of inventory following its mid-year inventory.

OPERATING EXPENSES

         SG&A expenses increased to $7,731,896 for the six months ended June 30, 1999, from $7,365,720 for the six months ended June 30, 1998. This represents an increase of $366,176, or 5.0%. In the 1999 period, lower administration and marketing expenses were offset by upgrade programs for the Company's
Genisys(R) and Quantum products, and by increased expenses incurred by the Company's German office and customer service department.

         R&D expenses increased to $3,271,943 for the six months ended June 30, 1999 from $2,583,029 for the comparable 1998 period. The increase in 1999 over 1998 amounted to $688,914, or 26.7%. Payroll related expenses, materials, and professional services accounted for much of the increase in R&D expenses in 1999 as compared with 1998. The Company believes that R&D expenses will continue to be high throughout 1999 as the Company proceeds with its new product development efforts, including those designed to commercialize the technology that the Company purchased in December 1998.

         The Company's operating loss for the six months ended June 30, 1999 amounted to $179,004, or (1.1%) of sales, compared with an operating profit of $404,168, or 2.6% of sales, for the six months ended June 30, 1998.

OTHER INCOME

         Other income and expense netted to $209,644 in the six months ended June 30, 1999 compared with $282,769 in the same 1998 period. Interest income amounted to $255,532, a slight decrease from the $307,868 recorded in 1998. Interest expense increased by $20,789 to $45,888 in the six months ended June 30,1999 due primarily to the Company's higher average balance of its capitalized leases.

NET INCOME

         Net income for the six months ended June 30, 1999 amounted to $19,915 compared with net income of $446,509 in the comparable 1998 period. This resulted in earnings per diluted common and common equivalent share of $.00 for the six months ended June 30, 1999, compared with income per diluted common and common equivalent share of $.07 in the six-month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities during the six months ended June 30, 1999 used cash of $5,475,134, primarily reflecting the payment of $6,464,709 for the December 1998 purchase of in-process research and development, an increase in accounts receivable and prepaid expenses of $454,715 and $200,648, respectively, and a reduction to accounts payable and other current liabilities of $183,884. An increase in unearned maintenance revenue of $835,924 favorably impacted cash flows in the period. In the six months ended June 30, 1998 cash provided by operating activities amounted to $2,896,496, primarily reflecting the reduction to accounts receivable of $2,622,282, which was partially offset by the use of cash due to increases in inventories and prepaid expenses of $316,619 and $51,729, respectively. Cash provided by investing activities amounted to $2,507,065 in the period ending June 30, 1999. The proceeds from the sale of marketable securities resulted in a net increase in cash of $3,874,187, while the Company used cash of $710,870 and $695,805 for the acquisition of machinery and equipment and for payments for intangible assets, respectively. The Company used cash of $1,138,834 in its investing activities in the comparable 1998 period, including $767,118 for the acquisition of machinery and equipment and $149,478 for the purchase of intangible assets. In the 1999 period, the Company's financing activities used net cash of $281,981, which included $183,220 for the purchase of treasury stock under its stock buyback program and $101,047 for repayments of obligations under capitalized leases. In 1998, financing activities used net cash of $67,120, including $86,278 used for payments under capitalized leases and net proceeds from the sale of common stock of $19,158. The net decrease in cash for the six months ended June 30, 1999 amounted to

$3,244,941 as compared with a net increase of $1,690,542 for the comparable 1998 period. The Company's ending cash and cash equivalents balances as of June 30, 1999 and 1998 were $7,998,898 and $10,806,744, respectively.

         At June 30, 1999, the Company's cash, cash equivalents, and marketable securities balances totaled $8,718,621. The remainder of these assets will be used by the Company for working capital purposes, for improvement to facilities, for acquisitions, for new product development and tooling, for acquisition of production equipment and computers, for increased selling and marketing activities, and for engineering costs required to develop and commercialize the in-process research and development acquisition. Additionally, in May 1999 the Company's Board of Directors authorized management to increase its stock repurchase plan to purchase up to 1,000,000 shares of its common stock. Under this authorization, in July 1999 the Company repurchased 300,000 shares of its common stock for an aggregate purchase price of $1,050,000 in a private block transaction. Management believes that the Company's revenue from operations, its current cash and cash equivalents balances, and the proceeds from the sale of short-term marketable securities should provide sufficient cash resources to finance its operations for at least 24 months.

         Except for 1998, the Company has historically been unable to finance its growth from cash generated from operations. Furthermore, the Company's working capital requirements may significantly increase if revenue growth slows, if R&D expenses related to new product development accelerate, including development of the in-process research and development that the Company recently acquired, or if significant operating losses occur. No assurances can be given as to the adequacy of the Company's working capital to support the Company's operations following a period of losses. If the existing cash balances are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be able to raise additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

         As of June 30, 1999, the Company had gross accounts receivable of $10,835,848, less an allowance of $542,297 for returns and doubtful accounts. Historically, the Company's bad debt expense has been minimal. However, at June 30, 1999, large balances were concentrated with certain international distributors. While the Company can give no assurances, it believes that most, if not all, the accounts receivable balances will ultimately be collected.

         The Company's total current assets amounted to $25,169,145 at June 30, 1999, the majority of which consisted of cash, cash equivalents, marketable securities, inventories and accounts receivable. Total current liabilities amounted to $7,066,225. The Company's debt is minimal, consisting primarily of principal payments due under capital leases of $269,949. The Company estimates that it will spend approximately $1,600,000 in 1999 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. As of June 30, 1999, material commitments for inventory purchases from selected vendors for the ensuing six-month period ending December 31, 1999 amount to approximately $2,700,000.

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

YEAR 2000 ISSUES

          The Company defines Year 2000 compliance as the ability to function properly without interruption before, during, and after January 1, 2000. The Company believes that all its products, including its propriety software, meet this definition of Year 2000 compliance. The Company believes that its products are not "date-dependant" or "date-aware", meaning they do not rely upon calendar dates for internal operations or overall product functionality. Furthermore, the Company's products do not pass dates onto other computers, as dates are only used for display purposes. The Company's internal accounting and manufacturing software was upgraded in 1998 to a version that the vendor has represented to be Year 2000 compliant. The Company has been testing that software, and thus far, the tests have indicated that it is Year 2000 compliant. The Company is currently working with its vendors to determine whether they are Year 2000 compliant. The Company may be required to change vendors that are determined not to be in compliance. However, none of the Company's key vendors have identified material Year 2000 issues, and all have represented to the Company that they are Year 2000 compliant. The Company's customers use a variety of CAD packages and hardware platforms. Many of these customers will be required to upgrade these CAD packages and operating systems to new versions that are Year 2000 compliant in order to operate their systems. Those customers and future customers that do not elect to upgrade their systems may be unable to generate certain required files and thus use or purchase our products. This could have the potential to reduce future revenue, although the Company believes that the overall impact on revenue will not be material. The cost to the Company to determine its Year 2000 compliance has not been material and has been included in its operating results. The Company does not believe that future costs associated with this issue will be material to its financial condition or its results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by the Company to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, the ability of the Company to maintain its gross margins on these sales, and the plans and objectives of management to introduce new products, control expenses, improve profitability, and develop and commercialize the purchased in-process technology. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in its current product offering, including the Genisys(R) rapid prototyping system that has been especially affected by technological problems,
(2) will be able to maintain its gross margins on its present products, (3) will be able to control its operating expenses, (4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell its products, and (5) will be able to further develop and commercialize the purchased in-process research and development that the Company acquired in December 1998. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing plans, its capital expenditure budgets, or its engineering , selling or other budgets, which may in turn affect the Company's results of operations or the success of its engineering efforts. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, the Company may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since the Company frequently receives the majority of its orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of the Company's common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on May 11, 1999. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

                                                                    Votes Cast
                                                     ---------------------------------------
                                                       For                     Withheld
                                                     Election            Authority/Abstained
                                                     --------            -------------------
         Scott Crump                                 5,569,139                   107,191
         Ralph E. Crump                              5,600,239                    76,091
         Clifford H. Schwieter                       5,609,434                    66,896
         Arnold Wasserman                            5,608,109                    68,221
         Greg Wilson                                 5,609,434                    66,896
         Cameron Truesdel                            5,562,355                   113,975


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


Date: August 6, 1999                     STRATASYS, INC.


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
