Form 10-Q
period 1999-09-30
STRATASYS INC
filed 1999-11-15
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]      Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the quarterly period ended        September 30, 1999
                                ----------------------------
                                       OR

[ ]      Transition Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the transition period from               to
                               --------------   -----------------
Commission file number      1-13400

                                STRATASYS, INC.
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                         36-3658792
 ---------------------------------                      -------------------
  (State or Other Jurisdiction                          (I.R.S. Employer
 of Incorporation or Organization)                      Identification No.)

               14950 Martin Drive, Eden Prairie, Minnesota  55344
              -----------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (612) 937-3000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
        ---------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

       Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for past 90 days.  Yes   X      No
                                    -----       -----
         As of November 10, 1999, the Registrant had 6,101,961 shares of Common Stock, $.01 par value, outstanding.

                                STRATASYS, INC.


                                     Index

                                                                                                      Page
                                                                                                      ----

Part I. Financial Information

Item 1.          Financial Statements       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

                 Consolidated Balance Sheets as at September 30, 1999
                 and December 31, 1998      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

                 Consolidated Statements of Income and Comprehensive Income
                 for the three months and nine months ended September 30,
                 1999 and 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

                 Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 1999 and 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . 6


Part II.         Other Information

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15





                                      (i)

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------
                                                                              SEPTEMBER 30,                  DECEMBER 31,
                                                                                   1999                          1998
                                                                               (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $       8,572,792               $   11,243,839
    Marketable Securities                                                                20,152                    4,593,910
    Accounts receivable, less allowance for doubtful
       accounts of $485,445 in 1999 and $395,291 in 1998                             10,451,907                    9,838,836
    Inventories                                                                       6,129,019                    5,035,588
    Prepaid expenses                                                                    698,459                      593,363
    Deferred income taxes                                                               243,000                      243,000
                                                                           --------------------------------------------------
        Total current assets                                                         26,115,329                   31,548,536
                                                                           --------------------------------------------------

MACHINERY AND EQUIPMENT, less
    accumulated depreciation                                                          3,464,539                    3,601,829
                                                                           --------------------------------------------------

OTHER ASSETS
    Intangible assets                                                                 3,131,523                    2,788,769
    Deferred income taxes                                                             2,541,883                    3,072,000
    Other                                                                               129,664                      179,042
                                                                           --------------------------------------------------
                                                                                      5,803,070                    6,039,811
                                                                           --------------------------------------------------

                                                                              $      35,382,938               $   41,190,176
                                                                           ==================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion                               132,008                      177,669
    Purchased in-process research and development payable                                                          6,464,709
    Accounts payable and other current liabilities                                    3,955,942                    3,601,570
    Unearned maintenance revenue                                                      3,577,966                    2,649,824
                                                                           --------------------------------------------------
        Total current liabilities                                                     7,665,916                   12,893,772
                                                                           --------------------------------------------------


OBLIGATIONS UNDER CAPITALIZED LEASES, less current portion                               93,680                      193,327
                                                                           --------------------------------------------------

                                                                                         93,680                      193,327
                                                                           --------------------------------------------------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
     shares, issued 6,101,961 shares in 1999
     and 6,100,524 shares in 1998                                                        61,020                       61,005
   Capital in excess of par value                                                    32,712,755                   32,710,484
   Accumulated deficit                                                               (2,863,027)                  (3,847,529)
   Accumulated other comprehensive income (loss)                                        (30,572)                     (38,956)
   Less cost of treasury stock, 545,200 shares in 1999
      and 137,300 shares in 1998                                                     (2,256,834)                    (781,927)
                                                                           --------------------------------------------------
          Total Stockholders' Equity                                                 27,623,342                   28,103,077
                                                                           --------------------------------------------------

                                                                             $      35,382,938               $   41,190,176
                                                                           ==================================================


See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

-----------------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                                     --------------------------------          -------------------------------
                                                      1999                   1998                1999                  1998
                                                   (unaudited)           (unaudited)          (unaudited)          (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                             $10,359,357               $7,836,247           $26,826,896          $23,100,729

Cost of goods sold                                  3,311,250                2,948,307             8,953,954            7,859,872
                                                 -----------------------------------------   --------------------------------------

Gross profit                                        7,048,107                4,887,940            17,872,942           15,240,857

Costs and expenses
     Research and development                       1,829,828                1,470,715             5,101,771            4,053,744
     Selling, general and administrative            3,826,847                3,507,876            11,558,743           10,873,596
                                                 -----------------------------------------   --------------------------------------
                                                    5,656,675                4,978,591            16,660,514           14,927,340
                                                 -----------------------------------------   --------------------------------------

Operating income (loss)                             1,391,432                  (90,651)            1,212,428              313,517
                                                 -----------------------------------------   --------------------------------------

Other income (expense)
     Interest income                                  125,409                  175,857               380,941              483,725
     Interest expense                                 (32,862)                  (8,874)              (78,750)             (33,973)
                                                 -----------------------------------------   --------------------------------------
                                                       92,547                  166,983               302,191              449,752
                                                 -----------------------------------------   --------------------------------------

 Income before income taxes                         1,483,979                   76,332             1,514,619              763,269

 Income taxes                                         519,392                   26,714               530,117              267,142
                                                 -----------------------------------------   --------------------------------------

 Net income                                       $   964,587               $   49,618           $   984,502          $   496,127

Earnings per common share
        Basic                                     $      0.17               $     0.01           $      0.17          $      0.08
                                                 -----------------------------------------   --------------------------------------
        Diluted                                   $      0.17               $     0.01           $      0.17          $      0.08
                                                 -----------------------------------------   --------------------------------------

Weighted average number of common
  shares outstanding
        Basic                                           5,658,739             6,058,269             5,847,083          6,074,416
                                                 -----------------------------------------   --------------------------------------
        Diluted                                         5,660,680             6,109,275             5,849,609          6,191,682
                                                 -----------------------------------------   --------------------------------------
COMPREHENSIVE INCOME

Net income                                         $      964,587            $   49,618          $    984,502         $  496,127

Other comprehensive income
        Foreign currency translation adjustment       #REF!                 #REF!                #REF!                #REF!

                                                 -----------------------------------------   --------------------------------------

Comprehensive income                                  #REF!                 #REF!                #REF!                #REF!
                                                 -----------------------------------------   --------------------------------------


See notes to financial statements.

 STRATASYS, INC.


 CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------
                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ----------------------------------------
                                                                                  1999                         1998
                                                                               (UNAUDITED)                  (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $   984,502                    $   496,127
   Adjustments to reconcile net income to net
      cash used in operating activities:
         Deferred taxes                                                           530,117
         Depreciation and amortization                                            942,049                      1,013,393
         Amortization of intangibles                                              526,927                        696,523
         Increase (decrease) in cash attributable to
           changes in assets and liabilities:
             Accounts receivable                                                 (613,071)                     4,871,425
             Inventories                                                       (1,093,431)                      (153,375)
             Prepaid expenses                                                    (105,096)                      (516,008)
             Accounts payable and other current liabilities                       354,372                       (657,900)
             Payment for in-process research and development                   (6,464,709)
             Income taxes payable                                                                                267,144
             Unearned maintenance revenue                                         928,142                       (109,367)
                                                                              --------------------------------------------

 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (4,010,198)                     5,907,962
                                                                              --------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of marketable securities                                  4,573,758
   Purchases of marketable securities                                                                           (184,610)
   Acquisition of machinery and equipment                                        (804,759)                      (884,667)
   Payments for other assets                                                                                     (44,001)
   Proceeds from other assets                                                      49,378
   Payments for intangible assets                                                (869,681)                      (229,848)
                                                                              --------------------------------------------

 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            2,948,696                     (1,343,126)
                                                                              --------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of obligations under capitalized leases                            (145,308)                      (123,908)
   Proceeds from the sale of common stock                                           2,286                         36,449
   Purchase of stock warrants                                                                                 (1,000,000)
   Repurchase of treasury stock                                                (1,474,907)                      (225,985)
                                                                              --------------------------------------------

 NET CASH USED IN FINANCING ACTIVITIES                                         (1,617,929)                    (1,313,444)
                                                                              --------------------------------------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            8,384                         (6,421)
                                                                              --------------------------------------------


 NET INCREASE (DECREASE) IN CASH                                               (2,671,047)                     3,244,971


 CASH AND CASH EQUIVALENTS, beginning of period                                11,243,839                      9,116,232
                                                                              --------------------------------------------

 CASH AND CASH EQUIVALENTS, end of period                                     $ 8,572,792                    $12,361,203
                                                                              --------------------------------------------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
     cash paid during the period for interest                                 $    78,750                    $    33,973
                                                                              --------------------------------------------

 SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES


 Machinery and equipment acquired under
     capital lease obligations                                                $          -                   $   268,569
                                                                              --------------------------------------------

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS


         Note 1 -- Basis of Presentation

         The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1998, filed as part of the Company's Annual Report on Form 10-KSB for such year.

Note 2--- Inventory

         Inventories consist of the following at September 30 and December 31, respectively:

                             1999               1998
        Finished Goods       $2,913,831          $3,058,539

        Work in process         147,628             145,108

        Raw materials         3,067,560           1,831,941
                             ----------          ----------
                             $6,129,019          $5,035,588
                             ==========          ==========



         Note 3--Material Commitment

         The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve month period. These commitments amount to approximately $4,000,000, some of which contain non-cancellation clauses.

         Note 4--Treasury stock

         In the nine months ended September 30, 1999, the Company purchased 407,900 shares of the Company's common stock for an aggregate purchase price of $1,474.009.

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

         In April 1999 the Company introduced the GenisysXs(R) . This system offers enhanced performance and speed improvements over the original Genisys(R). Shipments of the GenisysXs(R) commenced in the third quarter of 1999.

         In August 1999 the Company introduced the FDM(R) 3000, a system based on the Company's core patented Fused Deposition Modeling technology. The
FDM(R) 3000 features a build envelope 60% larger than the Company's earlier Benchtop systems. In conjunction with the FDM(R) 3000 introduction, the Company also introduced WaterWorks. The patented Waterworks process allows for the easy removal of supports from a completed model by simply immersing the part in a water-based solution. The support material is dissolved, resulting in cleaned prototype that eliminates most post-processing requirements. The Company plans to offer WaterWorks to users of its FDM(R) 1650 and FDM(R) 2000 systems in the next quarter.

         Net revenue derived from sales of the Company's rapid prototyping devices, modeling materials, and maintenance has increased each year since 1990. Management expects, but cannot assure, that this trend will continue. The Company believes that it shipped more rapid prototyping systems than any of its competitors in 1998, and that it recorded the second highest revenues within the industry in 1998. It can give no assurances, however, that this trend will continue. The Company's revenue in the three months ended September 30, 1999, increased significantly over the revenue recorded in the same 1998
period.    The Company's successful introduction of the FDM 3000 and WaterWorks products accounted for much of this growth. The Company has continued to expand its expenditures on research and development ("R&D") for both new products and sustaining engineering. R&D expenses increased to $1,829,828 in the third quarter of 1999 from $1,470,715 recorded in the comparable 1998 period. R&D expenses are expected to continue at approximately the same level at least through the end of 1999. Selling, General and Administrative ("SG&A") expenses declined to 36.9% of sales in the third quarter of 1999 as compared with 44.8% in 1998. Lower expenses in the Company's administrative and marketing departments were largely accountable for the declining SG&A expenses. This was partly offset by increases to the Company's customer service and German office departments. The Company's headcount has increased from 190 employees and contractors at the end of the third quarter of 1998 to 195 employees and contractors at the end of the comparable 1999 period, although headcount has not grown from the 195 employees recorded at the end of 1998. The future profitability of the Company will be dependent upon the Company's ability to control its operating expenses while increasing revenues. The Company does not believe that meaningful improvements to its gross margins are achievable, and gross margins could possibly decline in the event that significant price competition emerges within the industry or if the Company's product mix were to change dramatically. While the Company believes that profitability will improve in 1999 as compared with 1998 as a result of higher sales coupled with operating expense control, it can give no assurance that these results will be realized.

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


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1998

            The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statement of income.

                                                        For the quarters ended September 30,

                                                                 1999             1998
         Net sales                                            100.0%              100.0%
         Cost of sales                                         32.0%               37.6%
         Gross margin                                          68.0%               62.4%
         Selling, general, and administrative expenses         36.9%               44.8%
         Research and development expense                      17.7%               18.8%
         Operating income (loss)                               13.4%               (1.2%)
         Other income                                           0.9%                2.1%
         Income before taxes                                   14.3%                1.0%
         Income taxes                                           5.0%                0.3%
         Net income                                             9.3%                0.6%

NET SALES

         Net sales for the quarter ended September 30, 1999 were $10,359,357, compared with net sales of $7,836,247 for the quarter ended September 30, 1998. This represents an increase of $2,523,110, or 32.2%. Sales of the newly-introduced FDM(R) 3000 and WaterWorks were strong. Sales of Quantum, FDM(R) 2000 and Genisys(R) Systems also contributed. The Company's FDM(R)enchtop systems (including the FDM(R) 3000), including refurbished and upgraded systems , and Quantum systems continued to account for a majority of the Company's revenue in the quarter ended September 30, 1999. Consumable and maintenance revenue increased significantly in the quarter ended September 30, 1999 as compared with the same 1998 period, increasing to 22.2% of total revenue. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS, WaterWorks and other material selections, and increased emphasis on the sale of maintenance contracts.

         Unit shipments increased by almost 43% in the third quarter of 1999 as compared to 1998. System sales included sales of all systems, including trade-in and upgrade systems. The average selling price of the Company's systems declined in the current quarter as compared with the 1998 comparable period, due to increased shipments of the GenisysXs(R) and lower-priced Benchtop systems.

         Domestic sales accounted for approximately 55% of total revenue in the quarter ended September 30, 1999, which was below the 61% recorded in the comparable period in 1998. In the United States, the central region, dominated by the automotive industry, was the strongest domestic revenue. Europe accounted for approximately 19% of total revenue in the third quarter of 1999, up from approximately 12% of revenue in the comparable 1998 quarter. The Company's combined Asia-Pacific region, which comprises Japan, China, Korea, Southeast Asia, and India, accounted for approximately 26% of total revenue, down slightly from approximately 27% attained in 1998. Historically, the Company has derived a larger percentage of its revenues from its domestic regions. The Company believes that 1999 sales into the Southeast Asian countries that have been most impacted by currency and economic turbulence will be weak. These countries include Singapore, Thailand, Indonesia, and Malaysia. Sales in the remainder of the Asia Pacific countries are expected to remain strong in 1999, while sales into its domestic territories are expected to improve over the results recorded in the third quarter of 1999. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions, or those sales into the Company's weaker domestic territories will improve to prior levels.

GROSS PROFIT

         Gross profit increased to $7,048,107, or 68.0% of sales, in the quarter ended September 30, 1999, compared with $4,887,940, or 62.4% of sales, in the quarter ended September 30, 1998. This represents an increase of $2,160,167, or 44.2%. Gross profit was impacted in the 1999 period by significantly higher revenues, favorable product mix, and slower growth of manufacturing overhead.

OPERATING EXPENSES

         SG&A expenses increased to $3,826,847 for the quarter ended September 30, 1999, from $3,507,876 for the quarter ended September 30, 1998. This represents an increase of $318,971, or 9.1%, significantly below the 32.2% growth in revenue. Lower administration and marketing expenses accounted for much of the reduced SG&A expenses, while expenses incurred by Company's customer service and German office departments caused selling expenses to expand in the 1999 period.

         R&D expenses increased to $1,829,828 for the quarter ended September 30, 1999 from $1,470,715 for the quarter ended September 30, 1998. The increase in 1999 over 1998 amounted to $359,113, or 24.4%. Payroll related expenses, materials, and professional services accounted for much of the increase in R&D expenses in 1999 as compared with 1998. The Company believes that R&D expenses will continue to be high throughout 1999 as the Company proceeds with its new product development efforts, including efforts designed to commercialize the technology that the Company purchased in December 1998.

         The Company's operating profit for the quarter ended September 30, 1999 amounted to $1,391,432, or 13.4% of sales, compared with an operating loss of $90,651, or (1.2%) of sales, for the quarter ended September 30, 1998.

OTHER INCOME

         Other income and expense netted to $92,547 in the quarter ended September 30, 1999 compared with $166,983 in the same 1998 period. Interest income amounted to $125,409 compared with interest income of $175,857 recorded in 1998. The lower interest income in the 1999 period resulted from lower average cash and cash equivalent balances in the 1999 period as compared with 1998. Interest expense increased by $23,988 to $32,862 in the quarter ended September 30, 1999 due to the Company's higher average balance of its capitalized leases.

NET INCOME

         Net income for the quarter ended September 30, 1999 amounted to $964,587 compared with net income of $49,618 in the same 1998 period. This resulted in earnings per diluted common and common equivalent share of $.17, compared with income per diluted common and common equivalent share of $.01 in the period ended September 30, 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statement of income.


                                                        For the nine months ended September 30,

                                                              1999                 1998
         Net sales                                            100.0%              100.0%
         Cost of sales                                         33.4%               34.0%
         Gross margin                                          66.6%               66.0%
         Selling, general, and administrative expenses         43.1%               47.1%
         Research and development expense                      19.0%               17.5%
         Operating income (loss)                                4.5%                1.4%
         Other income                                           1.1%                1.9%
         Income before taxes                                    5.6%                3.3%
         Income taxes                                           2.0%                1.2%
         Net income                                             3.7%                2.1%


NET SALES

         Net sales for the nine months ended September 30, 1999 were $26,826,896, compared with net sales of $23,100,729 for the nine months ended September 30, 1998. This represents an increase of $3,726,167, or 16.1%. Sales of the FDM(R) Quantum, FDM(R) 2000, and the FDM(R) 3000 Systems were strong in the period. The Company's FDM(R) Benchtop systems, including refurbished and upgraded systems, and Quantum systems continued to account for a majority of the Company's revenue in the nine months ended September 30, 1999. Consumable and maintenance revenue increased significantly in the nine months ended September 30, 1999 as compared with the 1998 period, increasing to almost 23% of total revenue. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS and other material selections, and increased emphasis on the sale of maintenance contracts.

           Unit shipments increased by approximately 14% in the nine months ended September 30, 1999 as compared with the 1998 period. The average selling price of the Company's systems decreased slightly in the nine months ended September 30, 1999, as compared with the 1998 period. This was impacted primarily by product mix, as the Company mix shifted slightly to include more used and GenisysXs systems. Domestic sales accounted for approximately 51% of total revenue in the nine months ended September 30, 1999, which was below the approximately 60% recorded in the comparable period in 1998. In the United States, the central region, dominated by the automotive industry, recorded the most revenue. Europe accounted for approximately 18% of total revenue in the nine months ended September 30, 1999, equal to the 18% of revenue recorded in the comparable 1998 period. The European territory recovered from a weak first quarter in 1999 to record improved revenues in the second and third quarter of 1999. The Company's combined Asia-Pacific region, which comprises Japan, China, Korea, Southeast Asia, and India, accounted for approximately 26% of total revenue, up from approximately 21% attained in comparable 1998 period. Currency and economic turbulence in the Company's Southeast Asia territory negatively impacted sales in the 1998 period. The Company believes that 1999 sales in the Southeast Asian countries that have been most impacted by currency and economic turbulence will be weak. These countries include Singapore, Thailand, Indonesia, and Malaysia. Sales in the remainder of the Asia Pacific countries are expected to remain strong in 1999. Historically, the Company has derived a larger percentage of its revenues from its domestic regions. Sales in its domestic territories are expected to improve over the results recorded in the nine months ended September 30, 1999. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions, or that sales into the Company's domestic territories will improve to historical levels.

GROSS PROFIT

         Gross profit increased to $17,872,942, or 66.6% of sales, in the nine months ended September 30, 1999, compared with $15,240,857, or 66.0% of sales, in the nine months ended September 30, 1998. This represents a increase of $2,632,085, or 17.3%. The improvement to gross profit was due to higher revenues and favorable product mix.

OPERATING EXPENSES

         SG&A expenses increased to $11,558,743 for the nine months ended September 30, 1999, from $10,873,596 for the nine months ended September 30, 1998. This represents an increase of $685,147, or 6.3%. In the 1999 period, lower administration and marketing expenses were offset by upgrade programs for the Company's Genisys(R) and Quantum products, and by increased expenses incurred by the Company's German office and customer service department.

         R&D expenses increased to $5,101,771 for the nine months ended September 30, 1999 from $4,053,744 for the comparable 1998 period. The increase in 1999 over 1998 amounted to $1,048,027, or 25.9%. Payroll related expenses, materials, and professional services accounted for much of the increase in R&D expenses in 1999 as compared with 1998. The Company believes that R&D expenses will continue to be high throughout 1999 and as the Company proceeds with its new product development efforts, including those designed to commercialize the technology that the Company purchased in December 1998.

         The Company's operating income for the nine months ended September 30, 1999 amounted to $1,212,428, or 4.5% of sales, compared with an operating profit of $313,517, or 1.4% of sales, for the nine months ended September 30, 1998.

OTHER INCOME

         Other income and expense netted to $302,191 in the nine months ended September 30, 1999 compared with $449,752 in the same 1998 period. Interest income amounted to $380,941, a decrease from the $483,725 recorded in 1998, primarily due to lower average balance of cash and cash equivalents. Interest expense increased by $44,777 to $78,750 in the nine months ended September 30,1999 due primarily to the Company's higher average balance of its capitalized leases.

NET INCOME

         Net income for the nine months ended September 30, 1999 amounted to $984,502 compared with net income of $496,127 in the comparable 1998 period. This resulted in earnings per diluted common and common equivalent share of $.17 for the nine months ended September 30, 1999, compared with income per diluted common and common equivalent share of $.08 in the nine-month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities during the nine months ended September 30, 1999 used cash of $4,010,198, primarily reflecting the payment of $6,464,709 for the December 1998 purchase of in-process research and development, and an increase in accounts receivable and inventories of $613,071 and $1,093,431, respectively. Increases to accounts payable and unearned maintenance revenue of $354,372 and $928,142, respectively, favorably impacted cash flow in the period. In the nine months ended September 30, 1998, cash provided by operating activities amounted to $5,907,962, primarily reflecting the reduction to accounts receivable of $4,871,425, which was partially offset by the use of cash due to increases in prepaid expenses and decreases in accounts payable of $516,008 and $657,900, respectively. Cash provided by investing activities amounted to $2,948,696 in the period ended September 30, 1999. The proceeds from the sale of marketable securities resulted in a net increase in cash of $4,573,758, while the Company used cash of $804,759 and $869,681 for the acquisition of machinery and equipment and for payments for intangible assets, respectively. The Company used cash of $1,343,126 in its investing activities in the comparable 1998 period, including $884,667 for the acquisition of machinery and equipment and $229,848 for the purchase of intangible assets. In the 1999 period, the Company's financing activities used net cash of $1,617,926, which included $1,474,907 for the purchase of treasury stock under its stock buyback program and $145,308 for repayments of obligations under capitalized leases. In 1998, financing activities used net cash of $1,313,444, including $1,000,000 for the purchase of stock warrants, $225,985 for the purchase of treasury stock, and $123,908 used for payments under capitalized leases. The net decrease in cash for the nine months ended September 30, 1999 amounted to $2,671,047 as compared with a net increase of $3,244,971 for the comparable 1998 period. The Company's ending cash and cash equivalents balances as of September 30, 1999 and 1998 were $8,572,792 and $12,361,203, respectively.


         At September 30, 1999, the Company's cash, cash equivalents, and marketable securities balances totaled $8,592,944. These assets will be used by the Company for working capital purposes, for improvement to facilities, for acquisitions, for new product development and tooling, for acquisition of production equipment and computers, for increased selling and marketing activities, and for engineering costs required to develop and commercialize the in-process research and development acquisition. Additionally, in July 1999 the Company's Board of Directors authorized management to increase its stock repurchase plan to purchase up to 1,000,000 shares of its common stock. Under this authorization, in July 1999 the Company repurchased 300,000 shares of its common stock for an aggregate purchase price of $1,050,000 in a private block transaction. Management believes that the Company's revenue from operations, its current cash and cash equivalents balances, and the proceeds from the sale of short-term marketable securities should provide sufficient cash resources to finance its operations for at least 24 months.

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

         As of September 30, 1999, the Company had gross accounts receivable of $10,937,352, less an allowance of $485,445 for returns and doubtful accounts. Historically, the Company's bad debt expense has been minimal. However, at September 30, 1999, large balances were concentrated with certain international distributors. While the Company can give no assurances, it believes that most, if not all, the accounts receivable balances ultimately will be collected.

         The Company's total current assets amounted to $26,115,329 at September 30, 1999, the majority of which consisted of cash, cash equivalents, marketable securities, inventories and accounts receivable. Total current liabilities amounted to $7,665,916. The Company's debt is minimal, consisting primarily of principal payments due under capital leases of $225,688. The Company estimates that it will spend approximately $1,400,000 in 1999 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. As of September 30, 1999, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending September 30, 2000 amount to approximately $4,000,000.

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

YEAR 2000 ISSUES

         The Company defines Year 2000 compliance as the ability to function properly without interruption before, during, and after January 1, 2000. The Company believes that all its products, including its propriety software, meet this definition of Year 2000 compliance. The Company believes that its products are not "date-dependant" or "date-aware", meaning they do not rely upon calendar dates for internal operations or overall product functionality. Furthermore, the Company's products do not pass dates onto other computers, as dates are only used for display purposes. The Company's internal accounting and manufacturing software was upgraded in 1998 to a version that the vendor has represented to be Year 2000 compliant. The Company has tested this software during 1999 and has not encountered any problems. The Company will continue to test this software throughout 1999. The Company is currently working with its vendors to determine whether they are Year 2000 compliant. The Company may be required to change vendors that are determined not to be in compliance. However, none of the Company's key vendors have identified material Year 2000 issues, and have represented their Year 2000 compliance to us. The Company's customers use a variety of CAD packages and hardware platforms. Many of these customers will be required to upgrade these CAD packages and operating systems to new versions that are Year 2000 compliant in order to operate their systems. Those customers and future customers that do not elect to upgrade their systems may be unable to generate certain required files and thus use or purchase our products. This could have the potential to reduce future revenue, although the Company believes that the overall impact on revenue will not be material. The cost to the Company to determine its Year 2000 compliance has not been material and has been included in its operating results. The Company does not believe that future costs associated with this issue will be material to its financial condition or its results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by the Company to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, the ability of the Company to maintain its gross margins on these sales, and the plans and objectives of management to introduce new products, control expenses, improve profitability, and develop and commercialize the purchased in-process technology. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in its current product offering, including the Genisys (R) rapid prototyping system that has been especially affected by technological problems,(2) will be able to maintain its gross margins on its present products, (3) will be able to control its operating expenses, (4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell its products, and (5) will be able to further develop and commercialize the purchased in-process research and development that the Company acquired in December 1998. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing plans, its capital expenditure budgets, or its engineering , selling or other budgets, which may in turn affect the Company's results of operations or the success of its engineering efforts. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, the Company may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since the Company frequently receives the majority of its orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of the Company's common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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


Date: November 15, 1999                            STRATASYS, INC.


                                          By: /s/Thomas W. Stenoien
                                             ------------------------
                                                Thomas W. Stenoien
                                                Chief Financial Officer
                                                (Principal Financial Officer)