Form 10-K
period 1999-12-31
STRATASYS INC
filed 2000-03-29
CIK 915735

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO _______________

                         COMMISSION FILE NUMBER 1-13400

                                 STRATASYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   36-3658792
     (STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

14950 MARTIN DRIVE, EDEN PRAIRIE, MINNESOTA                             55344
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

                                 (612) 937-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

                                               Name of Each Exchange on Which
              Title of Each Class                 Each Class is Registered
     Common Stock, $.01 par value                 The Pacific Exchange Inc.

     SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

     None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No/ /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 27, 2000 was approximately $40,968,364. On such date, the closing price of the Registrant's Common Stock, as quoted on the Nasdaq National Market, was $9.031.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of the Annual Report on Form 10-K is herein incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Meeting of Stockholders scheduled to be held on May 11, 2000.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Stratasys, Inc. ("Stratasys" or the "Company") manufactures and sells a line of rapid prototyping ("RP") devices that create physical models from computerized designs. It was incorporated in Delaware in 1989 and its executive offices are located in Eden Prairie, Minnesota. Its rapid prototyping systems are based on the Company's core patented fused deposition modeling ("FDM(R)") technology or on recently developed and patented Genisys(R) technology. The Company sold its first product, the 3-D Modeler, commercially in April 1992 and introduced its second product, the Benchtop, in June 1993. Other significant developments in the Company's business are set forth below:

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

- In March 1996, the Company announced three new products, Genisys, the FDM 1650, and the FDM 8000, each of which is oriented to separate stages of a customer's product development cycle. Shipments of the FDM 1650 began in March 1996 and shipments of Genisys began in June 1996. Shipments of the FDM 8000 began in the first quarter of 1997.

- In March 1997, the Company announced the FDM 2000, an enhanced version of the Company's FDM 1650. The Company began shipping the FDM 2000 in the first quarter of 1997.

- In November 1997, the Company announced that the United States Food and Drug Administration granted 510(k) clearance for the Company's MedModeler system, a rapid prototyping system designed for the medical market for anatomical part output from MRI and CT scans.

- In January 1998, the Company introduced the FDM Quantum(R), which offers large modeling capabilities (second largest build envelope in the industry) combined with significant speed and performance enhancements as compared with the FDM(R) 2000. This product incorporates MagnaDrive technology that allows the extrusion heads to move on a bed of air while controlled by electro-magnetic homing devices. Commercial shipments commenced in the first quarter of 1998.

- In January 1999, the Company announced the December 1998 acquisition of rapid prototyping technology consisting of technological assets, including software, documentation and know-how, and tangible personal property, including machinery, equipment, and components of the rapid prototyping technology. The Company paid the seller approximately $5,946,000 in cash for this technology and issued the seller's members warrants to purchase 128,000 shares of the Company's common stock exercisable at $13.875 per share. The Company also paid the seller $519,000 in early 1999 for invoiced development work with respect to the technology. Further development of the technology continued throughout 1999, with commercial introduction expected in 2000.

- In April 1999, the Company introduced the GenisysXs. This system offered enhanced performance and speed improvements over the original Genisys. Shipments of the GenisysXs commenced in May 1999.

- In August 1999, the Company introduced the FDM 3000 system based on the Company's core FDM technology. The FDM 3000 features a build envelope 60% larger than the Company's Benchtop systems. In conjunction with the FDM 3000, the Company introduced WaterWorks. The patented WaterWorks process allows for the easy removal of supports from a completed prototype model by simple immersion into a water-based solution. The support material is dissolved, resulting in a cleaned prototype that eliminates most post-processing requirements. The Company offered WaterWorks to users of its FDM 2000 systems in the fourth quarter of 1999. The Company expects to offer WaterWorks to FDM 8000 and FDM Quantum users in 2000.

DESCRIPTION OF BUSINESS

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

     The Company believes that the RP systems using its patented FDM technology and Genisys technology are the only rapid prototyping systems commercially available that can produce parts from plastic without relying on lasers. This affords the Company's products a number of significant advantages over other commercially available three-dimensional rapid prototyping technologies, which primarily rely on lasers to create models. Such benefits include:

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

     The process involved in the development of a three-dimensional model using the Company's FDM systems begins with the creation of a conceptual geometric model on a CAD workstation. The model is then imported into the Company's proprietary QuickSlice(R) software program, which mathematically slices the conceptual model into horizontal layers that are downloaded into the system. These rapid prototyping machines basically draw cross-sections of the model one layer at a time to create a three-dimensional "blueprint." A spool of thin thermoplastic modeling material feeds into a moving FDM extruding head, which heats the material to a semi-liquid state. This semi-liquid material is then extruded and deposited in ultra-thin flat layers on a base (the "X-Y Stage") in the modeling chamber. As the material is directed into place by the computer-controlled head, layer upon layer, the material solidifies, creating a precise and strong laminated model.

     The Genisys modeling process is similar. Genisys uses Company's proprietary AutoGen(R) software to slice the conceptual model created on a CAD workstation into horizontal layers that are downloaded into Genisys. Genisys then uses wafers of polyester modeling material, rather than spools of filament, to feed the extrusion head. The extrusion head heats these wafers and, using a precision hydraulic pump, deposits a continuous layer of plastic polymer roads onto the X-Y Stage to create a three-dimensional model by building up layers.
In comparison to the FDM systems, due to its size, Genisys allows the prototype to be created on a desktop, directly from a workstation, like a 3D printer. The Company's recently-introduced GenisysXs uses a modeling process similar to the original Genisys system.

PRODUCTS

     Modeling Equipment. The Company has been developing and improving its line of rapid prototyping products since its inception in 1989. Since that time, the Company has developed and sold systems including the 3D-Modeler, a smaller Benchtop version of the 3DModeler called the FDM 1500 Benchtop, introduced in June 1993; an improved Benchtop modeler called the FDM 1600 Benchtop, introduced in November 1994; the Company's Protoslice operating software package; its successors, QuickSlice(R) and AutoGen(R); and in some cases, a CAD workstation manufactured by SGI. The FDM 1600 Benchtop offered customers more features than its predecessor, the FDM 1500, including dual heads. As such, it had increased hardware and software performance. Although the Company has discontinued sales of the 3D Modeler, the FDM 1500, SGI workstations and the FDM 1600, it continues to support and manufacture modeling materials for these systems. In addition, the Company no longer sells ProtoSlice, the predecessor to QuickSlice.

     In March 1996, the Company introduced three new rapid prototyping machines for commercial sale. Genisys is a 3D desktop printer, which uses the rapid prototyping technology developed by IBM that the Company purchased in 1995. It is useful for the production of conceptual models employed in the early stages of the design cycle, as it enables a designer to produce concept iterations at his desk directly from a workstation in a simple push-button fashion. The FDM 1650 Benchtop can produce functional prototypes at higher speeds than those of its predecessor, the FDM 1600 Benchtop, and can accommodate a variety of engineering modeling materials. The third product, the FDM 8000, is a rapid prototyping device that incorporates QuickSlice software and the filament extrusion method of the Company's FDM products. It is capable of building prototypes up to 24 inches in size with throughput comparable to the Stratasys FDM 2000 described below. The FDM 8000 builds prototype parts using ABS plastics. Distribution of the FDM 1650 Benchtop system began in March and the Genisys system in June 1996, while shipment of the FDM 8000 began in the first quarter of 1997.

     The Company announced the FDM 2000 in March 1997. It is an enhanced version of the FDM 1650, but features a 30% to 40% throughput improvement over the FDM 1650. Upgraded hardware and software accounts for the improved performance features. The Company began shipping the FDM 2000 in the first quarter of 1997. In November 1997, the Company announced that its MedModeler rapid prototyping system had been granted 510(k) pre-market clearance from the FDA. The MedModeler is a Benchtop rapid prototyping system designed for the medical market that creates anatomical part output from computed tomography ("CT") and magnetic resonance imaging ("MRI") devices.

     In January 1998, the Company announced the FDM Quantum. This system features the second largest build envelope in the industry and incorporates MagnaDrive technology. The MagnaDrive technology, which allows the extrusion head to float on a bed of air while being controlled through electromagnetic devices, offers significant speed and performance enhancements as compared with the FDM 2000. Commercial shipments of the FDM Quantum commenced in the first quarter of 1998.

     In April 1999, the Company introduced the GenisysXs. This system offers enhanced performance and speed improvements over the original Genisys. Shipments of the GenisysXs commenced in May 1999.

     In August 1999, the Company introduced the FDM 3000 system based on the Company's core patented fused deposition modeling ("FDM") technology. The FDM 3000 features a build envelope 60% larger than the Company's Benchtop systems. In conjunction with the FDM 3000, the Company introduced WaterWorks. The patented WaterWorks process allows for the easy removal of supports from a completed prototype model by simple immersion into a water-based solution. The support material is dissolved, resulting in a cleaned prototype that eliminates most post-processing requirements. The Company offered WaterWorks to users of its FDM 2000 systems in the fourth quarter of 1999. The Company expects to offer WaterWorks to FDM 8000 and Quantum users in 2000.

     The Company's family of rapid prototyping systems offers product designers and developers the ability to create prototypes throughout all stages of the development cycle as well as a wide range of prices from which to choose. The domestic list prices of the Company's systems range from $45,000 for Genisys and reach $325,000 for the Quantum FDM. By comparison, the Company's original 3D Modeler sold for between $150,000 and $180,000. The Company also offers special pricing for trade-in systems and upgrades. Customers have the option to purchase an entire rapid prototyping system from the Company or to buy individual components.

     Modeling Material. FDM technology allows the use of a greater variety of modeling materials and colors than other technologies. The Company continues to develop filament modeling materials that meet the customer's needs for increased speed, strength, accuracy, surface resolution and color. These materials are processed into its patented filament form, which is then fed into the FDM systems. The Company's spool-based system has proven to be a significant advantage for its products over Ultra Violet ("LTV") polymer systems, because the Company's system allows the user to quickly change material by simply mounting the spool and threading the desired material into the FDM devices. Spools weigh from 1.0 pound to ten pounds, and the creation of a model may require from 0.1 pound to more than one pound of filament. The spool-based system also compares favorably with UV polymer system because the spool-based system allows the customer to use the system in an office environment and to purchase a single spool, as compared to an entire vat of UV polymer, thereby reducing the customer's up-front costs.

     Currently, the Company has six modeling materials commercially available for use with its FDM technology:

- an elastomer material for applications requiring strength, durability and flexibility, as used in seals or tubing

-    an investment casting wax

- the hard polymer material ABS (named for its three initial monomers, acrylonitrile, butadiene and styrene), which is used commercially to make products such as cellphones, computer cases and toys

-    a medical grade ABS (MABS), used for medical applications

- a release material, which is used for-support and removed from the final model

- a water-soluble material, which is used for support during the build process and which is later dissolved from the finished prototype

     Each material has specific characteristics that make it appropriate for various applications. The ability to use different materials allows the user to match the material to the end use application of the prototype, whether it is a pattern for tooling or a concept model.

     Genisys uses only one type of modeling material, a plastic polymer, which is manufactured in the form of wafers. A total of 50 wafers are held in a cassette, which allows the wafers to be fed into the machine and rapidly extruded in layers. Additional cassettes are easily loaded into the system. Each cassette contains a memory chip that instructs the system as to the parameters and melt temperature of the material lot, which optimizes the automatic build process of the Genisys system.

     The modeling filament and wafers are consumable products that provide additional revenue for the Company.

OPERATING SOFTWARE

     The Company offers two proprietary software products: QuickSlice and AutoGen. QuickSlice processes three-dimensional computer models to generate operating data for the Company's FDM 1650, 2000, 3000, 8000, and Quantum products. AutoGen performs the same function for the Company's
Genisys and GenesysXs 3-D Printers. The Company has retained copyrights and all other ownership rights for AutoGen and QuickSlice.

     QuickSlice is an interactive software product giving users choices ranging from semi-automatic operations to a feature-rich array of options and controls.

     In 1994, the Company developed SupportWorks(R), which is used in conjunction with QuickSlice to automatically generate support structures, thereby eliminating a time-consuming manual step in the modeling process. In 1995, the Company integrated SupportWorks into QuickSlice, which is currently priced at $15,000.

     AutoGen is an easy-to-use software product, giving users automatic operation for the Company's Genisys 3-D Printer. AutoGen is able to choose most options and settings for the user, saving significant operator labor time. AutoGen is included in the Genisys sales price.

APPLICATIONS OF RAPID PROTOTYPING

     Rapid prototyping systems enable engineers and designers to produce models of their engineering designs faster and cheaper than with conventional manual methods. Most companies use rapid prototyping to accelerate new product development and improve time to market. The prototypes themselves are used to test a product's or assembly's form, function and fit to specific tolerances. Companies also use 3D models for tooling as patterns for a variety of soft tooling procedures. In addition, several domestic and international manufacturers produce one-of-a- kind orthopedic implants for patients using CT scanning and wax investment casting masters produced with the Company's MedModeler FDM systems.

POTENTIAL FUTURE APPLICATIONS

     The Company has positioned its products to be used as devices that support CAD systems in a variety of design and manufacturing industries. Current applications include:

-    automotive                           -    government

-    aerospace                            -    packaging

-    consumer products                    -    form molding

-    electronics                          -    investment casting

-    medical                              -    service bureaus

-    education





     Additional future applications include:



-    architectural design

-    rapid manufacturing of small-volume custom parts

-    free-form graphic design

-    secondary tooling and mold-making

     Among potential medical applications, rapid prototyping is being used to produce accurate models of internal organs, bones or skulls for pre-operative evaluations or modeling of prostheses. In such uses, the Company's MedModeler is serving as a peripheral device for CT and MRI devices.

MARKETING, DISTRIBUTION AND CUSTOMERS

     The strategic focus of the Company's marketing efforts begins with identifying the needs of product managers, conceptual designers, design and manufacturing engineers and production specialists in manufacturing and design companies. The Company then seeks to understand a customer's needs and requirements. To satisfy those needs, the Company offers a broad array of products, ranging from the low cost, easy-to-use GenisysXs Printer, to the large-scale, fast and precise FDM Quantum. The Company has sold systems to the following representative customers.

REPRESENTATIVE CUSTOMERS



-    General Motors Corporation           -    Eastman Kodak Company

                                          -    Marubeni
-    Ford Motor Company
                                          -    Hewlett-Packard

-    Damiler Chrysler
                                          -    Brooks Air Force Base
-    Lockheed Martin

-    Square D. Company                    -    Toyota

                                          -    Lego
-    Whirlpool Corporation
                                          -    Federal Bureau of Investigation
-    Callaway Golf
                                          -    NASA
-    Snap-On Tools Corporation
                                          -    Honda
-    Xerox


-    Biomet, Inc.

-    St. Jude Medical

-    Motorola

     It has also sold systems to service bureaus, universities and distributors in the United States and abroad. The Company sells complete rapid prototyping systems as well as supplies and services.

     The Company uses a variety of tactical marketing methods to reach potential customers, including Web-based marketing, press releases, trade magazine articles, advertisements, brochures, direct mailings, telemarketing programs, trade show demonstrations, videos and a Web site (www.Stratasys.com). In addition, the Company has developed domestic and international on-site demonstration capabilities.

     Domestically, the Company sells directly to its customers. In 1997, the Company organized its domestic FDM sales force into three regions. Salespersons and management reside in the regions they service. In addition, GenisysXs resellers have been assigned to managers within this regional framework. The Company markets internationally through a network of distributors and sales representatives. During the years ended December 31, 1999, 1998 and 1997, export sales amounted to approximately $19,753,300, $14,018,400, and $12,639,000, respectively.

     No customer accounted for more than 10% of sales in 1999, 1998 or 1997.

WARRANTY AND SERVICE

     The Company provides a 90-day warranty on its systems sold domestically and a one-year warranty on those sold internationally. In addition, the Company offers annual service and maintenance contracts for its systems. The service contracts include updates of the Company's software systems. Annual service contracts for the Company's FDM systems are priced from $2,500 to $50,000, while annual service contracts for the GenisysXs system are priced from $6,000 to $ 10,000.

MANUFACTURING

     The Company's manufacturing process consists of the assembly of purchased components. The Company obtains all parts used in the manufacturing process either from distributors of standard electrical or mechanical parts or from custom fabricators of the Company's proprietary designs. The Company currently operates on a build-to-inventory basis.

     The Company purchases the major component parts for its FDM and Genisys systems from various outside vendors, subcontractors and other sources and assembles them at its Minnesota facility. In 1999, the Company reorganized the assembly line using demand-flow techniques. Subassembles are built to satisfy kanban levels required for final assembly. Material Requisition Planning ("MRP") was implemented to order parts to satisfy production requirements based on sales forecasts. The Company performs numerous diagnostic tests and quality control procedures throughout the assembly process in order to assure reliability of its products. Prior to shipment, each unit is subjected to a test and burn-in procedure to check for defects. Precision modeling parameters are also checked.

     The Company maintains an inventory of most of its necessary supplies, which facilitates the assembly of products required for production. The Company's sole current supplier of the X-Y Stage for the FDM 2000, FDM 3000 and FDM 8000 systems is Asymtek; and its sole current supplier of the FDM head motors is MircoMo Electronics, Inc. The Company also has sole suppliers for two key components of its FDM Quantum system. The Company considers all of these suppliers to be reliable. Nevertheless, the Company maintains an inventory of such components to support continued supply. Furthermore, the Company believes that the supplier of the X-Y Stage could be replaced by in-house design and production of the part within a three-month period, if necessary; and the Company could employ FDM head motors from other suppliers by modifications to the design of the FDM 2000, 3000 and 8000 systems. In-house development to replace the vendors of the Quantum components would take four to eighteen months to accomplish. In regard to other parts and materials, the Company uses multiple sources of supply and does not believe that it is dependent on any single supplier. Although the Company believes that it maintains adequate inventories of vendor-specific materials, the loss of a supplier of such vendor-specific materials or compounds could result in a delay in the manufacture and delivery of those materials and compounds resulting from the need to retest and recertify products supplied by one or more new vendors. The Company considers its relationships with its suppliers to be good.

RESEARCH AND DEVELOPMENT

     The Company has devoted significant time and resources to the development of a universally compatible and user-friendly software system. The Company believes that ongoing research and development efforts are essential to its continued success. Accordingly, the Company's engineering development efforts will continue to focus on improvements to the FDM and Genisys technology and development of new modeling processes, materials, software and products. To date, much of the Company's activity has been focused on research and development. For the years ended December 31, 1999, 1998, and 1997, the Company's research and development expenses, excluding the non-recurring charge for purchase of in-process engineering, were approximately $6,583,000, $5,944,000 and $5,055,000, respectively.

     The Company's filament development and production operation is located at its facility in Eden Prairie, Minnesota. The Company regards the filament formulation and manufacturing process as a trade secret, and the Company holds patent claims on filament usage in its products.

INTELLECTUAL PROPERTY

     The Company considers its proprietary technology to be material to the development, manufacture, and sale of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Scott Crump, the Company's President, was granted two U.S. patents that cover many claims relating to various aspects of its products, FDM technology and the associated modeling process. The term of one patent lasts until June 9, 2009, and the term of the other lasts until August 23, 2011. The patents have been assigned to the Company. In addition, other employees of the Company have assigned to the Company patents and patent applications for other rapid prototyping processes and apparatuses associated with the FDM process. As part of its purchase of rapid prototyping technology assets from IBM, the Company was also assigned the rights and title to three patents developed by IBM, which cover the Genisys system and which the Company believes will further augment its own product lines. The Company recorded these patents domestically and is in the process of recording them in certain foreign countries. The terms of these patents extend until June 7, 2005, April 12, 2011, and May 17, 2011. In total, the Company currently owns thirteen primary U.S. patents.

     Corresponding patent applications covering the same claims that are contained in the Company's issued patents have been initiated in various foreign countries. Other foreign patent applications have also been filed, including the patent applications assigned to the Company by IBM. The Company's registered trademarks include:

                              REGISTERED TRADEMARKS

-    Stratasys, Inc.         -    Genisys

-    3D Modeler              -    AutoGen

-    QuickSlice              -    3D Visualizer

-    3D Plotter              -    FDMM

-    3D Visualizer           -    FDC

-    FDM                     -    BMD

                             -    FDM Quantum

     Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have also been filed in Japan and the European Community.

     Stratasys has also registered the following Internet domain names:

-    prototype.com                      -   webmodeling.com

-    webprototypes.com                  -   3D-fax.com

-    3Dprinter.com                      -   Stratasys.com


WORKING CAPITAL PRACTICES

     The Company does not engage in unusual practices regarding inventories, receivables or other items of working capital.

BACKLOG

     The Company's total backlog of orders at December 31, 1999 was approximately $4 million, as compared with $3.5 million at December 31, 1998. Management estimates that 10% of the Company's backlog will not be shipped in 2000. Since sales of the Company's products are typically strongest in the fourth quarter, orders during that period have a significant bearing on the Company's backlog for the subsequent fiscal year.

COMPETITION

     The Company competes in a marketplace that is still dominated by conventional methods of model-making and prototype development. Machinists and engineers working from blueprints or CAD files and using machining or by-hand methods generally perform the prototype development and fabrication. The Company believes that there is currently no other commercial producer of 3D modeling devices that uses a single-step, non-toxic technology similar to the Company's FDM and Genisys technologies. Most other rapid prototyping or 3D printing systems involve an additional post-processing step, such as curing the part after construction of the model or prototype. The Company's FDM and Genisys technologies do not rely on the laser or light technology used by many other commercial manufacturers in the rapid prototyping industry.

     The Company's competitors employ a number of different technologies in their rapid prototyping devices. 3D Systems, D-MEC, Mitsui and Teijin Seiki Co. use stereolithography in their products. 3D Systems introduced the first rapid prototyping product. The Company believes that 3D Systems accounts for
approximately 29% of sales of   rapid prototyping units to date. DTM
Corporation and EOS produce machines that use lasers to sinter or harden powdered material. Helisys, Inc. utilizes lasers to cut and laminate sheets of materials, such as paper. Z Corp. uses inkjet technology to sinter powdered materials. Sanders Prototype, Inc. and 3D Systems have developed prototyping systems that use inkjet technology to deposit wax material layer by layer, which can be used in an office environment. A smoothing or milling process is required between each deposited layer to maintain accuracy in these processes. The Company believes that its FDM and Genisys technologies have important advantages over the products of these companies. These advantages include:

-    the ability to be used in an office environment

-    the availability of multiple modeling materials

-    a one-step process

-    ease of use

-    hands-free support removal

          Certain of the Company's competitors have greater financial and marketing resources than the Company. The Company believes that in the three year period ending in 1999, it sold more units than any other rapid prototyping company and was the second largest RP company in revenue.

EMPLOYEES

          As of March 20, 2000, the Company had 186 full-time employees and 13 subcontractors or temporary employees. While the Company has separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and the Company has not experienced a work stoppage. The Company believes its employee relations are good.

GOVERNMENTAL REGULATION

          GENERAL

          The Company is subject to various local, state and federal laws, regulations and agencies that affect businesses generally. These include:

- regulations promulgated by federal and state environmental and health agencies

-    the federal Occupational Safety and Health Administration

-    laws pertaining to the hiring, treatment, safety and discharge of employees

          FDA REGULATION

     The FDA has the authority to regulate the preclinical and clinical testing, manufacture, labeling, distribution, and promotion of the Company's MedModeler FDM system as a Class II medical device under the Federal Food, Drug, and Cosmetic Act of 1976. Before a new device can be introduced into the market, the manufacturer must generally obtain prior FDA permission to market it through either clearance of a 510(k) notification to the FDA or approval of a pre-market application ("PMA"). The FDA will grant a 510(k) clearance if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or 11 medical device or to a Class III medical device for which the FDA has not called for PMA's. After a device receives 510(k) clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or would constitute a major change in the intended use of the device, will require a new 510(k) submission.

     In November 1997, the Company announced that the FDA granted the MedModeler FDM system 510(k) clearance. The Company has subsequently made modifications to the MedModeler, which it believes do not require the submission of a new 510(k) notification. There can be no assurance, however, that the FDA would agree with the determination by the Company not to submit, or would not require the Company to submit, a new 510(k) notification for any of these changes. If the FDA requires the Company to submit a new 510(k) notification for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notification is cleared by the FDA.

     The MedModeler and any other medical devices manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA. The Company's medical sector manufacturing facility will be subject to inspection by the FDA to assure compliance with its Quality System Regulation ("QSR"), which imposes testing, control, documentation and other quality assurance procedures. In addition, the Company will be subject to other regulatory requirements that usually apply to medical devices marketed in the United States, including :

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

-    refusal to grant pre-market clearances or approvals

-    recall or seizure of the products

-    withdrawal of marketing approvals

-    criminal prosecution recall or seizure of the products

     Although the Company believes that any such enforcement action would not have a material adverse effect on the Company's ability to market its products other than as medical devices, any such enforcement action could have a material adverse effect on its ability to market the MedModeler FDM system

     The MedModeler FDM system may be subject in certain instances to regulation by foreign regulatory authorities to the extent that the Company seeks to market it outside the United States.

FINANCIAL INFORMATION ABOUT OPERATIONS IN THE UNITED STATES AND OTHER COUNTRIES

     The information required by this item is incorporated by reference to the Company's Financial Statements included elsewhere in this report. (See Part IV,
Item 14, Note 13.)

ITEM 2. PROPERTIES.

     The Company's executive offices and production facilities presently occupy approximately 87,156 square feet in two adjacent buildings in Eden Prairie, Minnesota, near Minneapolis. The Company occupies a 27,756 square foot facility under a lease that was to expire on July 31, 1999. In July 1998, the Company extended this lease until July 31, 2002. In October 1996, the Company leased an additional 59,400 square feet of office and production space in a building adjacent to its original Eden Prairie premises under a lease expiring in December 1999. In June 1999, the Company exercised its renewal option to lease this facility through November 2001. Approximately 25% of the new premises will be sublet until needed by the Company. The Minnesota facilities are used for machine assembly and filament production, as well as sales, administration and operations. The current monthly rent for the premises occupied by the Company total approximately $35,000. The Company does not require a large space for production because it assembles its devices from sub-assemblies manufactured by outside vendors.

     The Company opened two regional sales offices in 1997. In June 1997, the Company entered into a three year lease to occupy 1,912 square feet of space in Southfield, Michigan, a suburb of Detroit. This lease expires in May 2000, with monthly rent of approximately $3,019. In September 1997, the Company entered into a three-year lease to occupy 2,504 square feet of space in Ontario, California. The lease expires in May 2000, with base monthly rent of approximately $3,005. The Company expects to renew these leases at comparable rates in 2000. The Company is also responsible for real estate taxes, insurance, utilities, trash removal and maintenance expenses at all of these premises. In November 1997, the Company's German subsidiary entered into a lease to occupy 4,360 square feet of space in Frankfurt, Germany. The lease expires in November 2001, with base monthly rent of approximately $6,100.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal or administrative proceeding, and its property is not subject to any such proceeding, other than actions arising in the ordinary course of the Company's business, which the Company believes are not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

     No matter was submitted to a vote of Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System National Market ("Nasdaq") under the symbol SSYS and is traded on The Pacific Stock Exchange Incorporated under the symbol SAS.

     The following table sets forth the high and low closing bid prices of the Company's common stock for each quarter from January 1, 1998 through the fiscal year ended December 31, 1999.

                                                           High             Low
                                                           ----             ---
Fiscal Year Ended December 31, 1999                            Bid Prices $
-----------------------------------                            ------------
January 1, 1999 - March 31, 1999                          5.625            3.750
April 1, 1999 - June 30, 1999                             4.688            3.313
July 1, 1999 - September 30, 1999                         4.438            3.433
October 1, 1999 - December 31, 1999                       9.25             3.313

Fiscal Year Ended December 31, 1998

January 1, 1998 - March 31, 1998                         13.50             7.385
April 1, 1998 - June 30, 1998                            12.125            7.875
July 1, 1998 - September 30, 1998                         8.688            5.125
October 1, 1998 - December 31, 1998                       7.438            4.50

     There were approximately 153 stockholders of record of the Company's common stock as of March 22, 2000.

DIVIDENDS

     The Company has not paid or declared any cash dividends to date and does not anticipate paying any in the foreseeable future. The Company intends to retain earnings, if any, to support the growth of the Company's business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data as of and for the five-year period ended December 31, 1999, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 1999, and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                  1999           1998            1997          1996             1995
                                                                  ----           ----            ----          ----             ----

STATEMENT OF OPERATIONS DATA:                                                 (IN THOUSAND, EXCEPT PER SHARE AMOUNTS)
Sales                                                            37,587         32,437          29,636         22,920         10,275

Gross Profit                                                     24,675         21,347          19,940         15.031          6,368

Selling, general and administrative expenses                     15,611         15,320          14,676          9,486          4,232

Research and development                                          6,583          5,944           5,055          3,374          1,996

Purchased in-process research and development                      --            6,513            --             --             --

Operating income (loss)                                           2,481         (6,429)            209          2,172            141

Net income (loss)                                                 2,144         (3,318)            515          3,503            371

Net income (loss) per basic share                                  0.37          (0.55)           0.09           0.67           0.09

Weighted average basic shares outstanding                         5,776          6,072           5,726          5,191          4,023

Net income (loss) per diluted share                                0.37          (0.55)           0.09           0.63           0.09

Weighted average diluted shares outstanding                       5,779          6,072           6,016          5,585          4,046



                                                           1999              1998           1997              1996            1995
                                                           ----              ----           ----              ----            ----
BALANCE SHEET DATA                                                                     (IN THOUSANDS)
Working Capital                                           19,567           18,655           26,357           20,192           12,640

Total Assets                                              37,113           41,190           38,984           31,463           19,895

Long term debt (less current portion)                        318              193              136               95              183

Stockholders' equity                                      28,783           28,103           33,087           26,406           17,522



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAl

     The Company develops, manufactures, and markets a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from CAD workstation. Historically, the Company's growth has come from sales to a number of industries, including the automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for the Company. The Company's current and future growth is largely dependent upon its ability to penetrate new markets, and develop and market new rapid prototyping devices and applications that meet the needs of its current and prospective customers. New product developments will focus on various rapid prototyping devices, modeling materials, and software enhancements. The Company anticipates that in 2000 its primary business strategy will focus on expanding international and domestic sales of its existing family of rapid prototyping devices, while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software. In addition, the Company expects to incur expenditures throughout 2000 for the commercialization of the technology it purchased in December 1998. The Company expects to commercialize this technology in 2000. The Company can give no assurances that it will successfully develop this technology or that it will avoid developmental delays that could negatively impact the commercialization of this technology.

     In April 1999 the Company introduced the GenisysXs. This system offered enhanced performance, reliability, and speed improvements over the original Genisys. Shipments of the GenisysXs commenced in May 1999. In August 1999 the Company introduced the FDM 3000. This system featured a build compartment approximately 60% larger than the Company's FDM 2000 Benchtop system, allowing customers to create significantly larger prototypes. In conjunction with the FDM 3000 system, the Company introduced WaterWorks. The patented WaterWorks process allows for the easy removal of supports from a completed model by simply immersing the part in a water-based solution. The support material is dissolved, resulting in a finished prototype that eliminates most post-processing requirements. The Company offered WaterWorks to users of its FDM 2000 systems in the fourth quarter of 1999, and plans to offer it to FDM 8000 and Quantum customers in 2000. The Company can give no assurances that it will successfully introduce WaterWorks on these products.

     Net revenue derived from sales of the Company's rapid prototyping devices, modeling materials, and maintenance has increased each year since 1990. Management expects, but cannot assure, that this trend will continue. The Company believes that it sold more rapid prototyping systems than any of its competitors over the last three-year period, and that it realized the second highest revenues within the industry in 1999. It can give no assurances, however, that these trends will continue. The Company's gross profit declined to 65.6% of sales in 1999 from 65.8% in 1998, despite shipping 15% more units. The Company's gross profit can be significantly impacted by shifts in its product mix and sales volume. In 1999 the Company continued its high level of spending on research and development ("R&D") for both new products and sustaining engineering. R&D expenditures increased to $6,583,120 in 1999 as compared with $5,943,926 in 1998, although R&D as a percentage of sales declined to 17.5% of revenue in 1999 as compared to 18.3% in 1998 (excluding the non-recurring purchase of in-process engineering). While Selling, General and Administrative ("SG&A") expenses increased by only 1.9% in 1999 over 1998, SG&A expenses still amounted to 41.5% of revenue. The Company's head count expanded from 194 employees and contractors at the end of 1998 to 200 employees and contractors at the end of 1999. The majority of these additions were in the sales and engineering departments. Future profitability of the Company will depend on the Company's ability to control its operating expenses while increasing revenues. The Company does not believe that meaningful improvements to its gross margins are achievable, and gross margins could possibly decline in the event that significant price competition emerges within the industry or if the Company's product mix were to change dramatically. While the Company believes that profitability will improve in 2000 as compared with 1999 as a result of higher revenues and continued operating expense control, it can give no assurance that these results will be realized.

     The Company believes that the rapid prototyping industry is growing at approximately 10-15% per year. It believes that there is a trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable market exists for concept or visualization 3D printers. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping and concept-modeling needs. Certain market segments in the industry have not demonstrated significant pricing sensitivity. These segments are more interested in modeling envelope size, modeling material variety, throughput, and part quality, which should allow growth to continue for higher priced rapid prototyping systems addressing these needs.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statement of operations.

                                                      For the years ended December 31,

                                                           1999           1998
Net sales                                                 100.0%         100.0%
Cost of sales                                              34.4%          34.2%
Gross margin                                               65.6%          65.8%
Selling, general, and administrative expenses              41.5%          47.2%
Purchased in-process research and development               0.0%          20.1%
Research & development expense                             17.5%          18.3%
Operating income (loss)                                     6.6%         (19.8%)
Other income                                                1.1%           2.3%
Income (loss) before taxes                                  7.7%         (17.6%)
Income taxes (benefit)                                      2.0%          (7.3%)
Net income (loss)                                           5.7%         (10.2%)


NET SALES

     Net sales for the year ended December 31, 1999 were $37,586,938, compared with sales of $32,437,198 for the year ended December 31, 1998. This represents an increase of $5,149,740, or 15.9%. Sales of the Company's Benchtop systems, augmented by the introduction of the FDM 3000 system introduced in August
1999, were particularly strong in 1999, and continued to account for the majority of the Company's system sales. Quantum and GenisysXs system sales were also up, following their respective 1998 and 1999 introductions. Consumable and maintenance revenues also increased in the twelve months ended December 31, 1999 as compared with the same 1998 period. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS, WaterWorks, and other consumable offerings, and increased emphasis on the sale of maintenance contracts.

     The Company shipped 293 systems in 1999 compared with shipments of 262 systems in 1998. System sales in 1999 included sales of all systems, including trade-in and refurbished systems. The Company ended 1999 with an order backlog of approximately $4,000,000 compared with an order backlog of approximately $3,500,000 at December 31, 1998. The 1999 year-end backlog is the highest in the Company's history.

     Domestic sales accounted for approximately 52% of total revenue in 1999, which is down from 58% recorded in 1998. Europe accounted for approximately 18% of total revenue in 1999, down from 19% of 1998 revenue. The Company's Asia-Pacific region, which comprises Japan, China, Southeast Asia and India, accounted for approximately 29.5% of total revenue, up from the 22% attained in 1998. Historically, the Company has derived a larger percentage of its revenues from Europe as well as countries other than Japan in the Asia-Pacific region. The Company believes that year 2000 sales into its Asia Pacific region will remain strong, while sales into Europe are expected to improve as well. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions.

GROSS PROFIT

     Gross profit increased to $24,675,038, or 65.6% of sales, in the year ended December 31, 1999, compared with $21,347,127, or 65.8% of sales, in the year ended December 31, 1998, an improvement of $3,327,911, or 15.6%. Gross profit increased due to higher sales volume and overhead expenses that increased at a lesser rate than sales. Gross profit was negatively impacted by higher material and direct labor cost of goods sold that resulted primarily from changes in the Company's product mix.

OPERATING EXPENSES

     SG&A expenses increased to $15,611,257 for the year ended December 31, 1999, from $15,319,918 for the year ended December 31, 1998. This represents an increase of $291,339, or 1.9%, which was well below the 15.9% revenue growth that the Company recorded. Personnel expenses, primarily in the Company's sales and service organizations, variable commissions expense, and regional sales office expenses accounted for much of the increase in 1999 as compared with 1998. As a percentage of sales, SG&A expenses declined to 41.5% in 1999 from 47.2% in 1998.

     R&D expenses, excluding the non-recurring charge for the purchase of in-process research and development, increased to $6,583,120 for the year ended December 31, 1999 from $5,943,926 for the year ended December 31, 1998. The increase in 1999 over 1998 amounted to $639,194, or 10.8%. Personnel expenses, professional services, and expenses associated with the development of the purchased in-process engineering technology accounted for much of the increase in R&D expenses in 1999 as compared with 1998. The 1998 non-recurring pre-tax charge for the purchase of in-process research and development amounted to $6,512,665, and was expensed because of the risk associated with the purchased research and development as well as the significant amount of engineering resources required of the Company to commercialize this technology. As a percentage of sales, excluding the purchase of in-process research and development, R&D expenses declined to 17.5% in 1999 from 18.3% in 1998.

     The Company's operating income for the year ended December 31, 1999 amounted to $2,480,661, or 6.6% of sales, compared with operating loss of $6,429,382, or 19.8% of sales, for the year ended December 31, 1998. Without the non-recurring charge, the operating income would have been $83,283, or .3% of 1998 sales.

OTHER INCOME

     Other income and expense netted to $408,988 in 1999 compared with $736,037 in 1998. Interest income amounted to $452,855 in 1999 compared with $789,638 in 1998. This was due to a lower average balance of cash and marketable securities in 1999. Interest expense declined by $9,734 to $43,867 in 1999 as the Company paid down various capitalized leases.

NET INCOME (LOSS)

     For the reasons cited above, net income for 1999 amounted to $2,143,649, or 5.7% of sales, compared with a net loss of $3,318,015, or (10.2%) of sales in 1998. This resulted in 1999 income per diluted common and common equivalent share of $.37, compared with loss per common and common equivalent share of $.55 for the period ended December 31, 1998. Excluding the non-recurring charge for the purchase of in-process research and development, the Company's pro forma net income for the period ending December 31, 1998 would have been approximately $533,000, which represented pro forma income per diluted common and common equivalent share of $.09.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from the Company's statement of income.

                                                       For the years ended December 31,
                                                             1998             1997
Net sales                                                   100.0%          100.0%
Cost of sales                                                34.2%           32.7%
Gross margin                                                 65.8%           67.3%
Selling, general, and administrative expenses                47.2%           49.5%
Purchased in-process research and development                20.1%            0.0%
Research & development expense                               18.3%           17.1%
Operating income (loss)                                     (19.8%)            .7%
Other income                                                  2.3%            1.5%
Income (loss) before taxes                                  (17.6%)           2.2%
Income taxes (benefit)                                       (7.3%)            .4%
Net income (loss)                                           (10.2%)           1.7%

NET SALES

     Net sales for the year ended December 31, 1998 were $32,437,198, compared with net sales of $29,636,370 for the year ended December 31, 1997. This represented an increase of $2,800,828, or 9.5%. Sales of the FDM Quantum were strong throughout the year, following its introduction in the first quarter of 1998. The Company's FDM Benchtop systems, including refurbished and upgraded systems, continued to account for a majority of the Company's revenue in the year ended December 31, 1998. Genisys systems, consumable, and maintenance revenue increased significantly in the twelve months ended December 31, 1998 as compared with the comparable 1997 period. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS and other material selections, and increased emphasis on the sale of maintenance contracts.

     The Company booked 270 orders for new systems and sold 262 systems in 1998. System sales in 1998 included gross sales of all systems, including trade-in and upgrade systems. The Company ended 1998 with an order backlog of approximately $3,500,000 compared with an order backlog of approximately $1,000,000 at December 31,1997.

     Domestic sales accounted for approximately 57% of total revenue, which equaled the 57% recorded in 1997. In the United States, the eastern and central regions recorded the most revenue, while the western region was weak. Europe accounted for approximately 19% of total revenue in 1998, down from 20% of 1997 revenue. The Company's Asia-Pacific region, which comprises Japan, China, Southeast Asia and India, accounted for approximately 22% of total revenue, up from the 20% attained in 1997.

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

OPERATING EXPENSES

     SG&A expenses increased to $15,319,918 for the year ended December 31, 1998, from $14,676,175 for the year ended December 31, 1997. This represented an increase of $643,743, or 4.4%. Personnel expenses, primarily in the Company's sales organization, and regional office expenses accounted for much of the increase in 1998 as compared with 1997. As a percentage of sales, SG&A expenses declined to 47.2% in 1998 from 49.5% in 1997.

     R&D expenses, excluding the non-recurring charge for the purchase of in-process research and development, increased to $5,943,926 for the year ended December 31, 1998 from $5,054,767 for the year ended December 31, 1997. The increase in 1998 over 1997 amounted to $889,159, or 17.6%. Payroll related expenses, materials, and professional services accounted for much of the increase in R&D expenses in 1998 as compared with 1997. The non-recurring pre-tax charge for the purchase of in-process research and development amounted to $6,512,665. As a percentage of sales, excluding the purchase of in-process research and development, R&D expenses increased to 18.3% in 1998 from 17.1% in 1997.

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

NET INCOME (LOSS)

     The net loss for 1998 amounted to $3,318,015 compared with net income of $514,833 in 1997. This resulted in a loss per common and common equivalent share of $.55, compared with income per diluted common and common equivalent share of $.09 in the period ended December 31, 1997. Excluding the non-recurring charge for the purchase of in-process research and development, the Company's net income for the period ending December 31, 1998 would have been approximately $533,000, which represented pro forma income per diluted common and common equivalent share of $.09.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities during 1999 provided cash of $2,694,397, primarily reflecting the Company's net income of $2,143,649 and an increase to unearned maintenance revenues of $1,276,759. Unearned maintenance revenues increased as a result of renewed selling emphasis and larger installed base of customers. Increases to the Company's accounts receivable and inventories used cash of $1,947,341 and $1,611,677, respectively. The increase to accounts receivable was largely due to higher sales volumes and heavy end-of-year sales. Inventories increased due to higher levels of replacement parts required under maintenance agreements, the expanded number of products, and increased revenue. Operating activities during 1998 provided cash of $5,736,609, primarily reflecting decreases in accounts receivable of $1,797,218 and inventory of $456,542, combined with increases in the Company's accounts payable and other current liabilities of $519,624. These changes resulted from a general tightening of credit terms and increased focus on working capital management. In addition, the Company's core business, excluding the non-recurring charge for the purchase of in-process research and development, was profitable in 1998, resulting in a profit of approximately $533,000. The Company used cash of $9,769,231 in its 1999 investing activities, including $6,464,709 for the purchase of in-process R&D, $1,330,761 for the purchase of intangible assets, and $628,290 for the acquisition of fixed assets. The Company also used cash of $1,427,971 for the net acquisition of marketable securities. In 1998, the Company used $1,691,536 of cash in its investing activities, including $1,190,567 used for the acquisition of property and equipment, and $341,980 for payments for intangible assets. The Company used $151,089 for net purchases of marketable securities in the same 1998 period. In 1999, financing activities used $1,646,781 of cash, including $1,465,315 for the repurchase of treasury stock and $183,752 for payments of obligations under capital leases. In 1998, the Company's financing activities used net cash of $1,891,103, which included $1,000,000 for the repurchase of warrants and $781,927 for the purchase of treasury stock under its stock buyback program. The net decrease in cash, for the reasons cited above, amounted to $8,711,480 in 1999 compared with a net increase in cash of $2,127,607 for the year ended December 31, 1998 The Company's ending cash and cash equivalents balances as of December 31, 1999 and 1998 were $2,532,359 and $11,243,839, respectively.

     At December 31, 1999, the Company's cash, cash equivalents, and marketable securities balances totaled $8,532,979. This cash will be used for working capital purposes, for improvement to facilities, for new product development, for acquisition of production equipment and tooling, for computers, for increased selling and marketing activities, and for engineering costs required to develop and commercialize the in-process research and development acquisition. Additionally, the Company may continue its common stock buyback program. While the Company believes that the primary source of liquidity in 2000 will be derived from current cash balances and cash flows from operations, it has a line of credit for the lesser of $4,000,000 or a defined borrowing base. Management believes that the Company's revenue from operations, its current cash and cash equivalents balance, and the proceeds from the sale of short-term marketable securities should provide sufficient cash resources to finance its operations for at least 24 months.

     Prior to the last two years, the Company historically had been unable to finance its growth from cash generated from operations. Furthermore, the Company's working capital requirements may significantly increase if revenue growth slows, if R&D expenses related to new product development accelerate, or if significant operating losses occur. No assurances can be given as to the adequacy of the Company's working capital to support the Company's operations following a period of losses. If the existing cash balances are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be able to raise additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

     As of December 31, 1999, the Company had gross accounts receivable of $12,177,090, less an allowance of $420,833 for returns and doubtful accounts. Historically, the Company's bad debt expense has been minimal. However, at December 31, 1999, large balances were concentrated with certain international distributors. Default by one or more of these distributors would result in a significant charge against the Company's current reported earnings. While the Company can give no assurances, it believes that most, if not all, of the accounts receivable balances will ultimately be collected.

     The Company's total current assets amounted to $27,579,712 at December 31, 1999, the majority of which consisted of cash, cash equivalents, marketable securities, inventories and accounts receivable. Total current liabilities amounted to $8,012,259. The Company's debt is minimal, consisting primarily of principal payments due under capital leases of $548,241. The Company estimates that it will spend approximately $1,400,000 in 2000 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. As of December 31, 1999, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending December 31, 2000 amount to approximately $3,400,000. The Company intends to finance these purchases from existing funds or from cash flows from operations.

INFLATION

     Management believes that inflation has not had a material effect on the Company's operations or on its financial condition during the three most recent fiscal years.

FOREIGN CURRENCY TRANSACTIONS

     Substantially all of the Company's transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in other countries may therefore reduce the demand for the Company's products by increasing the price of the Company's products in the currency of countries in which the local currency has declined in value.

YEAR 2000 ISSUES

     As of March 2000 the Company did not experience any material adverse effects related to the Year 2000 issue. The Company does not anticipate any material adverse effects on the results of operations or its financial condition in the future.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by the Company to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, the ability of the Company to maintain its gross margins on these sales, and the plans and objectives of management to introduce new products, control expenses, improve profitability, and develop and commercialize the purchased in-process technology. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in its current product offerings, (2) will be able to maintain its gross margins on its present products, (3) will be able to control its operating expenses, (4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell its products, and (5) will be able to further develop and commercialize the purchased in-process research and development that the Company acquired in December 1998. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause the Company to alter its marketing plans, its capital expenditure budgets, or its engineering , selling or other budgets, which may in turn affect the Company's results of operations or the success of its engineering efforts. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, the Company may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since the Company frequently receives the majority of its orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of the Company's common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information that appears following Item 14 of this report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company did not have any changes in or disagreements with its accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 11, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 11, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 11, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 11, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS

1.   FINANCIAL STATEMENTS -
Independent Auditors Report...........................................................................  F-1
Consolidated Balance Sheets December 31, 1999 and 1998................................................  F-2
Consolidated Statements of Operations Years ended December 31, 1999, 1998 and 1997....................  F-3
Consolidated Statements of Stockholders' Equity Years ended December 31, 1999, 1998 and 1997..........  F-4
Consolidated Statements of Cash Flows Years ended December 31, 1999, 1998 and 1997....................  F-5
Notes to Consolidated Financial Statements............................................................  F-7 to F-19

2.   FINANCIAL STATEMENT SCHEDULE -

Schedule II - Valuation and Qualifying Accounts.......................................................  F-20

Notes

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

Separate financial statements of the Registrant have been omitted because the Registrant is primarily an operating company. All subsidiaries included in the consolidated financial statements are majority owned, and none of the subsidiaries have indebtedness which is not guaranteed by the Registrant.

3.   EXHIBITS

    EXHIBIT NO.                                      DESCRIPTION
        3.1                Restated Certificate of incorporation of the Company. (3)
        3.2                Amendment to Certificate of Incorporation of the Company. (6)
        3.3                By-Laws of the Company. (1)
        4.1                Agent's Warrant issued to R.J. Steichen & Company dated November 12, 1993. (1)
        4.2                Agent's Warrant issued to R.J. Steichen & Company dated December 13, 1993. (1)
        4.3                Form of Common Stock purchase warrants issued by the Company dated as of November 12,
                           1993 and December 13, 1993. (1)
        4.4                Form of Common Stock purchase warrant issued by the Company in its August 1995 private placement (2).
        4.5                Form of 3-year Common Stock purchase warrants issued by the Company in its November
                           1995 offering under Regulation D and Regulation S. (5)
        4.6                Form of 3-month Common Stock purchase warrants issued by the Company in its November
                           1995 offering under Regulation D and Regulation S. (5)
        4.7                Form of Placement Agent's warrant issued by the Company in its November 1995 offering under Regulation D and Regulation S. (5)
        4.8                Form of warrant issued to Sunrise Securities Corp. by the Company in connection with its November 1995 offering under Regulation D and Regulation S. (5)
       10.1                Non-Competition Agreement between the Company and S. Scott Crump, dated October 15,
                           1990. (1)
       10.2                Non-Competition Agreement between the Company and S. Lisa Crump, dated October 15,
                           1990.(1)

       10.3                Employee Confidentiality Agreement between the Company and S. Scott Crump, dated
                           October 15, 1990. (1)
       10.4                Employee Confidentiality Agreement between the Company and Lisa Crump, dated October
                           15, 1990.(1)
       10.5                Stratasys, Inc. Employee Stock Option Plan #1 (1)
       10.6                Amended and Restated Stratasys, Inc. 1994 Stock Plan. (3)
       10.7                Second Amended and Restated Stratasys, Inc. 1994-2 Stock Plan. (8)
       10.8                Stratasys, Inc. 1998 Incentive Stock Option Plan. (10)
       10.9                Asset Purchase Agreement between the Company and IBM dated January 1, 1995. (4)
       10.10               Stratasys, Inc. 2000 Incentive Stock Option Plan (13)
       10.11               Equipment Lease Agreement between the Company and IBM dated January 1, 1995. (4)
       10.12               Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects. (7)
       10.13               Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects. (7)
       10.14               Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb, William R.
                           Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling. (7)
       10.15               Lease between the Company and Welsh Edenvale Partners '86, dated October 9, 1992 (1)
       10.16               Amendment #4 to Lease between the Company and Welsh Edenvale Partners '86, dated
                           October 9, 1992, between the Company and Carpenter Land Company LLP, dated July 27,
                           1998.
       10.17               Lease between the Company and Richard A. Burke, dated October 14, 1996. (9)
       10.18               Warrant Purchase Agreement by and among the Company and certain holder's of the
                           Company's Warrants dated September 30, 1998. (11)
       10.19               Technology Sale and Assignment Agreement, between the Company and SEK Technologies
                           LLC, dated as of December 21, 1998. (12)
       10.21               User Agreement, between the Company and SEK Technologies LLC, dated as of August 21,
                           1997.(12)
       10.22               Option Agreement, between the Company and SEK Technologies LLC, dated August 21, 1997.
                           (12)
       10.23               Form of Registration Rights Agreement, between the Company and holders of Investment
                           Units in SEK Technologies LLC, dated as of January 4, 1999. (12)
       21.1                Subsidiaries of the Company.
       23.1                Consent of Rothstein, Kass & Company, P.C.
       27.1                Financial Data Schedule.

       (1)                 Incorporated by reference from the Company's Registration Statement on Form SB-2 (File
                           No. 33-83638-C) filed September 2, 1994
       (2)                 Incorporated by reference from the Company's Form 8-K, dated August 24, 1995.
       (3)                 Incorporated by reference from the Company's Form 10-KSB for the year ended December
                           31, 1994.
       (4)                 Incorporated by reference from the Company's Form 8-K, Amendment No.2, dated January
                           1, 1995.
       (5)                 Incorporated by reference from the Company's Registration Statement on Form SB-2 (File
                           No. 33-99108) filed November 8, 1995.
       (6)                 Incorporated by reference from the Company's Form 10-QSB for the nine months ended
                           September 30, 1995.
       (7)                 Incorporated by reference from Amendment No. I to the Company's Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.

       (8)                 Incorporated by reference from the Company's definitive Proxy Statement on Schedule 14A with respect to the Company's 1997 Annual Meeting of Stockholders.
       (9)                 Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1996.
      (10)                 Incorporated by reference from the Company's definitive Proxy Statement on Schedule 14A with respect to the Company's 1998 Annual Meeting of Stockholders.
      (11)                 Incorporated by reference from the Company's Form 8-K filed on October 16, 1998.
      (12)                 Incorporated by reference from the Company's Form 8-K filed January 15, 1999.
      (13)                 Incorporated by reference from the Company's Registration Statement on Form S-8 (File
                           No. 333-32782) filed March 17, 2000.

      (b)                  REPORTS ON FORM 8-K

    None.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2000                             STRATASYS, INC.


                                                  By: /s/ S. Scott Crump
                                                       S. Scott Crump, President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ S. Scott Crump                          Chairman of the Board of Directors,                  March 29, 2000
S. Scott Crump                              President, Chief Executive Officer,
                                            Treasurer, (Principal Executive Officer)


/s/ Thomas W. Stenoien                      Chief Financial Officer                              March 29, 2000
Thomas W. Stenoien                          (Principal Financial and Accounting Officer)


/s/ Ralph E. Crump                          Director                                             March 29, 2000
Ralph E. Crump


/s/ Clifford H. Schwieter                   Director                                             March 29, 2000
Clifford H. Schwieter


/s/ Arnold J. Wasserman                     Director                                             March 29, 2000
Arnold J. Wasserman


/s/ Gregory L. Wilson                       Director                                             March 29, 2000
Gregory L. Wilson


/s/ Cameron Truesdell                       Director                                             March 29, 2000
Cameron Truesdell

                        STRATASYS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 1999 AND 1998

STRATASYS, INC. AND SUBSIDIARIES

CONTENTS

INDEPENDENT AUDITORS REPORT                                              F-1

CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets                                                        F-2
   Statements of Operations                                              F-3
   Statements of Stockholders' Equity                                    F-4
   Statements of Cash Flows                                           F-5 - F-6
   Notes to Financial Statements                                      F-7 - F-19
   Valuation and Qualifying Accounts and Reserves                        F-20

INDEPENDENT AUDITORS REPORT

Board of Directors
Stratasys, Inc.

We have audited the accompanying consolidated balance sheets of Stratasys, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations stockholders' equity, and cash flows and financial statement schedule for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratasys, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                 /s/ Rothstein, Kass & Co., P.C.

Roseland, New Jersey
January 29, 2000

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,                                                                                     1999                      1998
ASSETS
Current assets
  Cash and cash equivalents                                                                 $  2,532,359               $ 11,243,839
  Marketable securities                                                                        6,000,620                  4,593,910
  Accounts receivable, less allowance for returns and
   doubtful accounts of $420,833 in 1999 and $409,341
    in 1998                                                                                   11,756,257                  9,838,836
  Inventories                                                                                  6,647,265                  5,035,588
  Prepaid expenses                                                                               429,211                    593,363
  Deferred income taxes                                                                          214,000                    243,000
                                                                                            ------------               ------------
     Total current assets                                                                     27,579,712                 31,548,536
                                                                                            ------------               ------------
Property and equipment, net                                                                    3,235,362                  3,601,829
                                                                                            ------------               ------------
Other assets
  Intangible assets, net                                                                       3,409,708                  2,788,769
  Deferred income taxes                                                                        2,507,000                  3,072,000
  Other                                                                                          381,534                    179,042
                                                                                            ------------               ------------
                                                                                               6,298,242                  6,039,811
                                                                                            ------------               ------------
                                                                                            $ 37,113,316               $ 41,190,176
                                                                                            ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Obligations under capital leases, current portion                                         $    230,229               $    177,669
  Purchased in-process research and development payable                                                0                  6,464,709
  Accounts payable and other current liabilities                                               3,855,447                  3,601,570
  Unearned maintenance revenues                                                                3,926,583                  2,649,824
                                                                                            ------------               ------------
     Total current liabilities                                                                 8,012,259                 12,893,772
                                                                                            ------------               ------------

Obligations under capital leases, less current portion                                           318,012                    193,327
                                                                                            ============               ============
Commitments
Stockholders' equity
  Common stock, $.01 par value, authorized 15,000,000 shares;
   issued 6,101,961 shares in 1999 and 6,100,524
    shares in 1998                                                                                61,020                     61,005
  Capital in excess of par value                                                              32,712,755                 32,710,484
  Accumulated deficit                                                                         (1,703,880)                (3,847,529)
  Accumulated other comprehensive loss                                                           (39,608)                   (38,956)
  Less cost of treasury stock, 542,600 and 137,300
   shares in 1999 and 1998, respectively                                                      (2,247,242)                  (781,927)
                                                                                            ------------               ------------
     Total stockholders' equity                                                               28,783,045                 28,103,077
                                                                                            ------------               ------------
                                                                                            $ 37,113,316               $ 41,190,176
                                                                                            ============               ============

See accompanying notes to consolidated financial statements.                F-2

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,                                                    1999                  1998                     1997
OPERATIONS
Sales                                                                  $ 37,586,938            $ 32,437,198            $ 29,636,370

Cost of sales                                                            12,911,900              11,090,071               9,696,465
                                                                       ------------            ------------            ------------
Gross profit                                                             24,675,038              21,347,127              19,939,905

Costs and expenses
  Research and development                                                6,583,120               5,943,926               5,054,767
  Purchased in-process research and development                                                   6,512,665
  Selling, general and administrative                                    15,611,257              15,319,918              14,676,175
                                                                       ------------            ------------            ------------
                                                                         22,194,377              27,776,509              19,730,942
                                                                       ------------            ------------            ------------
Operating income (loss)                                                   2,480,661              (6,429,382)                208,963
                                                                       ------------            ------------            ------------

Other income (expense)

  Interest and other income                                                 452,855                 789,638                 496,813
  Interest expense                                                          (43,867)                (53,601)                (61,520)
                                                                       ------------            ------------            ------------
                                                                            408,988                 736,037                 435,293
                                                                       ------------            ------------            ------------
Income (loss) before income taxes (benefit)                               2,889,649              (5,693,345)                644,256

Income taxes (benefit)                                                      746,000              (2,375,330)                129,423
                                                                       ------------            ------------            ------------
Net income (loss)                                                      $  2,143,649            $ (3,318,015)           $    514,833
                                                                       ============            ============            ============
Income (loss) per common and common equivalent share
  Basic and diluted                                                    $       0.37            $      (0.55)           $       0.09
                                                                       ============            ============            ============
Weighted average number of common and
 common equivalent shares outstanding

  Basic                                                                   5,775,945               6,071,787               5,726,339
                                                                       ============            ============            ============
  Diluted                                                                 5,779,340               6,071,787               6,016,381
                                                                       ============            ============            ============


See accompanying notes to  consolidated financial statements.                F-3

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997








                                                                                              CAPITAL IN        COMPREHENSIVE
                                                               COMMON STOCK                    EXCESS OF           INCOME/
                                                         SHARES              AMOUNT            PAR VALUE           (LOSS)



Balances, January 1, 1997                              5,517,309         $     55,173         $ 27,394,902      $

Sale of common stock, less related expenses              355,045                3,551            4,976,462
Exercise of stock options and warrants                   207,305                2,073            1,184,720

Net income                                                                                                          514,833

Other comprehensive income
Cumulative translation adjustment                                                                                       --
                                                                                                                -----------
Total comprehensive income                                                                                      $   514,833
                                                                                                                ===========
                                                       ---------         ------------         ------------
Balances, December 31, 1997                            6,079,659               60,797           33,556,084

Exercise of stock options                                 20,865                  208               68,640

Purchase of warrants                                                                            (1,000,000)
Warrants issued in connection with
 purchased research and development                                                                 85,760

Net loss                                                                                                         (3,318,015)

Other comprehensive income (loss)
Cumulative translation adjustment                                                                                   (38,956)
                                                                                                                -----------
Total comprehensive loss                                                                                        $(3,356,971)
                                                                                                                ===========
Purchase of 137,300 shares of treasury stock
                                                       ---------         ------------         ------------
Balances, December 31, 1998                            6,100,524               61,005           32,710,484

Exercise of stock options                                  1,437                   15                2,271

Net income                                                                                                         2,143,649

Other comprehensive income (loss)
Cumulative translation adjustment                                                                                      (652)
                                                                                                                -----------
Total comprehensive loss                                                                                         $2,142,997
                                                                                                                ===========
Purchase of 405,300 shares of treasury stock
                                                       ---------         ------------         ------------
Balances, December 31, 1999                            6,101,961         $     61,020         $ 32,712,755
                                                       =========         ============         ============



                                                                                               Accumulated
                                                                                                  Other
                                                    Accumulated          Treasury             Comprehensive
                                                       Deficit             Stock                   Loss                   Total



Balances, January 1, 1997                          $ (1,044,347)                                                       $ 26,405,728

Sale of common stock, less related expenses                                                                               4,980,013
Exercise of stock options and warrants                                                                                    1,186,793
Net income                                              514,833                                                             514,833

Other comprehensive income
Cumulative translation adjustment

Total comprehensive income
                                                   ------------             -----------           -----------           -----------
Balances, December 31, 1997                            (529,514)                --                   --                  33,087,367

Exercise of stock options                                                                                                    68,848

Purchase of warrants                                                                                                     (1,000,000)
Warrants issued in connection with
 purchased research and development                                                                                          85,760

Net loss                                             (3,318,015)                                                         (3,318,015)

Other comprehensive income (loss)
Cumulative translation adjustment                                                                    (38,956)               (38,956)

Total comprehensive loss
                                                   ------------             -----------           -----------           -----------
Purchase of 137,300 shares of treasury stock                                    (781,927)                                  (781,927)

Balances, December 31, 1998                          (3,847,529)                (781,927)            (38,956)            28,103,077

Exercise of stock options                                                                                                     2,286

Net income                                            2,143,649                                                           2,143,649

Other comprehensive income (loss)
Cumulative translation adjustment                                                                       (652)                  (652)

Total comprehensive loss

Purchase of 405,300 shares of treasury stock                                  (1,465,315)                                (1,465,315)
                                                   ------------             ------------          -----------           -----------
Balances, December 31, 1999                        $ (1,703,880)            $ (2,247,242)         $  (39,608)          $ 28,783,045
                                                   ============             ============          ===========           ===========


See accompanying notes to consolidated financial statements.                 F-4

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                     1999                   1998                   1997
                                                                         ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $  2,143,649           $ (3,318,015)          $    514,833
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
   Bad debt expense                                                            29,920                 30,000                204,697
   Deferred income taxes                                                      594,000             (2,388,000)               (53,000)
   Depreciation                                                             1,265,396              1,341,045              1,019,973
   Amortization                                                               638,643                929,249                917,454
   Purchased in-process research and development                                                   6,512,665
   Loss on disposal of assets                                                  77,474
   Increase (decrease) in cash attributable to changes
    in assets and liabilities
     Accounts receivable                                                   (1,947,341)             1,797,218             (1,263,596)
     Inventories                                                           (1,611,677)               456,542             (2,843,140)
     Prepaid expenses                                                         166,859               (367,273)               117,403
     Other assets                                                            (206,894)
     Accounts payable and other current liabilities                           267,609                519,624               (556,213)
     Unearned maintenance revenues                                          1,276,759                223,554              1,344,226
                                                                         ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         2,694,397              5,736,609               (597,363)
                                                                         ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                              23,500,000             40,090,164             35,166,222
  Acquisition of marketable securities                                    (24,927,971)           (40,241,253)           (33,034,695)
  Acquisition of property and equipment                                      (628,290)            (1,190,567)            (2,048,884)
  Proceeds from sale of property and equipment                                 82,500
  Purchased in-process research and development                            (6,464,709)
  Payments for intangible assets                                           (1,330,761)              (341,980)              (173,635)
  Payments for other assets, net                                                                      (7,900)               (94,057)
                                                                         ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                      (9,769,231)            (1,691,536)              (185,049)
                                                                         ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Payments of obligations under capital leases                               (183,752)              (178,024)              (233,130)
  Repurchase of warrants                                                                          (1,000,000)
  Net proceeds from sale of common stock                                        2,286                 68,848              6,166,806
  Purchase of treasury stock                                               (1,465,315)              (781,927)
                                                                         ------------           ------------           ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (1,646,781)            (1,891,103)             5,933,676
                                                                         ------------           ------------           ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        10,135                (26,363)                  --
                                                                         ------------           ------------           ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (8,711,480)             2,127,607              5,151,264

CASH AND CASH EQUIVALENTS, beginning of year                               11,243,839              9,116,232              3,964,968
                                                                         ------------           ------------           ------------
CASH AND CASH EQUIVALENTS, end of year                                   $  2,532,359           $ 11,243,839           $  9,116,232
                                                                         ============           ============           ============

See accompanying notes to consolidated financial statements.                 F-5

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                          1999                1998                    1997
------------------------                                                          ----                ----                    ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION, cash paid during the year for:
  Interest                                                                      $ 43,867              $ 53,601              $ 61,520
                                                                                ========              ========              ========
  Income taxes                                                                  $   --                $437,916              $202,495
                                                                                ========              ========              ========

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES, machinery and equipment
 acquired under capital lease obligations                                       $369,997              $268,569              $232,189
                                                                                ========              ========              ========











See accompanying notes to consolidated financial statements.                 F-6

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND
     SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES                Nature of Operations

                                        Stratasys, Inc. and Subsidiaries
                                        (collectively the "Company") develops,
                                        manufactures and markets a family of
                                        rapid prototyping systems (RPS) and
                                        devices that permit engineers and
                                        designers to create physical models and
                                        prototypes, made of various materials,
                                        utilizing three dimensional Computer
                                        Aided Design ("3D CAD") files at a CAD
                                        workstation. The Company sells these
                                        devices and the related consumable
                                        materials worldwide.


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



                                        Cash Equivalents

                                        The Company considers all highly-liquid
                                        debt instruments purchased with an
                                        original maturity of three months or
                                        less to be cash equivalents. Cash
                                        equivalents include U.S. Treasury bills
                                        and a money market account.


                                        Marketable Securities

                                        The Company records its marketable
                                        securities in accordance with SFAS No.
                                        115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities have been categorized as available for sale and, as a result, are stated at fair value, which approximates amortized cost at December 31, 1999 and 1998. The Company's marketable securities consist of U.S. Treasury bills that mature within one year. There were no realized gains or losses on marketable securities in any of the three years ended December 31, 1999.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        NATURE OF OPERATIONS AND
          SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES
          (CONTINUED)                   Inventories



                                        Inventories are stated at the lower of
                                        cost, on the first in, first out method, or market. Inventory costs are comprised of material, direct labor and overhead.



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



                                        Intangible Assets

                                        Intangible assets are being amortized
                                        over their estimated useful or economic
                                        lives using the straight line method as
                                        follows:


                                        RPS Technology                  11 years

                                        Capitalized software
                                        development costs                3 years

                                        Purchased software               3 years

                                        Patents                         10 years

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

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        NATURE OF OPERATIONS AND
          SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES
          (CONTINUED)                   Unearned Maintenance Revenues

                                        Maintenance revenues are amortized over
                                        the term of the related maintenance
                                        contracts, typically one to two years.

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

                                        Advertising

                                        Advertising costs are charged to
                                        operations as incurred and were
                                        approximately $652,000, $603,000 and
                                        $824,000 for 1999, 1998 and 1997,
                                        respectively.

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

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        NATURE OF OPERATIONS AND
          SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES
          (CONTINUED)                   Income (Loss) Per Common Share



                                        The Company complies with SFAS No. 128,
                                        "Earnings Per Share". SFAS No. 128
                                        requires dual presentation of basic and
                                        diluted income (loss) per share for all
                                        periods presented. Basic income (loss)
                                        per share excludes dilution and is
                                        computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The difference between the number of shares used to compute basic income (loss) per share and diluted income (loss) per share relates to additional shares to be issued (3,395 in 1999, nil in 1998 due to their antidilutive effect and 290,042 in 1997) upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise.


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


                                        Comprehensive Income (Loss)



                                        Effective December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income
                                        (loss) and its components; however, the
                                        adoption of this Statement has no impact on the Company's net income (loss) or stockholders' equity. SFAS No. 130 requires the Company's change in the foreign currency translation adjustment to be included in other comprehensive income (loss). The prior years' consolidated financial statements have been reclassified to conform to these requirements.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   ACCOUNTS RECEIVABLE                At December 31, 1999 and 1998, accounts
                                        receivable included balances due from
                                        foreign entities of approximately
                                        $7,205,000 and $5,315,000, respectively.



3.  INVENTORIES                         Inventories consist of the following at
                                        December 31:



                                                            1999          1998

                                       Finished goods   $3,715,292   $ 3,058,539
                                       Work in process      50,103      145,108
                                       Raw materials     2,881,870     1,831,941
                                                        ------------------------
                                                        $6,647,265   $ 5,035,588
                                                        ========================

4.  PROPERTY AND EQUIPMENT          Property and equipment consists of the
                                    following at December 31:



                                                                      1999            1998


                         Machinery and equipment                      $2,064,174   $1,735,854
                         Computer equipment and
                          software                                     2,653,246    2,305,424
                         Office equipment                                722,599      680,449
                         Leasehold improvements                        1,096,479    1,060,281
                         Equipment under capital leases                  847,016      784,908
                                                                      -----------------------
                                                                       7,383,514    6,566,916
                         Accumulated depreciation
                          and amortization (including $237,676
                          in 1999 and $313,003 in 1998
                          under capital leases)                        4,148,152    2,965,087
                                                                      -----------------------

                                                                      $3,235,362   $3,601,829
                                                                      =======================


STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INTANGIBLE ASSETS                Intangible assets consist of the following
                                    at December 31:



                                                                        1999          1998


                                   RPS Technology                  $2,558,532   $2,558,532
                                   Capitalized software
                                    development costs               2,652,867    2,251,782
                                   Purchased software                 300,000
                                   Patents                          1,137,687      595,818
                                   Copyrights and licensed
                                    internal code                                   56,856
                                    Other                              16,344       17,488
                                                                   -----------------------
                                                                    6,665,430    5,480,476
                                   Accumulated amortization         3,255,722    2,691,707
                                                                   -----------------------
                                                                   $3,409,708   $2,788,769
                                                                   =======================


                                    For the years ended December 31, 1999, 1998 and 1997, amortization of computer software development costs charged to operations was $305,263, $646,296 and $632,219, respectively.


                                    Included in research and development expense for the years ended December 31, 1999, 1998 and 1997 are computer software development expenditures of $1,463,692, $1,364,100 and
                                    $1,625,188, respectively.

6. PURCHASED IN-PROCESS             In December 1998, the Company purchased
   RESEARCH AND DEVELOPMENT         substantially all of the assets of a private
                                    research and development company including mechanical drawings, data tapes, code, schematics and fixed assets. The purchase price was approximately $6,550,000, of which approximately $6,464,000 was paid in cash in January 1999 and the balance through the issuance of warrants to purchase 128,000 shares of common stock of the Company at $13.88 per share.



                                    The Company expects the rapid prototyping technology purchased to significantly enhance its product mix and capabilities. Products derived from this new technology are anticipated to reach the market place during 2000. At the time of purchase, substantial development remained in order to create a functional and reliable machine. There were also many risks involving the various areas of the technology, as well as the total integration of the various systems. Accordingly, approximately
                                    $6,512,000 of the purchase price was
                                    expensed as research and development
                                    expense.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       CREDIT LINE                The Company has an available line of credit
                                    from a financial institution for the lesser of $4,000,000 or a defined borrowing base.
                                    The credit line bears interest at defined rates based upon two different indexes and expires in June 2000. No amounts were outstanding at December 31, 1999 and 1998.



8.       ACCOUNTS PAYABLE AND
         OTHER CURRENT
         LIABILITIES                Accounts payable and other current
                                    liabilities consist of the following at
                                    December 31:




                                                                         1999          1998
                                    Trade                             $1,465,514     $1,626,253
                                    Compensation and related
                                     benefits                          1,902,664      1,363,159
                                    Reserve for warranty expenses        157,129        127,638
                                    Other                                330,140        484,520
                                                                      -------------------------
                                                                      $3,855,447     $3,601,570
                                                                      =========================



9.       OBLIGATIONS UNDER
         CAPITAL LEASES             Aggregate minimum lease payments for
                                    obligations under capital leases in the
                                    years subsequent to December 31, 1999 are as follows:


                                     YEAR ENDING DECEMBER 31
                                         2000                                       $  289,008
                                         2001                                          218,380
                                         2002                                          139,898
                                                                                    ----------
                                     Total minimum lease payments                      647,286
                                     Less amount representing interest                  99,045
                                                                                    ----------
                                     Present value of minimum lease payments           548,241
                                     Less current portion                              230,229
                                                                                    ----------
                                                                                    $  318,012
                                                                                    ==========

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      INCOME TAXES      The components of the Company's deferred tax assets
                           (liabilities) are as follows:



                                                                         1999            1998
                                Net operating loss
                                  carryforwards                       $   656,000    $ 1,905,000
                                  Depreciation                             (4,000)       (71,000)
                                  Amortization                             26,000         21,000
                                  Allowance for doubtful accounts         111,000        104,000
                                  Reserve for warranty expenses            58,000         91,000
                                  Reserve for sales returns, net           45,000         48,000
                                  Federal minimum tax credit
                                  carryforwards                           154,000         74,000
                                  Research and development tax
                                  credit carryforwards                  1,675,000      1,143,000
                                                                      --------------------------
                                                                      $ 2,721,000    $ 3,315,000
                                                                      ==========================


                           At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $1,800,000, which can be utilized against future taxable income and expire in various years through 2018.


                           At December 31, 1999, the Company had research and development tax credit carryforwards of $1,675,000, which can be utilized against future federal income taxes and expire in various years through 2019.


                           Income (loss) before income taxes consists of the following:


                                                    1999           1998          1997


                                United States    $ 2,682,310    $(5,791,880)   $   814,256
                                Foreign              207,339         98,535       (170,000)
                                                 ------------------------------------------

                                                 $ 2,889,649    $(5,693,345)   $   644,256
                                                 =========================================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES (CONTINUED)

                                    The components of income taxes (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                           1999           1998           1997
                                      FEDERAL

                                        Current        $    80,000   $    47,011     $   175,423
                                        Deferred           463,000    (2,231,000)       (102,000)
                                                       ------------------------------------------
                                                           543,000    (2,183,989)         73,423
                                                       ==========================================
                                      STATE

                                        Current                          (34,341)          7,000
                                        Deferred           131,000      (177,000)         49,000
                                                       ------------------------------------------
                                                           131,000      (211,341)         56,000
                                                       ==========================================
                                      FOREIGN
                                        Current             72,000        20,000            --
                                                       ------------------------------------------
                                                       $   746,000   $(2,375,330)    $   129,423
                                                       ==========================================


                           A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                                               1999         1998          1997
                                Federal statutory rate                        34.0%        (34.0)%        34.0%


                                Foreign sales corporation
                                exclusion                                                                 (2.7)

                                Earnings of subsidiaries taxed
                                at other than U.S. statutory rate                                          9.0
                                State income taxes, net of
                                federal effect                                 2.9          (1.9)          0.7

                                Permanent differences and other                1.0          (0.3)          3.4

                                Utilization of research and
                                development tax credit                       (12.1)         (5.5)        (24.4)
                                                                          -------------------------------------
                                Effective income tax rate                     25.8%        (41.7)%        20.0%
                                                                          =====================================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      COMMITMENTS AND
         CONTINGENCIES     The Company leases its facilities under leases which
                           expire through 2002.


                           Aggregate future minimum annual rental payments in the years subsequent to December 31, 1999 are as follows:



                                 YEAR ENDING DECEMBER 31,

                                          2000               $   599,909
                                          2001                   528,362
                                          2002                   163,800
                                                              ----------
                                                              $1,292,071
                                                              ==========


                           Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $712,000, $663,000 and $800,000, respectively.

12.   STOCK OPTIONS AND
      WARRANTS The Company has four employee stock option plans which have been approved by the stockholders, Stratasys, Inc. Employee Incentive Stock Option Plan #1 (Plan 1), Stratasys, Inc. 1994 Incentive Stock Option Plan (Plan 2), Stratasys, Inc. 1994-2 Incentive Stock Option Plan (Plan 3) and Stratasys, Inc. 1998 Incentive Stock Option Plan (Plan 4). The four plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants and other persons to purchase up to 1,800,000 shares of common stock.



                           All the options under Plan 1 have been granted and the plan expires April 19, 2001. Under Plan 2, options to purchase 173,442 shares of common stock have been granted. Under Plan 3, options to purchase an aggregate of 985,188 shares of common stock have been granted. Under Plan 4, options to purchase an aggregate of 496,580 shares of common stock have been granted. All options under the above plans are granted at a price not less than the fair market value of the Company's common stock at the dates of grant and are exercisable over five years. Options to purchase common stock under a fifth plan were granted during 1999. This plan is subject to stockholder approval which management anticipates in 2000. Options to purchase 101,000 shares of common stock have been granted under this plan.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCK OPTIONS AND
     WARRANTS (CONTINUED)  The following summarizes the information relating to outstanding stock options and the activity during 1999, 1998 and 1997:

                                                                                       WEIGHTED
                                                 NUMBER                                AVERAGE
                                                   OF               PER SHARE          EXERCISE
                                                 SHARES            OPTION PRICE         PRICE

                Shares under option
                 at January 1, 1997               732,899        $ 1.59 - $ 21.44    $    10.15

                Granted in 1997                   638,574         10.94 - 23.75           14.97

                Exercised in 1997                (200,298)        1.59 - 16.63             9.18

                Forfeited in 1997                (300,274)        5.38 - 16.62            12.73
                                                ---------         ----------------    ---------
                Shares under option
                at December 31, 1997              870,901         1.59 - 23.56            14.09


                Granted in 1998                   224,500         5.00 - 11.56             6.75

                Exercised in 1998                 (20,865)        1.59 - 5.38              2.07

                Forfeited in 1998                 (76,320)        5.38 - 23.56            13.92
                                                ---------         ----------------    ---------
                Shares under option
                 at December 31, 1998             998,216         1.59 - 23.56             3.54

                Granted in 1999                   503,100         4.53 - 9.13              5.03

                Exercised in 1999                  (1,437)        1.59 - 1.59              1.59

                Forfeited in 1999                 (91,340)        5.00 - 9.81              6.34
                                                ---------         ----------------    ---------
                Shares under option
                 at December 31, 1999           1,408,539         $ 1.59 - $ 23.75    $    7.09
                                                =========         ================    =========


                Options exercisable at
                      December 31, 1999           696,796         $ 1.59 - $ 23.75     $   9.58
                                                =========         ================    =========

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK OPTIONS AND
    WARRANTS (CONTINUED)   The Company, as part of sales of common stock and
                           other agreements, has issued warrants to purchase the Company's common stock. The following summarizes the information relating to outstanding warrants and the activity during 1999, 1998 and 1997:


                                                                                               WEIGHTED
                                                            NUMBER                             AVERAGE
                                                              OF             PER SHARE         EXERCISE
                                                            SHARES         WARRANT PRICE        PRICE
                            Shares under warrants
                             at January 1, 1997            250,405         $5.80 - $21.00     $   15.95

                            Granted in 1997                710,090          13.50 - 14.50         14.08

                            Exercised in 1997               (7,007)         5.80                   5.80
                                                         ---------        -----------------  ---------
                            Shares under warrants
                             at December 31, 1997          953,488          5.80 - 21.00          14.60

                            Granted in 1998                154,000          5.00 - 13.88          12.38

                            Repurchased in 1998           (710,090)        13.50 - 14.50          14.08

                            Forfeited in 1998             (161,043)         5.80 - 21.00          15.95
                                                         ---------         ----------------  ----------
                            Shares under warrants
                             at December 31, 1998
                             and 1999                      236,355         $ 5.00 - $ 15.44   $   12.48
                                                          ========         =================  =========

                            Warrants exercisable at
                             December 31, 1998
                             and 1999                      236,355         $ 5.00 - $15.44    $   12.48
                                                          ========         =================  =========


                           Had compensation cost for the Company's five stock option plans and stock purchase warrants been determined based on the fair value at the grant date of awards in 1999, 1998 and 1997, consistent with the provisions of SFAS 123, the Company's net income
                           (loss) and income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                           1999                1998                1997
Net Income (loss) - as reported      $   2,143,649        $ (3,318,015)         $ 514,833
Net income (loss) - pro forma            1,721,787          (3,576,561)          (271,113)
Diluted income (loss) per share -
 as reported                                  0.37               (0.55)              0.09
Diluted income (loss) per share -
 pro forma                                    0.30               (0.59)             (0.05)

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Stock options and
     warrants (continued)  The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 1999, 1998 and 1997. The following assumptions were applied in determining the pro forma compensation cost:

                                                                 1999         1998          1997

                             Risk-free interest rate            5.57          5.63          6.00
                             Expected option life              3-4 years     3 years       3 years
                             Expected price volatility           67%           57%           52%

13.  Export sales          Export sales were as follows for the years ended
                           December 31:

                                                   1999              1998                1997

                           Europe              $ 6,348,845        $ 5,866,235        $ 5,735,000
                           Asia Pacific         11,070,532          7,131,958          6,057,000
                           Other                 2,333,956          1,020,244            847,000
                                               -------------------------------------------------
                                               $19,753,333        $14,018,437        $12,639,000
                                               =================================================


14.  Quarterly results
     (unaudited)

                                                             First            Second          Third         Fourth
                                                            Quarter          Quarter          Quarter       Quarter
                                1999
                                 Net sales              $  7,603,144      $  8,864,395     $ 10,359,357   $ 10,760,042
                                 Gross profit              5,193,050         5,631,785        7,048,107      6,802,096
                                 Net income (loss)          (193,013)          212,928          964,587      1,159,147
                                 Income (loss) per
                                  common share:

                               Basic                           (0.03)             0.04             0.17           0.20
                               Dilutive                        (0.03)             0.04             0.17           0.20


                                1998

                                 Net sales              $  7,007,672      $  8,256,810     $  7,836,247   $  9,336,469
                                 Gross profit              4,631,825         5,721,092        4,887,940      6,106,270
                                 Net income (loss)            11,772           434,737           49,618     (3,814,142)
                                 Income (loss) per
                                  common share:

                               Basic                            --                0.07             0.01          (0.63)
                               Dilutive                         --                0.07             0.01          (0.63)

STRATASYS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

    COLUMN A                                                       Column B          Column C          Column D            Column E

                                                                  Balance at         Additions -       Deductions           Balance
                                                                   Beginning         Charged             from               at End
    DESCRIPTION                                                   Of Period          to Income         Reserves            of Period
1999

  Reserve for bad debts and allowances                             $279,508           $ 29,920           $  9,428           $300,000
                                                                   =================================================================
  Reserve for sales returns and other allowances                   $129,833           $100,000           $109,000           $120,833
                                                                   =================================================================
1998

  Reserve for bad debts and allowances                             $462,461           $ 30,000           $212,953           $279,508
                                                                   =================================================================
  Reserve for sales returns and other allowances                   $ 52,000           $583,080           $505,247           $129,833
                                                                   =================================================================
1997

  Reserve for bad debts and allowances                             $350,000           $204,697           $ 92,236           $462,461
                                                                   =================================================================

 Reserve for sales returns and other allowances                   $120,000           $610,186           $678,186           $ 52,000
                                                                   =================================================================