Form 10-Q
period 2000-03-31
STRATASYS INC
filed 2000-05-15
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended       March 31, 2000
                              --------------------------

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to_________________

Commission file number      1-13400
                      ------------------

                                 STRATASYS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                     36-3658792
   ---------------------------------                    -------------------
   (State or Other Jurisdiction                         (I.R.S. Employer
   of Incorporation or Organization)                    Identification No.)

                14950 Martin Drive, Eden Prairie, Minnesota 55344
         ---------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

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

       Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
past 90 days. Yes  X   No
                  ---     ---

       As of May 8, 2000, the Registrant had 6,116,009 shares of Common Stock, $.01 par value, outstanding.

                                 STRATASYS, INC.


                                      Index


                                                                            Page
                                                                            ----

Part I.    Financial Information

Item 1.    Financial Statements...............................................1

           Balance Sheets as at March 31, 2000 and December 31, 1999..........1

           Statements of Operations for the three months ended March 31,
           2000 and 1999......................................................2

           Statements of Cash Flows for the three months ended
           March 31, 2000 and 1999............................................3

           Notes to Financial Statements......................................4

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................5


Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K...................................10

Signatures....................................................................11







                                       (i)

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS


======================================================================================================================
                                                                             MARCH 31,                  DECEMBER 31,
                                                                               2000                        1999
                                                                            (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                              $     3,169,614              $   2,532,359
    Marketable Securities                                                        6,536,255                  6,000,620
    Accounts receivable, less allowance for returns and
       doubtful accounts of $520,868 in 2000 and $420,833 in 1999               10,258,975                 11,756,257
    Inventories                                                                  7,300,005                  6,647,265
    Prepaid expenses                                                               522,992                    429,211
    Deferred income taxes                                                          214,000                    214,000
                                                                          --------------------------------------------
        Total current assets                                                    28,001,841                 27,579,712
                                                                          --------------------------------------------


PROPERTY AND EQUIPMENT, net                                                      3,042,185                  3,235,362
                                                                          --------------------------------------------

OTHER ASSETS
    Intangible assets, net                                                       3,505,639                  3,409,708
    Deferred income taxes                                                        2,350,803                  2,507,000
    Other                                                                          426,402                    381,534
                                                                          --------------------------------------------
                                                                                 6,282,844                  6,298,242
                                                                          --------------------------------------------
                                                                           $    37,326,870              $  37,113,316
                                                                          ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion                  $       219,081              $     230,229
    Accounts payable and other current liabilities                               3,471,760                  3,855,447
    Unearned maintenance revenue                                                 4,161,851                  3,926,583
                                                                          --------------------------------------------
        Total current liabilities                                                7,852,692                  8,012,259
                                                                          --------------------------------------------

OBLIGATIONS UNDER CAPITALIZED LEASES, less current portion                         264,738                    318,012
                                                                          ============================================

STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
   shares,  issued  6,109,061 shares
       in 2000 and  6,101,961 shares in 1999                                        61,091                     61,020
   Capital in excess of par value                                               32,750,726                 32,712,755
   Accumulated deficit                                                          (1,328,122)                (1,703,880)
   Accumulated other comprehensive income (loss)                                   (27,013)                   (39,608)
   Less cost of treasury stock,  542,600 shares in 2000
     and 1999                                                                   (2,247,242)                (2,247,242)
                                                                          --------------------------------------------
        Total Stockholders' Equity                                              29,209,440                 28,783,045
                                                                          --------------------------------------------

                                                                           $    37,326,870              $  37,113,316
                                                                          ============================================


See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


==========================================================================================================================
                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                  2000                             1999
                                                               (UNAUDITED)                     (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

SALES                                                    $              9,298,007          $            7,603,144


COST OF GOODS SOLD                                                      3,392,292                       2,410,094
                                                        ----------------------------------------------------------

GROSS PROFIT                                                            5,905,715                       5,193,050

COSTS AND EXPENSES
     Research and development                                           1,541,209                       1,676,931
     Selling, general and administrative                                3,928,041                       3,915,400
                                                        ----------------------------------------------------------
                                                                        5,469,250                       5,592,331
                                                        ----------------------------------------------------------


OPERATING INCOME (LOSS)                                                   436,465                        (399,281)
                                                        ----------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest income                                                      117,265                         122,984
     Interest expense                                                     (16,925)                        (14,993)
                                                        ----------------------------------------------------------
                                                                          100,340                         107,991
                                                        ----------------------------------------------------------


 INCOME (LOSS) BEFORE INCOME TAXES                                        536,805                        (291,290)


 INCOME TAXES (BENEFIT)                                                   161,041                         (98,277)
                                                        ----------------------------------------------------------

 NET INCOME (LOSS)                                       $                375,764          $             (193,013)
                                                        ----------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE
        Basic                                            $                   0.07          $                (0.03)
                                                        ==========================================================
        Diluted                                          $                   0.06          $                (0.03)
                                                        ==========================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
        Basic                                                           5,564,504                       5,959,432
                                                        ==========================================================
        Diluted                                                         5,931,973                       5,959,432
                                                        ==========================================================

COMPREHENSIVE INCOME (LOSS)


NET INCOME (LOSS)                                        $                375,764          $             (193,013)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation adjustment                              (27,013)                         72,220
                                                        ----------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                              $                348,751          $             (120,793)
                                                        ==========================================================


See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


===============================================================================================================
                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                       2000                        1999
                                                                    (UNAUDITED)                 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $          375,764         $         (193,013)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
        Deferred taxes                                                      156,197                    (98,277)
        Depreciation                                                        305,153                    325,978
        Amortization                                                         90,143                    217,944
        Purchased in-process research and development                             -                 (6,464,709)
        Increase (decrease) in cash attributable to
          changes in assets and liabilities
            Accounts receivable                                           1,497,282                  2,349,975
            Inventories                                                    (652,740)                   (16,938)
            Prepaid expenses                                                (93,781)                   (14,364)
            Other assets                                                    (44,868)                         -
            Accounts payable and other current liabilities                 (383,687)                  (334,071)
            Unearned maintenance revenue                                    235,268                    487,741
                                                                -----------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       1,484,731                 (3,739,734)
                                                                -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of (payments for purchases of)
     marketable securities, net                                            (535,635)                 3,999,034
  Acquisition of machinery and equipment                                   (111,976)                  (363,899)
  Payments for intangible assets                                           (186,074)                   (95,584)
  Proceeds from other assets, net                                                 -                      1,501
                                                                -----------------------------------------------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                        (833,685)                 3,541,052
                                                                -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                        (64,422)                   (49,622)
  Net proceeds from the sale of common stock                                 38,042                      2,286
  Repurchase of treasury stock                                                    -                   (122,271)
                                                                -----------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                       (26,380)                  (169,607)
                                                                -----------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      12,589                     (2,163)
                                                                -----------------------------------------------

NET INCREASE (DECREASE) IN CASH                                             637,255                   (370,452)

CASH AND CASH EQUIVALENTS, beginning of period                            2,532,359                 11,243,839
                                                                -----------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                         $        3,169,614         $       10,873,387
                                                                ===============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
    cash paid during the period for interest                     $           16,925         $           14,992
                                                                ===============================================


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

       Note 1 -- Basis of Presentation

       The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1999, filed as part of the Company's Annual Report on Form 10-K for such year.

       Note 2--Inventory

       Inventories consist of the following at March 31 and December 31, respectively:

                                                       2000              1999
                      Finished Goods               $ 3,120,500       $ 3,715,292
                      Work in process                  109,519            50,103
                      Raw materials                  4,069,986         2,881,870
                                                   ------------      ------------
                      Totals                       $ 7,300,005       $ 6,647,265


       Note 3--Material Commitment

            The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve month period. These commitments amount to approximately $3,8000,000, some of which contain non-cancellation clauses.

       Note 4--Income (loss) per common share

       The difference between the number of shares used to compute basic income
(loss) per share and diluted income (loss) per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. These amounted to 367,469 in 2000 and nil in 1999, due to their antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       We develop, manufacture, and market a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, our growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for us. Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping devices and applications that meet the needs of our current and prospective customers. Our new product development will focus on various rapid prototyping devices, modeling materials, and software enhancements. Our primary business strategy will focus on expanding international and domestic sales of our existing family of rapid prototyping devices, while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software. In addition, we expect to incur expenses in 2000 for the development of the technology we purchased in December 1998, and we expect to commercialize this technology in 2000. However, we can give no assurances that we will be successful in commercializing this technology, or that the market will accept it. We have successfully introduced new products in the past. Most recently, we introduced GensisyXs in April 1999, followed by the August 1999 introduction of the FDM 3000 and Waterworks. Revenues derived from these new products contributed significantly to our revenue and profit growth in 1999 and the first quarter of 2000.

       Net revenue derived from sales of our rapid prototyping devices, modeling materials, and maintenance has increased each year since 1990. We expect, but cannot assure, that this trend will continue. We believe that we shipped more rapid prototyping systems than any of our competitors in the three-year period ended December 31, 1999, and that we recorded the second highest revenues within the industry in 1999. Our revenue in the three months ended March 31, 2000, increased significantly over the revenue recorded in the same 1999 period. We can give no assurances, however, that these trends will continue.

       We have continued to increase our expenditures on research and development ("R&D") for both new products and sustaining engineering. R&D expenses amounted to $1,541,209 in the first quarter of 2000 compared with $1,676,931 recorded in the comparable 1999 period. R&D expenses are expected to expand moderately from the levels attained in the first quarter of 2000, although we can give no assurances that R&D expenses will not increase more significantly due to project cost over-runs or delays. Selling, General and Administrative ("SG&A") expenses increased modestly to $3,928,041 in the first quarter of 2000 as compared with $3,915,400 in the comparable 1999 period, although we expect that SG&A expenses will trend higher on increasing revenue throughout 2000. Our headcount has increased to approximately 218 employees and contractors at the end of the first quarter of 2000 from approximately 200 employees and contractors at the end of the comparable 1999 period. Future profitability will be dependent upon our ability to control our operating expenses, including our headcount additions, while increasing revenues. We do not believe that meaningful improvements to our gross margins are achievable, and gross margins could possibly decline in the event that significant price competition emerges within the industry or if the our product mix were to change dramatically. While we believe that profitability will improve in 2000 as compared with 1999 as a result of higher sales coupled with operating expense control, we can give no assurance that these results will be achieved.


       We believe that the rapid prototyping industry is growing at approximately 15-20% per year. We believe that there is a long-term trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable market exists for concept or visualization 3D printers. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping and concept-modeling needs. Certain market segments in the industry have not demonstrated pricing sensitivity. These segments are more interested in modeling envelope size, modeling material variety, throughput, and part quality, which should allow growth to continue for higher priced rapid prototyping systems addressing these needs.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED WITH QUARTER ENDED MARCH 31, 1999

       The following table contains selected statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of income.

                                                                        For the quarters ended March 31,

                                                                         2000                        1999

            Net sales                                                   100.0%                      100.0%
            Cost of sales                                                36.5%                       31.7%
            Gross margin                                                 63.5%                       68.3%
            Selling, general, and administrative expenses                42.2%                       51.5%
            Research and development expense                             16.6%                       22.1%
            Operating income (loss)                                       4.7%                       (5.3%)
            Other income                                                  1.1%                        1.4%
            Income before taxes (benefit)                                 5.8%                       (3.8%)
            Income taxes (benefit)                                        1.7%                       (1.3%)
            Net income (loss)                                             4.0%                       (2.5%)

NET SALES

       Net sales for the quarter ended March 31, 2000 were $9,298,007, compared with net sales of $7,603,144 for the quarter ended March 31, 1999. This represents an increase of $1,694,863, or 22.3%. Sales of the GenisysXs and the recently-introduced FDM 3000 and WaterWorks were particularly strong. Consumable and maintenance revenue also increased in the quarter ended March 31, 2000 as compared with the same 1999 period. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS, WaterWorks and other material selections, and continued emphasis on the sale of maintenance contracts.

       Unit shipments increased by approximately 55% in the first quarter of 2000 as compared with 1999. System sales included sales of all systems, including trade-in and upgrade systems. The average selling price of our systems declined in the current quarter as compared with the same 1999 period due to increased shipments of the Genisys Xs and lower-priced Benchtop systems. Product mix can dramatically affect the average selling price in any quarter, and we expect, but cannot assure, that the average selling price will increase in the next several quarters as the product mix shifts to higher priced systems.

       Domestic sales accounted for approximately 60% of total revenue in the quarter ended March 31, 2000, which was significantly above the 49% recorded in the comparable period in 1999. In the United States, all of our regions recorded revenues beyond expectations. Europe accounted for approximately 14% of total revenue in the first quarter of 2000, up from approximately 11% of revenue in the comparable 1999 quarter but still below our expectations for this region. Our combined Asia-Pacific region, which comprises the Far East, Southeast Asia, and India, accounted for approximately 25% of total revenue, down from approximately 38% attained in 1999 but equaled our expectations. Historically, we have derived a larger percentage of our revenues from our European region. We believe that 2000 sales into Southeast Asian countries such as Singapore, Thailand, Indonesia, and Malaysia will be weak, but sales into the remainder of the Asia Pacific region as well as our domestic territories are expected to remain strong in 2000. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of our international regions, or that sales into our domestic territories will continue to improve.

GROSS PROFIT

       Gross profit increased to $5,905,715, or 63.5% of sales, in the quarter ended March 31, 2000, compared with $5,193,050, or 68.3% of sales, in the quarter ended March 31, 1999. This represents an increase of $712,665, or 13.7%. Gross profit was positively impacted in the 2000 period by significantly higher system and recurring revenues and slightly lower labor and overhead expenses. It was negatively impacted by product mix shifts to lower margin products such as GensisysXs and our Benchtop systems. Historically, gross profit has fluctuated between 63% and 67% of revenues due primarily to product mix shifts. These product mix shifts are difficult to forecast and can be expected to impact our reported gross profit in future quarters.

OPERATING EXPENSES

       SG&A expenses increased to $3,928,041 for the quarter ended March 31, 2000, from $3,915,400 for the quarter ended March 31, 1999. This represents an increase of $12,641, or .3%, significantly below the 22.3% growth in revenue. We have increased our customer support department to service the expanded customer base under service contracts, and also strengthened our international sales operation. Warranty expense, on the other hand, declined significantly as compared with the quarter ended March 31, 1999. SG&A expenses can be expected to increase in future quarters due to the variable component of selling expense as well as anticipated increases to the customer support area, but we expect, but cannot assure, that our SG&A growth will be less than the growth rate of our revenues.

       R&D expenses declined to $1,541,209 for the quarter ended March 31, 2000 from $1,676,931 for the quarter ended March 31, 1999. The decrease in 2000 over 1999 amounted to $135,722, or (8.1%). Expenses for materials were significantly lower in the quarter ended March 31, 2000 compared with the same 1999 period, whereas payroll related expenses increased. The timing of certain material and project deliveries can impact expenses. We believe that R&D expenses will increase from the levels recorded in the first quarter of 2000 as we proceed with our new product development efforts, including efforts designed to commercialize the technology that we purchased in December 1998. We believe, but cannot assure, that these increases will be less than our revenue growth rate.

       Our operating income for the quarter ended March 31, 2000 amounted to $436,465, or 4.7% of sales, compared with an operating loss of $399,281, or (5.3%) of sales, for the quarter ended March 31, 1999.

OTHER INCOME

       Other income and expense netted to $100,340 in the quarter ended March 31, 2000 compared with $107,991 in the same 1999 period. Interest income amounted to $117,265 compared with interest income of $122,984 recorded in 1999, which was due to the lower average cash and cash equivalent balances in the 2000 period as compared with 1999

NET INCOME

       For the reasons cited above, net income for the quarter ended March 31, 2000 amounted to $375,764 compared with a net loss of $193,013 in the same 1999 period. This resulted in earnings per diluted common and common equivalent share of $.06, compared with a loss per common share of $.03 in the period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       Operating activities during the three months ended March 31, 2000 provided cash of $1,484,731, primarily reflecting the reduction of accounts receivable of $1,497,282 and an increase in unearned maintenance revenue of $235,268. Conversely, increases to inventory and decreases in our accounts payable and other current assets used cash of $652,740 and $383,687, respectively. In the three months ended March 31, 1999, our operating activities used cash of $3,739,734, primarily reflecting the purchase of in-process R&D of $6,464,709 combined with a reduction in our accounts payable balance of $334,071. Reductions to our accounts receivable balances, coupled with increases to unearned maintenance revenue, provided cash of $2,349,975 and $487,741, respectively, in the same 1999 period.

       Cash used by investing activities amounted to $833,685 in the period ended March 31, 2000. The net payments for the purchase of marketable securities resulted in a net use of cash of $535,635. We also used cash for the acquisition of machinery and equipment and for the purchase of intangible assets in the amounts of $111,976 and $186,074, respectively. Our investing activities provided cash of $3,541,052 in the three months ended March 31, 1999. The net proceeds from the sale of marketable securities provided net cash of $3,999,034 in the 1999 period, while we used cash for the acquisition of machinery and equipment and for payments for intangible assets in the amounts of $363,899 and $95,584, respectively.

       In the three months ended March 31, 2000, our financing activities used cash of $26,380, which included $64,422 for repayments of obligations under capitalized leases. This was partially offset by net proceeds from the sale of common stock in the amount of $38,042. In 1999, financing activities used net cash of $169,607, including $122,271 for the repurchase of treasury stock, and $49,622 used for payments under capitalized leases.

       For the reasons cited above, net cash increased by $637,255 for the three months ended March 31, 2000, as compared with a net decrease of cash of $370,452 in the same 1999 period. The Company's ending cash and cash equivalents balances as of March 31, 2000 and 1999 were $3,169,614 and $2,532,359, respectively.

       At March 31, 2000, our cash, cash equivalents, and marketable securities balances totaled $9,705,869. We expect to use this cash for working capital purposes, for improvement to facilities, for acquisitions, for new product development and tooling, for acquisition of production equipment and computers, for increased selling and marketing activities, and for engineering expenses required to develop and commercialize the in-process research and development acquisition. Additionally, in July 1999 our Board of Directors authorized us to increase our stock repurchase plan to purchase up to 1,000,000 shares of our common stock. Under this authorization, we may occasionally repurchase our common stock, although no stock was repurchased in the three months ended March 31, 2000. We believe that our revenue from operations, our current cash and cash equivalents balances, and the proceeds from the sale of short-term marketable securities should provide sufficient cash resources to finance our operations for at least 24 months.

       Except for 1998 and 1999, we have historically been unable to finance our growth from cash generated from operations. Furthermore, our working capital requirements may significantly increase if revenue growth slows, if R&D expenses related to new product development accelerate, or if significant operating losses occur. We can give no assurances as to the adequacy of our working capital to support our operations following a period of losses. If the existing cash balances are insufficient or if working capital requirements are greater than estimated, we could be required to raise additional capital. There can be no assurance that we will be able to raise additional capital or that the terms upon which such capital will be available to us will be acceptable.

       As of March 31, 2000, our gross accounts receivable balance was $10,779,843, less an allowance of $520,868 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, at March 31, 2000, large balances, some of which exceeded our normal payment terms, were concentrated with certain international distributors. While we can give no assurances, we believe that most, if not all, the accounts receivable balances ultimately will be collected.

       Our total current assets amounted to $28,001,841 at March 31, 2000, the majority of which consisted of cash, cash equivalents, marketable securities, inventories and accounts receivable. Total current liabilities amounted to $7,852,692. Our debt is minimal, consisting primarily of principal payments due under capital leases of $483,773. We estimate that we will spend approximately $1,450,000 in 2000 for facility improvements, production and R&D equipment, computers and integrated software, and tooling, which we anticipate financing through internally generated cash flows. As of March 31, 2000, material commitments for inventory purchases from selected vendors for the ensuing nine-month period ending December 31, 2000 should amount to approximately $3,800,000.

INFLATION

       We believe that inflation has not had a material effect on our operations or on its financial condition.

FOREIGN CURRENCY TRANSACTIONS

       Substantially all of our transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

       All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by us to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, and our ability to maintain our gross margins on these sales. The forward-looking statements also cover the plans and objectives of management to introduce new products, control expenses, and improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in our current product offering,
(2)will be able to maintain our gross margins on our present products, (3) will be able to control our operating expenses, (4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products, and (5) will be able to further develop and commercialize the purchased in-process research and development that we acquired in December 1998. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering, selling or other budgets, which may in turn affect our results of operations or the success of our engineering efforts. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since we frequently receive the majority of our orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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


Date: May 12, 2000                             STRATASYS, INC.


                                               By: /s/Thomas W. Stenoien
                                                  ------------------------------
                                                   Thomas W. Stenoien
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                  Exhibit Index

Exhibit                             Description
-------                             -----------

27.1                                Selected Financial Data