Form 10-Q
period 2000-06-30
STRATASYS INC
filed 2000-08-11
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended        June 30, 2000
                              ----------------------------

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to_________________

Commission file number      1-13400
                       -----------------

                                 STRATASYS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                           36-3658792
    ---------------------------------                           -----------------
    (State or Other Jurisdiction                                (I.R.S. Employer
    of Incorporation or Organization)                           Identification No.)

                14950 Martin Drive, Eden Prairie, Minnesota 55344
             ------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

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

            As of August 8, 2000, the Registrant had 6,120,994 shares of Common Stock, $.01 par value, outstanding.

                                 STRATASYS, INC.

                                      Index

                                                                                                           Page
                                                                                                           ----
Part I.     Financial Information

Item 1.     Financial Statements ........................................................................... 1

                        Balance Sheets as of June 30, 2000 and December 31, 1999 ........................... 1

                        Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2000 and 1999 ....................................................... 2

                        Statements of Cash Flows for the six months ended
                        June 30, 2000 and 1999 ............................................................. 3

                        Notes to Financial Statements ...................................................... 4

Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations .............................................. 5


Part II.    Other Information

Item 4.     Submission of Matters to a Vote of Security Holders ........................................... 12

Item 6.     Exhibits and Reports on Form 8-K .............................................................. 12

Signatures  ............................................................................................... 13


                                       (i)

Item 1. Financial Statements

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------
                                                                         JUNE 30,        DECEMBER 31,
                                                                           2000              1999
                                                                        (UNAUDITED)
-----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $2,657,387       $ 2,532,359
    Marketable securities                                                6,095,470         6,000,620
    Accounts receivable, less allowance for returns and
       doubtful accounts of $500,372 in 2000 and $420,833 in 1999       10,013,352        11,756,257
    Inventories                                                          8,849,750         6,647,265
    Prepaid expenses                                                       536,003           429,211
    Deferred income taxes                                                  214,000           214,000
                                                                      -------------------------------
        Total current assets                                            28,365,962        27,579,712
                                                                      -------------------------------

PROPERTY AND EQUIPMENT, net                                              3,148,258         3,235,362
                                                                      -------------------------------
OTHER ASSETS
    Intangible assets, net                                               3,623,537         3,409,708
    Deferred income taxes                                                2,215,106         2,507,000
    Other                                                                  365,054           381,534
                                                                      -------------------------------
                                                                         6,203,697         6,298,242
                                                                      -------------------------------

                                                                       $37,717,917       $37,113,316
                                                                      ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion               $  211,104       $   230,229
    Accounts payable and other current liabilities                       3,852,674         3,855,447
    Unearned maintenance revenue                                         4,184,436         3,926,583
                                                                      -------------------------------
        Total current liabilities                                        8,248,214         8,012,259
                                                                      -------------------------------

OBLIGATIONS UNDER CAPITALIZED LEASES, less current portion                 209,600           318,012
                                                                      -------------------------------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
    shares, issued 6,120,994 shares
     in 2000 and 6,101,961 shares in 1999                                   61,210            61,020
   Capital in excess of par value                                       32,771,642        32,712,755
   Accumulated deficit                                                  (1,001,222)       (1,703,880)
   Accumulated other comprehensive income (loss)                           (28,247)          (39,608)
   Less cost of treasury stock, 587,000 shares in 2000
     and 542,600 shares in 1999                                         (2,543,280)       (2,247,242)
                                                                      -------------------------------
        Total Stockholders' Equity                                      29,260,103        28,783,045
                                                                      -------------------------------

                                                                       $37,717,917       $37,113,316
                                                                      ===============================


See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

---------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------          -------------------------
                                                      2000             1999              2000              1999
                                                  (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
SALES                                            $  9,023,247      $  8,864,395      $ 18,321,254      $ 16,467,539

COST OF GOODS SOLD                                  3,071,631         3,232,610         6,463,923         5,642,704
                                                 --------------------------------   ---------------------------------
GROSS PROFIT                                        5,951,616         5,631,785        11,857,331        10,824,835

COSTS AND EXPENSES
     Research and development                       1,736,610         1,595,012         3,277,819         3,271,943
     Selling, general and administrative            3,888,016         3,816,496         7,816,057         7,731,896
                                                 --------------------------------   ---------------------------------
                                                    5,624,626         5,411,508        11,093,876        11,003,839
                                                 --------------------------------   ---------------------------------

OPERATING INCOME (LOSS)                               326,990           220,277           763,455          (179,004)
                                                 --------------------------------   ---------------------------------
OTHER INCOME
     Interest income                                  156,141           132,548           273,406           255,532
     Interest expense                                 (16,138)          (30,895)          (33,063)          (45,888)
                                                 --------------------------------   ---------------------------------
                                                      140,003           101,653           240,343           209,644
                                                 --------------------------------   ---------------------------------

INCOME BEFORE INCOME TAXES                            466,993           321,930         1,003,798            30,640

INCOME TAXES                                          140,099           109,002           301,140            10,725
                                                 --------------------------------   ---------------------------------
NET INCOME                                       $    326,894      $    212,928      $    702,658      $     19,915
                                                 --------------------------------   ---------------------------------

EARNINGS PER COMMON SHARE
        Basic                                    $       0.06      $       0.04      $       0.13      $        -
                                                 ================================   =================================
        Diluted                                  $       0.06      $       0.04      $       0.12      $        -
                                                 ================================   =================================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
        Basic                                       5,559,379         5,934,488         5,561,942         5,946,890
                                                 ================================   =================================
        Diluted                                     5,777,553         5,936,333         5,832,340         5,949,682
                                                 ================================   =================================
COMPREHENSIVE INCOME (LOSS)

NET INCOME                                       $    326,894      $    212,928      $    702,658      $     19,915

OTHER COMPREHENSIVE LOSS
     Foreign currency translation adjustment           (1,234)             (583)          (28,247)          (33,847)
                                                 --------------------------------   ---------------------------------

COMPREHENSIVE INCOME (LOSS)                      $    325,660      $    212,345      $    674,411       $   (13,932)
                                                 ================================   =================================


See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
                                                                 SIX MONTHS ENDED JUNE 30,
                                                                   2000               1999
                                                                (UNAUDITED)        (UNAUDITED)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $    702,658      $     19,915
  Adjustments to reconcile net income to net
     cash used in operating activities:
        Deferred taxes                                              291,894            10,725
        Depreciation                                                603,891           629,591
        Amortization                                                180,047           417,041
        Bad debts
        Increase (decrease) in cash attributable to
          changes in assets and liabilities
            Accounts receivable                                   1,742,905          (454,715)
            Inventories                                          (2,202,485)          (84,374)
            Prepaid expenses                                       (106,792)         (200,648)
            Other assets                                             16,480
            Accounts payable and other current liabilities           (2,773)         (183,884)
            Unearned maintenance revenue                            257,853           835,924
                                                              --------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,483,678           989,575
                                                              --------------------------------
Cash flows from Investing activities
  Proceeds from sale of (payments for purchases of)
     marketable securities, net                                     (94,850)        3,874,187
  Acquisition of machinery and equipment                           (516,787)         (710,870)
  Payments for intangible assets                                   (393,876)         (695,805)
  Proceeds from other assets, net                                                      39,553
  Purchased in-process research and development                                    (6,464,709)
                                                              --------------------------------

NET CASH USED IN INVESTING ACTIVITIES                            (1,005,513)       (3,957,644)
                                                              --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases               (127,537)         (101,047)
  Net proceeds from the sale of common stock                         59,077             2,286
  Repurchase of treasury stock                                     (296,038)         (183,220)
                                                              --------------------------------

NET CASH USED IN FINANCING ACTIVITIES                              (364,498)         (281,981)
                                                              --------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              11,361             5,109
                                                              --------------------------------

NET INCREASE (DECREASE) IN CASH                                     125,028        (3,244,941)

CASH AND CASH EQUIVALENTS, beginning of period                    2,532,359        11,243,839
                                                              --------------------------------

CASH AND CASH EQUIVALENTS, end of period                       $  2,657,387      $  7,998,898
                                                              ================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
    cash paid during the period for interest                   $     33,063      $     45,888
                                                              ================================

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

            Note 1 -- Basis of Presentation

            The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1999, filed as part of the Company's Annual Report on Form 10-K for such year.

            Note 2--- Inventory

            Inventories consisted of the following at June 30 and December 31, respectively:

                               2000           1999
        Finished Goods      $4,600,120     $3,715,292
        Work in process        426,296         50,103
        Raw materials        3,823,333      2,881,870
                            ----------     ----------
        Totals              $8,849,750     $6,647,265
                            ==========     ==========


            Note 3--Material Commitment

            The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing six-month period. These commitments amount to approximately $3,600,000, some of which contain non-cancellation clauses.

            Note 4--Income per common share

            The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the six months ended June 30, 2000 and 1999, these amounted to 270,398 and 2,792, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            We develop, manufacture, and market a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, our growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for us. Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping devices and applications that meet the needs of our current and prospective customers. Our new product development will focus on various rapid prototyping devices, modeling materials, and software enhancements. Our primary business strategy will focus on expanding international and domestic sales of our existing family of rapid prototyping devices, while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software.

            In July 2000, we introduced Prodigy(TM). Prodigy is a low cost rapid prototyping system that produces ABS parts for functional testing of prototype designs. Prodigy offers office modeling, speed, ease of use, and networking capabilities at a competitive price. It is based on technology we purchased in December 1998 and further developed throughout 1999 and the first half of 2000. We have a backlog of orders for Prodigy and began commercial shipment in July 2000.

            Net revenue derived from sales of our rapid prototyping devices, modeling materials, and maintenance has increased each year since 1990. We expect, but cannot assure, that this trend will continue. We believe that we shipped more rapid prototyping systems than any of our competitors in the three-year period ended December 31, 1999, and that we recorded the second highest revenues within the industry in 1999. Our revenue for the six months ended June 30, 2000, increased by approximately 11% over the revenue recorded in the same 1999 period. We can give no assurances, however, that these trends will continue.

            We have continued to increase our expenditures on research and development ("R&D") for both new products and sustaining engineering. R&D expenses amounted to $1,736,610 in the second quarter of 2000 compared with $1,595,012 recorded in the comparable 1999 period. R&D expenses are expected to expand moderately from the levels attained in the second quarter of 2000, although we can give no assurances that R&D expenses will not increase more significantly due to project cost over-runs or delays. Selling, General and Administrative ("SG&A") expenses increased modestly to $3,888,016 in the second quarter of 2000 as compared with $3,816,496 in the same 1999 period, although we expect that SG&A expenses will trend higher on increasing revenue throughout 2000. Our headcount has increased to approximately 220 employees and contractors at the end of the second quarter of 2000 from approximately 189 employees and contractors at the end of the comparable 1999 period. Future profitability will be dependent upon our ability to control our operating expenses, including our headcount additions, while increasing revenues. We do not believe that meaningful improvements to our gross margins are achievable, and gross margins could possibly decline in the event that significant price competition emerges within the industry or if our product mix were to change dramatically. While we believe that profitability will improve in 2000 as compared with 1999 as a result of higher sales coupled with operating expense control, we can give no assurance that these results will be achieved.

            We believe that the rapid prototyping industry is growing at approximately 15-20% per year, and that 3D printers and office modelers account for more than 30% of the total units of rapid prototyping systems shipped. We believe that there is a long-term trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable market exists for concept or visualization 3D printers. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping and concept-modeling needs. Certain market segments in the industry have not demonstrated pricing sensitivity. These segments are more interested in modeling envelope size, modeling materials, throughput, part quality, part durability, and rapid tooling, which should allow growth to continue for higher priced rapid prototyping systems addressing these needs.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 COMPARED WITH THE QUARTER ENDED JUNE 30, 1999

            The following table contains selected statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of income.

                                                                    For the quarters ended June 30,

                                                                   2000                        1999
            Net sales                                             100.0%                      100.0%
            Cost of sales                                          34.0 %                      36.5%
            Gross margin                                           66.0 %                      63.5%
            Selling, general, and administrative expenses          43.1%                       43.1%
            Research and development expense                       19.2%                       18.0%
            Operating income                                        3.6%                        2.5%
            Other income (net)                                      1.6%                        1.1%
            Income before taxes                                     5.2%                        3.6%
            Income taxes                                            1.6%                        1.2%
            Net income                                              3.6%                        2.4%

NET SALES

            Net sales for the quarter ended June 30, 2000 were $9,023,247, compared with net sales of $8,864,395 for the quarter ended June 30, 1999. This represents an increase of $158,852, or 1.8%. However, our sales order backlog increased by more than 40% over the first quarter of 2000 following our Prodigy introduction. Benchtop systems, especially the FDM 3000 with WaterWorks, and Quantum constituted the largest component of our product mix. Consumable and maintenance revenue also increased in the quarter ended June 30, 2000 as compared with the same 1999 period. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS, WaterWorks and other material selections, and continued emphasis on the sale of maintenance contracts.

            Unit shipments decreased by approximately 7% in the second quarter of 2000 as compared with 1999. System sales included sales of all systems, including trade-in and upgrade systems. The average selling price of our systems also declined slightly in the current quarter as compared with the same 1999 period. Product mix can dramatically affect the average selling price in any quarter.

            Domestic sales accounted for approximately 60% of total revenue in the quarter ended June 30, 2000, which was significantly above the 49% recorded in the comparable period in 1999. In the United States, the central and west regions were particularly strong. Europe accounted for approximately 18% of total revenue in the second quarter of 2000 as compared to approximately 22% in the comparable period of 1999. However, sales into Europe improved from the levels attained in the first quarter. Our combined Asia-Pacific region, which comprises the Far East, Southeast Asia, and India, accounted for approximately 21% of total revenue in the second quarter of 2000. While this region was down slightly from 22% attained in 1999, the results met our expectations. Historically, we have derived a larger percentage of our revenues from our European region, and will be introducing some steps to improve our performance in this region. We believe that 2000 sales into Southeast Asian countries such as Singapore, Thailand, Indonesia, and Malaysia will be weak, but sales into the remainder of the Asia Pacific region as well as our domestic territories are expected to remain strong in 2000. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of our international regions, or that sales into our domestic territories will continue to improve.

GROSS PROFIT

            Gross profit increased to $5,951,616, or 66% of sales, in the quarter ended June 30, 2000, compared with $5,631,785, or 63.5% of sales, in the quarter ended June 30, 1999. This represents an increase of $319,831, or 5.7%. Gross profit was positively impacted in the 2000 period by higher system and recurring revenues and lower labor and overhead expenses. It was negatively impacted by product mix shifts to lower margin products. Historically, gross profit has fluctuated between 63% and 67% of revenues due primarily to product mix shifts. These product mix shifts are difficult to forecast and can be expected to impact our reported gross profit in future quarters.

OPERATING EXPENSES

            SG&A expenses increased to $3,888,016 for the quarter ended June 30, 2000, from $3,816,496 for the quarter ended June 30, 1999. This represents an increase of $71,520, or 1.9%, approximately matching our revenue growth. We have increased our customer support department to service the expanded customer base under service contracts, and also strengthened our international sales operation. Warranty expense, on the other hand, declined significantly as compared with the quarter ended June 30, 1999. SG&A expenses can be expected to increase in future quarters due to the variable component of selling expense as well as anticipated increases to the customer support area, but we expect, but cannot assure, that our revenue growth rate will exceed the growth rate of our SG&A expenses.

            R&D expenses increased to $1,736,610 for the quarter ended June 30, 2000 from $1,595,012 for the quarter ended June 30, 1999. The increase in 2000 over 1999 amounted to $141,598, or 8.9%. While payroll expenses were significantly higher in the quarter ended June 30, 2000 compared with the same 1999 period, we reduced expenses for professional services. The timing of certain material and project deliveries can impact expenses and is difficult to forecast. We believe that R&D expenses will increase from the levels recorded in the second quarter of 2000 as we proceed with our new product development efforts. However, we believe, but cannot assure, that these increases will be less than our revenue growth rate. In the third quarter of 2000 we reduced and consolidated our R&D management. Expense savings from these actions should not be anticipated until the fourth quarter of 2000.

            Our operating income for the quarter ended June 30, 2000 amounted to $326,990, or 3.6% of sales, compared with operating income of $220,277, or 2.5% of sales, for the quarter ended June 30, 1999.

OTHER INCOME

            Other income and expense netted to $140,003 in the quarter ended June 30, 2000 compared with $101,653 in the same 1999 period. Interest income amounted to $156,141 compared with interest income of $132,548 recorded in 1999.

NET INCOME

            For the reasons cited above, net income for the quarter ended June 30, 2000 improved to $326,894 compared with net income of $212,928 in the same 1999 period. This resulted in earnings per diluted common and common equivalent share of $.06, compared with $.04 in the period ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999

            The following table contains selected statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statements of income.

                                                              For the six months ended June 30,

                                                              2000                        1999
            Net sales                                        100.0%                      100.0%
            Cost of sales                                     35.3 %                      34.3%
            Gross margin                                      64.7 %                      65.7%
            Selling, general, and administrative expenses     42.7%                       47.0%
            Research and development expense                  17.9%                       19.9%
            Operating income  (loss)                           4.2%                       (1.1%)
            Other income (net)                                 1.3%                        1.3%
            Income before taxes                                5.5%                        0.2%
            Income taxes                                       1.6%                        0.1%
            Net income                                         3.8%                        0.1%

NET SALES

            Net sales for the six months ended June 30, 2000 were $18,321,254, compared with net sales of $16,467,539 for the six months ended June 30, 1999. This represents an increase of $1,853,715, or 11.3%. Our Benchtop systems, especially the FDM 3000 with WaterWorks, and Quantum constituted the largest component of our product mix. Consumable and maintenance revenue also increased in the six months ended June 30, 2000 as compared with the same 1999 period. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS, WaterWorks and other material selections, and continued emphasis on the sale of maintenance contracts.

            Unit shipments increased by approximately 18% in the six months ended June 30, 2000 as compared with 1999. System sales included sales of all systems, including trade-in and upgrade systems. However, the average selling price of our systems also declined in the six-month period ended June 30, 2000 as compared with the same 1999 period. Strong unit growth of our Benchtop and Genisys products had a significant impact on the average selling price in the current six-month period. Our product mix can dramatically affect the average selling price in any period, and we expect, but cannot assure, that the average selling price will increase in the next several quarters as the product mix shifts to higher priced systems.

            Domestic sales accounted for approximately 60% of total revenue in the six months ended June 30, 2000, which was significantly above the 49.2% recorded in the comparable period in 1999. In the United States, the central and west regions were particularly strong. Europe accounted for approximately 16% of total revenue in the six months ended June 30, 2000 as compared to approximately 17% in the same period of 1999. Our combined Asia-Pacific region, which comprises the Far East, Southeast Asia, and India, accounted for 20.4% of total revenue in the six months ended June 30, 2000. This region was down from 25% attained in 1999, but the results met our expectations for the six-month period

GROSS PROFIT

            Gross profit increased to $11,857,331, or 64.7% of sales, in the six months ended June 30, 2000, compared with $10,824,835, or 65.7% of sales, in the quarter ended June 30, 1999. This represents an increase of $1,032,496, or 9.5%. Gross profit was positively impacted in the 2000 period by higher system and recurring revenues and lower labor and overhead expenses, due in part to increased capitalization. It was negatively impacted by product mix shifts to lower margin products.

OPERATING EXPENSES

            SG&A expenses increased to $7,816,057 for the six months ended June 30, 2000, from $7,731,896 for the same period of 1999. This represents an increase of $84,161, or 1.1%, significantly below our revenue growth rate. As a percentage of sales, SG&A expenses amounted to 42.7% of sales in the six months ended June 30, 2000, as compared to 47% in the comparable 1999 period. We have increased our customer support department to service the expanded customer base under service contracts, and also strengthened our international sales operation. Warranty expense declined significantly as compared with the six months ended June 30, 1999. SG&A expenses can be expected to increase in second half of the year due to the variable component of selling expense as well as anticipated increases to the customer support area. However, we expect, but cannot assure, that our SG&A growth will be less than the growth rate of our revenues.

            R&D expenses increased to $3,277,819 for the six months ended June 30, 2000 from $3,271,943 for the same period of 1999. The increase in 2000 over 1999 amounted to $5,876, or .2%. While payroll expenses were significantly higher in the six months ended June 30, 2000 compared with the same 1999 period, we reduced expenses for professional services and materials. The timing of certain material and project deliveries can impact when expenses are recognized. We believe that R&D expenses will increase from the levels recorded in the first six months of 2000 as we proceed with our new product development efforts. However, we believe, but cannot assure, that these increases will be less than our revenue growth rate, and expect some expense relief as a result of the July 2000 R&D management consolidation mentioned above.

            Our operating income for the six months ended June 30, 2000 amounted to $763,455, or 4.2% of sales, compared with an operating loss of $179,004, or (1.1%) of sales, for the six months ended June 30, 1999.

OTHER INCOME

            Other income and expense netted to $240,343 in the six months ended June 30, 2000 compared with $209,644 in the same 1999 period. Interest income for the six months ended June 30, 2000, amounted to $273,406 compared with interest income of $255,532 recorded in 1999.

NET INCOME

            For the reasons cited above, net income for the six months ended June 30, 2000 improved to $702,658 compared with net income of $19,915 in the same 1999 period. This resulted in earnings per diluted common and common equivalent share of $.12, compared with nil in the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

            Operating activities during the six months ended June 30, 2000 provided cash of $1,483,678, primarily reflecting the reduction of accounts receivable of $1,742,905 and an increase in unearned maintenance revenue of $257,853. Conversely, increases to inventory and prepaid expenses used cash of $2,202,485 and $106,792, respectively. In the six months ended June 30, 1999, our operating activities provided cash of $989,575, primarily reflecting the increase to unearned maintenance of $835,575. However, increases to inventory and prepaid expenses used cash of

$454,715 and $200,648, respectively, in the 1999 period.

            Cash used by investing activities amounted to $1,005,513 in the period ended June 30, 2000. These investing activities were primarily due to the acquisition of machinery and equipment for $516,787 and payments for intangible assets of $393,876. Our investing activities used cash of $3,957,644 in the six months ended June 30, 1999. The net proceeds from the sale of marketable securities provided net cash of $3,874,187 in the 1999 period, while we used cash for the purchase of in-process research and development, for the acquisition of machinery and equipment, and for payments for intangible assets in the amounts of $6,646,709, $710,870 and $695,805, respectively.

            In the six months ended June 30, 2000, our financing activities used cash of $364,498, which included $127,537 for repayments of obligations under capitalized leases and $296,038 for the repurchase of treasury stock. In the comparable 1999 period, financing activities used net cash of $281,981, including $183,220 for the repurchase of treasury stock, and $101,047 for payments under capitalized leases.

            For the reasons cited above, net cash increased by $125,028 for the six months ended June 30, 2000, as compared with a net decrease of cash of $3,244,941 in the same 1999 period. Our ending cash and cash- equivalents balances as of June 30, 2000 and 1999 were $2,657,387 and $7,998,898, respectively.

            At June 30, 2000, our cash, cash equivalents, and marketable securities balances totaled $8,752,857. We expect to use this cash for working capital purposes, for improvements to facilities, for acquisitions, for new product development and tooling, for acquisition of production equipment and computers, and for increased selling and marketing activities. Additionally, in July 1999 our Board of Directors authorized us to increase our stock repurchase plan to purchase up to 1,000,000 shares of our common stock. Under this authorization, we may occasionally repurchase our common stock. We repurchased approximately 44,000 shares in the second quarter of 2000, for a total price of $296,038. This brought the total number of shares repurchased under the plan to 587,000. We believe that our revenue from operations, our current cash and cash equivalents balances, and the proceeds from the sale of short-term marketable securities should provide sufficient cash resources to finance our operations for at least 24 months.

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

            As of June 30, 2000, our gross accounts receivable balance was $10,513,724, less an allowance of $500,372 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, at June 30, 2000, large balances, some of which exceeded our normal payment terms, were concentrated with certain international distributors. While we can give no assurances, we believe that most, if not all, the accounts receivable balances ultimately will be collected.

            Our total current assets amounted to $28,365,962 at June 30, 2000, the majority of which consisted of cash, cash equivalents, marketable securities, inventories and accounts receivable. Total current liabilities amounted to $8,248,214. Our debt is minimal, consisting primarily of principal payments due under capital leases of $420,704. We estimate that we will spend approximately $700,000 during the remainder of 2000 for facility improvements, production and R&D equipment, computers and integrated software, and tooling, which we anticipate financing through internally generated cash flows. As of June 30, 2000, material commitments for inventory purchases from selected vendors for the ensuing six-month period ending December 31, 2000 should amount to approximately $3,600,000.

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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

            All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by us to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, and our ability to maintain our gross margins on these sales. The forward-looking statements also cover the plans and objectives of management to introduce new products, control expenses, and improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in our current product offering,
(2)will be able to maintain our gross margins on our present products, (3) will be able to control our operating expenses, and (4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering, selling or other budgets, which may in turn affect our results of operations or the success of our engineering efforts. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since we frequently receive the majority of our orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                                     PART II
                                OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's Annual Meeting of Stockholders was held on May 11, 2000. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

                                                                         Votes Cast
                                                            -----------------------------------
                                                               For               Withheld
                                                            Election        Authority/Abstained
                                                            --------        -------------------
            Scott Crump                                     5,222,966               34,254
            Ralph E. Crump                                  5,222,326               34,894
            Clifford H. Schwieter                           5,225,066               32,154
            Arnold J. Wasserman                             5,217,866               39,354
            Gregory L. Wilson                               5,224,476               32,744
            Cameron Truesdell                               5,209,936               47,284

            At the Annual Meeting, the stockholders approved the following proposal by the number of votes indicated below:

            Approval of the Stratasys 2000 Incentive Stock Option Plan:

                        For                                 Against                             Abstain
                        ---                                 -------                             -------
                        5,137,935                           101,054                             18,231


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

Date: August 11, 2000                                STRATASYS, INC.


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