Form 10-Q
period 2000-09-30
STRATASYS INC
filed 2000-11-14
CIK 915735

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended        September 30, 2000
                              ---------------------------------

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to_________________

Commission file number      1-13400
                       -----------------

                               STRATASYS, INC.
            -----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                           36-3658792
---------------------------------------------                 -----------------
    (State or Other Jurisdiction                               (I.R.S. Employer
  of Incorporation or Organization)                            Identification No.)


              14950 Martin Drive, Eden Prairie, Minnesota 55344
          ----------------------------------------------------------
              (Address of Principal Executive Offices)(Zip Code)


                                (952) 937-3000
          ----------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


                                Not Applicable
          ----------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

       Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for past 90 days. Yes   X      No
                                  -------       ------

         As of November 9, 2000, the Registrant had 6,125,994 shares of Common Stock, $.01 par value, outstanding.

                               STRATASYS, INC.


                                    Index

                                                                                                          Page
                                                                                                          ----
Part I.  Financial Information

Item 1.  Financial Statements  ...............................................................................1

                  Balance Sheets as of September 30, 2000 and December 31, 1999...............................1

                  Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2000 and 1999...........................................2

                  Statements of Cash Flows for the nine months ended
                  September 30, 2000 and 1999.................................................................3

                  Notes to Financial Statements...............................................................4

Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................................................5


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................................................12

Signatures....................................................................................................13



                                     (i)

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------
                                                                              SEPTEMBER 30,                   DECEMBER 31,
                                                                                  2000                            1999
                                                                               (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                               $      1,928,218              $        2,532,359
    Marketable securities                                                          5,975,460                       6,000,620
    Accounts receivable, less allowance for returns and
       doubtful accounts of $488,169 in 2000 and $420,833 in 1999                  9,739,140                      11,756,257
    Inventories                                                                    9,226,773                       6,647,265
    Prepaid expenses                                                                 515,262                         429,211
    Deferred income taxes                                                            214,000                         214,000
                                                                       ------------------------------------------------------
        Total current assets                                                      27,598,853                      27,579,712
                                                                       ------------------------------------------------------


PROPERTY AND EQUIPMENT, NET                                                        3,138,592                       3,235,362
                                                                       ------------------------------------------------------

OTHER ASSETS
    Intangible assets, net                                                         3,577,777                       3,409,708
    Deferred income taxes                                                          2,507,000                       2,507,000
    Other                                                                            251,999                         381,534
                                                                       ------------------------------------------------------
                                                                                   6,336,776                       6,298,242
                                                                       ------------------------------------------------------

                                                                            $     37,074,221              $       37,113,316
                                                                       ======================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases, current portion                   $        208,774              $          230,229
    Accounts payable and other current liabilities                                 3,170,510                       3,855,447
    Unearned maintenance revenue                                                   4,053,650                       3,926,583
    Income taxes payable                                                             361,408
                                                                       ------------------------------------------------------
        Total current liabilities                                                  7,794,342                       8,012,259
                                                                       ------------------------------------------------------

OBLIGATIONS UNDER CAPITALIZED LEASES, less current portion                           161,593                         318,012
                                                                       ------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
     shares,  issued 6,125,994 shares
     in 2000 and  6,101,961 shares in 1999                                            61,260                          61,020
   Capital in excess of par value                                                 32,896,593                      32,712,755
   Accumulated deficit                                                              (829,741)                     (1,703,880)
   Accumulated other comprehensive loss                                              (31,449)                        (39,608)
   Less cost of treasury stock, 652,000 shares in 2000
     and 542,600 shares in 1999                                                   (2,978,377)                     (2,247,242)
                                                                       ------------------------------------------------------
        Total Stockholders' Equity                                                29,118,286                      28,783,045
                                                                       ------------------------------------------------------

                                                                            $     37,074,221              $       37,113,316
                                                                       ------------------------------------------------------



See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                        2000                      1999
                                                    (UNAUDITED)                (UNAUDITED)
------------------------------------------------------------------------------------------------
SALES                                               $     9,001,518          $      10,359,357

COST OF GOODS SOLD                                        3,579,948                  3,311,250
                                                 ----------------------------------------------

GROSS PROFIT                                              5,421,570                  7,048,107

COSTS AND EXPENSES
     Research and development                             1,570,992                  1,829,828
     Selling, general and administrative                  3,710,911                  3,826,847
                                                 ----------------------------------------------
                                                          5,281,903                  5,656,675
                                                 ----------------------------------------------

OPERATING INCOME                                            139,667                  1,391,432
                                                 ----------------------------------------------

OTHER INCOME
     Interest income                                        129,496                    125,409
     Interest expense                                       (24,192)                   (32,862)
                                                 ----------------------------------------------
                                                            105,304                     92,547
                                                 ----------------------------------------------

 INCOME BEFORE INCOME TAXES                                 244,971                  1,483,979

 INCOME TAXES                                                73,490                    519,392
                                                 ----------------------------------------------

 NET INCOME                                         $       171,481          $         964,587
                                                 ----------------------------------------------

EARNINGS PER COMMON SHARE
        Basic                                                $ 0.03          $            0.17
                                                 ==============================================
        Diluted                                              $ 0.03          $            0.17
                                                 ==============================================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
        Basic                                             5,538,940                  5,658,739
                                                 ==============================================
        Diluted                                           5,691,920                  5,660,680
                                                 ==============================================

COMPREHENSIVE INCOME

NET INCOME                                          $       171,481          $         964,587

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation adjustment                 (3,202)                     3,275
                                                 ----------------------------------------------

COMPREHENSIVE INCOME                                $       168,279          $         967,862
                                                 ==============================================


-----------------------------------------------------------------------------------------------
                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                           2000                  1999
                                                        (UNAUDITED)           (UNAUDITED)
-----------------------------------------------------------------------------------------------
SALES                                                    $ 27,322,772        $      26,826,896

COST OF GOODS SOLD                                         10,043,871                8,953,954
                                                      -----------------------------------------

GROSS PROFIT                                               17,278,901               17,872,942

COSTS AND EXPENSES
     Research and development                               4,848,811                5,101,771
     Selling, general and administrative                   11,526,968               11,558,743
                                                      -----------------------------------------
                                                           16,375,779               16,660,514
                                                      -----------------------------------------

OPERATING INCOME                                              903,122                1,212,428
                                                      -----------------------------------------

OTHER INCOME
     Interest income                                          402,902                  380,941
     Interest expense                                         (57,255)                 (78,750)
                                                      -----------------------------------------
                                                              345,647                  302,191
                                                      -----------------------------------------

 INCOME BEFORE INCOME TAXES                                 1,248,769                1,514,619

 INCOME TAXES                                                 374,630                  530,117
                                                      -----------------------------------------

 NET INCOME                                              $    874,139        $         984,502
                                                      -----------------------------------------

EARNINGS PER COMMON SHARE
        Basic                                            $       0.16        $            0.17
                                                      =========================================
        Diluted                                          $       0.15        $            0.17
                                                      =========================================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
        Basic                                               5,544,985                5,847,083
                                                      =========================================
        Diluted                                             5,777,347                5,849,609
                                                      =========================================
COMPREHENSIVE INCOME

NET INCOME                                               $    874,139        $         984,502

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation adjustment                    8,159                    8,384
                                                      =========================================
COMPREHENSIVE INCOME                                     $    882,298        $         992,886
                                                      =========================================

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                   2000                             1999
                                                                                (UNAUDITED)                      (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $          874,139               $          984,502
  Adjustments to reconcile net income to net
     cash used in operating activities:
        Deferred taxes                                                                                                 530,117
        Depreciation                                                                  949,310                          942,049
        Amortization                                                                  323,475                          526,927

        Increase (decrease) in cash attributable to
          changes in assets and liabilities
            Accounts receivable                                                     2,017,117                         (613,071)
            Inventories                                                            (2,579,508)                      (1,093,431)
            Prepaid expenses                                                          (86,051)                        (105,096)
            Other assets                                                              129,535
            Accounts payable and other current liabilities                           (684,937)                         354,372
            Unearned maintenance revenue                                              127,067                          928,142
            Income taxes payable                                                      361,408
                                                                         ------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           1,431,555                        2,454,511
                                                                         ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities, net                                     25,160                        4,573,758
  Acquisition of machinery and equipment                                             (852,540)                        (804,759)
  Payments for intangible assets                                                     (491,544)                        (869,681)
  Proceeds from other assets, net                                                                                       49,378
  Purchased in-process research and development                                                                     (6,464,709)
                                                                         ------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                              (1,318,924)                      (3,516,013)
                                                                         ------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                                 (177,874)                        (145,308)
  Net proceeds from the sale of common stock                                          184,078                            2,286
  Repurchase of treasury stock                                                       (731,135)                      (1,474,907)
                                                                         ------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                                (724,931)                      (1,617,929)
                                                                         ------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 8,159                            8,384
                                                                         ------------------------------------------------------

NET DECREASE IN CASH                                                                 (604,141)                      (2,671,047)

CASH AND CASH EQUIVALENTS, beginning of period                                      2,532,359                       11,243,839
                                                                         ------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                   $        1,928,218               $        8,572,792
                                                                         ======================================================

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

     Note 1 -- Basis of Presentation

     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 1999, filed as part of the Company's Annual Report on Form 10-K for such year.

     Note 2--- Inventory

     Inventories consist of the following at September 30 and December 31, respectively:

                                                     2000                        1999
                  Finished goods                $  4,662,666                 $ 3,715,292
                  Work in process                    238,248                      50,103
                  Raw materials                    4,325,859                   2,881,870
                                               --------------               --------------
                  Totals                        $  9,226,773                 $ 6,647,265
                                               ==============               ==============

     Note 3--Material Commitments

     The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $3,000,000, some of which contain non-cancellation clauses.

     Note 4--Income per common share

     The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the nine months ended September 30, 2000 and 1999, these amounted to 232,362 and 2,526, respectively. For the three months ended September 30, 2000 and 1999, these amounted to 152,980 and 1,941, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We develop, manufacture, and market a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, our growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for us. Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping devices and applications that meet the needs of our current and prospective customers. Our new product development will focus on various rapid prototyping systems, modeling materials, and software enhancements. Our primary business strategy will focus on expanding international and domestic sales of our existing family of rapid prototyping systems, while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software.

      In July 2000, we introduced Prodigy(TM), a low cost rapid prototyping system that produces ABS parts for functional testing of prototype designs. Prodigy offers office modeling, speed, ease of use, and networking capabilities at a competitive price. It is based on technology we purchased in December 1998 and further developed throughout 1999 and the first half of 2000. We began commercial shipment in July 2000.

     Net revenue derived from sales of our rapid prototyping devices, modeling materials, and maintenance has increased each year since 1990. We expect, but cannot assure, that this trend will continue. We believe that we shipped more rapid prototyping systems than any of our competitors in the three-year period ended December 31, 1999, and that we recorded the second highest revenues within the industry in 1999. Our revenue for the nine months ended September 30, 2000, increased by approximately 1.8% over the revenue recorded in the same 1999 period. We can give no assurances, however, that these trends will continue.

     Our expenditures for research and development ("R&D") for both new products and sustaining engineering continue to be significant. R&D expenses amounted to $1,570,992 in the third quarter of 2000 compared with $1,829,828 recorded in the comparable 1999 period. R&D expenses are expected to expand moderately in the fourth quarter from the levels attained in the third quarter of 2000, although we can give no assurances that R&D expenses will not increase more significantly due to project cost over-runs or delays. Selling, General and Administrative ("SG&A") expenses declined slightly to $3,710,911 in the third quarter of 2000 as compared with $3,826,847 in the same 1999 period, although we expect that SG&A expenses will trend higher on increasing revenue throughout the remainder of 2000. Our headcount has increased to approximately 209 employees and contractors at the end of the third quarter of 2000 from approximately 196 employees and contractors at the end of the comparable 1999 period. Future profitability will be dependent upon our ability to control our operating expenses, including our headcount additions, while increasing revenues. We do not believe that meaningful improvements to our gross margins are achievable, and gross margins could possibly decline in the event that significant price competition emerges within the industry or if our product mix were to change dramatically.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 1999

     The following table contains selected statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of income.

                                                             For the quarters ended September 30,


                                                                2000                  1999
         Net sales                                              100.0%               100.0%
         Cost of sales                                           39.8%                32.0%
         Gross margin                                            60.2%                68.0%
         Selling, general, and administrative expenses           41.2%                36.9%
         Research and development expense                        17.5%                17.7%
         Operating income                                         1.6%                13.4%
         Other income (net)                                       1.2%                 0.9%
         Income before taxes                                      2.7%                14.3%
         Income taxes                                             0.8%                 5.0%
         Net income                                               1.9%                 9.3%


NET SALES

     Net sales for the quarter ended September 30, 2000 were $9,001,518, compared with net sales of $10,359,357 for the quarter ended September 30, 1999. This represents a decrease of $1,357,839, or 13.1%. Revenues derived from sales of Prodigy and Benchtop systems, especially the FDM(TM) 3000 with WaterWorks, were strong. Consumable and maintenance revenue also increased in the quarter ended September 30, 2000 as compared with the same 1999 period. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS, WaterWorks and other material selections, and continued emphasis on the sale of maintenance contracts.

     We shipped 81 units in the third quarter of 2000 as compared with 80 units in the same 1999 period. System sales included sales of all systems, including trade-in and upgrade systems. The average selling price of our systems also declined in the current quarter as compared with the same 1999 period, influenced by product mix and the introduction of the Prodigy. Product mix can dramatically affect the average selling price in any quarter,

     Domestic sales accounted for approximately 53% of total revenue in the quarter ended September 30, 2000, which was down from the 55% recorded in the comparable period in 1999. In the United States, the central region was particularly strong. Europe accounted for approximately 20% of total revenue in the third quarter of 2000 as compared to approximately 19% in the comparable period of 1999. We expected sales into Europe in the second half of 2000 to improve to compensate for the weak levels attained in the first half, but they are still below our expectations. Our combined Asia-Pacific region, which comprises the Far East, Southeast Asia, and India, accounted for approximately 22% of total revenue in the third quarter of 2000. While this region was down from 26% attained in 1999, the results met our internal expectations. Historically, we have derived a larger percentage of our revenues from our European region, and have introduced some steps to improve our performance in this region, especially as it relates to the weak Euro. We believe that 2000 sales into Southeast Asian countries such as Singapore, Thailand, Indonesia, and Malaysia will be weak, but sales into the remainder of the Asia Pacific region are expected to remain strong in 2000. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of our international regions.

GROSS PROFIT

     Gross profit declined to $5,421,570, or 60.2% of sales, in the quarter ended September 30, 2000, compared with $7,048,107, or 68% of sales, in the quarter ended September 30, 1999. This represents a decrease of $1,626,537, or 23.1%. The decline in gross profit in the 2000 period was due to lower sales volume, shifts in the Company's product mix, and an inventory obsolesce write-off of approximately $200,000. Historically, gross profit has fluctuated between 63% and 67% of revenues due primarily to product mix shifts. These product mix shifts are difficult to forecast and can be expected to impact our gross profit in future quarters.

OPERATING EXPENSES

     SG&A expenses declined to $3,710,911 for the quarter ended September 30, 2000, from $3,826,847 for the quarter ended September 30, 1999. This represents a decrease of $115,936, or 3.0%. We have increased our customer support department to service the expanded customer base under service contracts. Warranty expense, on the other hand, declined significantly as compared with the quarter ended September 30, 1999. SG&A expenses can be expected to increase somewhat in future quarters due to the variable component of selling expense as well as anticipated increases to the customer support area, but we expect, but cannot assure, that our revenue growth rate will exceed the growth rate of our SG&A expenses.

     R&D expenses declined to $1,570,992 for the quarter ended September 30, 2000 from $1,829,828 for the quarter ended September 30, 1999. The decline in 2000 over 1999 amounted to $258,836, or 14.1%. While payroll expenses were higher in the quarter ended September 30, 2000 compared with the same 1999 period, we reduced expenses for materials and professional services. The timing of certain material and project deliveries can impact expenses and is difficult to forecast. We believe that R&D expenses will increase from the levels recorded in the third quarter of 2000 as we proceed with our new product development efforts. However, we believe, but cannot assure, that these increases will be less than our revenue growth rate. In the third quarter of 2000 we reduced and consolidated our R&D management. Expense savings from these actions will not be fully realized until later in the fourth quarter of 2000.

Our operating income for the quarter ended September 30, 2000 amounted to $139,667, or 1.6% of sales, compared with operating income of $1,391,432, or 13.4% of sales, for the quarter ended September 30, 1999.

OTHER INCOME

     Other income and expense netted to $105,304 in the quarter ended September 30, 2000 compared with $92,547 in the same 1999 period. Interest income amounted to $129,496 compared with interest income of $125,409 recorded in 1999.

NET INCOME

     For the reasons cited above, net income for the quarter ended September 30, 2000 declined to $171,481 compared with net income of $964,587 in the same 1999 period. This resulted in earnings per diluted common and common equivalent share of $.03, compared with $.17 in the period ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following table contains selected statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statements of income.

                                                            For the nine months ended September 30,


                                                                  2000                1999
         Net sales                                               100.0%              100.0%
         Cost of sales                                            36.8%               33.4%
         Gross margin                                             63.2%               66.6%
         Selling, general, and administrative expenses            42.2%               43.1%
         Research and development expense                         17.7%               19.0%
         Operating income                                          3.3%                4.5%
         Other income (net)                                        1.3%                1.1%
         Income before taxes                                       4.6%                5.6%
         Income taxes                                              1.4%                2.0%
         Net income                                                3.2%                3.7%

NET SALES

     Net sales for the nine months ended September 30, 2000 were $27,322,772, compared with net sales of $26,826,896 for the nine months ended September 30, 1999. This represents an increase of $495,876, or 1.8%. Our Benchtop systems, especially the FDM 3000 with WaterWorks, and Quantum(TM) constituted the largest component of our product mix. Consumable and maintenance revenue also increased in the nine months ended September 30, 2000 as compared with the same 1999 period. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS, WaterWorks and other material selections, and continued emphasis on the sale of maintenance contracts.

     Net unit shipments increased by approximately 11% in the nine months ended September 30, 2000 as compared with 1999. System sales included sales of all systems, including trade-in and upgrade systems. However, the average selling price of our systems also declined in the nine-month period ended September 30, 2000 as compared with the same 1999 period. Strong unit growth of our Benchtop and Prodigy products had a significant impact on the average selling price in the current nine-month period. Our product mix can dramatically affect the average selling price in any period, and we expect, but cannot assure, that the average selling price will increase in the next several quarters as the product mix shifts to higher priced systems.

     Domestic sales accounted for approximately 58% of total revenue in the nine months ended September 30, 2000, which was significantly above the 51% recorded in the comparable period in 1999. In the United States, the central region was particularly strong. Europe accounted for approximately 17% of total revenue in the nine months ended September 30, 2000 as compared to approximately 18% in the same period of 1999. Our combined Asia-Pacific region, which comprises the Far East, Southeast Asia, and India, accounted for almost 21% of total revenue in the nine months ended September 30, 2000. This region was down from approximately 25% attained in 1999, but the results met our expectations for the nine-month period.

GROSS PROFIT

     Gross profit declined to $17,278,901, or 63.2% of sales, in the nine months ended September 30, 2000, compared with $17,872,942, or 66.6% of sales, in the quarter ended September 30, 1999. This represents a decrease of $594,041, or 3.3%. Gross profit was negatively impacted in the 2000 period by product mix shifts to lower margin products coupled with higher overhead expense.

OPERATING EXPENSES

     SG&A expenses declined to $11,526,968 for the nine months ended September 30, 2000, from $11,558,743 for the same period of 1999. This represents a decrease of $31,775, or .3%. As a percentage of sales, SG&A expenses amounted to 42.2% of sales in the nine months ended September 30, 2000, as compared to 43.1% in the comparable 1999 period. We have increased our customer support department to service the expanded customer base under service contracts, and also strengthened our international sales operation. Warranty expense declined significantly as compared with the nine months ended September 30, 1999. SG&A expenses can be expected to increase in the fourth quarter of the year due to the variable component of selling expense as well as anticipated increases to the customer support area. However, we expect, but cannot assure, that our SG&A growth will be less than the growth rate of our revenues.

     R&D expenses declined to $4,848,811 for the nine months ended September 30, 2000 from $5,101,771 for the same period of 1999. The decrease in 2000 from 1999 amounted to $252,960, or 5.0%. While payroll expenses were significantly higher in the nine months ended September 30, 2000 compared with the same 1999 period, we reduced expenses for professional services and materials. The timing of certain material and project deliveries can impact when expenses are recognized. We believe that R&D expenses will increase from the levels recorded in the third quarter of 2000 as we proceed with our new product development efforts. However, we believe, but cannot assure, that these increases will be less than our revenue growth rate.

     Our operating income for the nine months ended September 30, 2000 amounted to $903,122, or 3.3% of sales, compared with $1,212,428, or 4.5% of sales, for the nine months ended September 30, 1999.

OTHER INCOME

     Other income and expense netted to $345,647 in the nine months ended September 30, 2000 compared with $302,191 in the same 1999 period. Interest income for the nine months ended September 30, 2000, amounted to $402,902 compared with interest income of $380,941 recorded in 1999.

NET INCOME

     For the reasons cited above, net income for the nine months ended September 30, 2000 declined to $874,139 compared with net income of $984,502 in the same 1999 period. This resulted in earnings per diluted common and common equivalent share of $.15, compared with $.17 the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES


     Operating activities during the nine months ended September 30, 2000 provided cash of $1,431,555, primarily reflecting the reduction of accounts receivable of $2,017,117. Conversely, increases to inventory and decreases to accounts payable and other current liabilities used cash of $2,579,508 and $684,937, respectively. In the nine months ended September 30, 1999, our operating activities provided cash of $2,454,511, primarily reflecting net income before depreciation and amortization and reduced by increases to inventories and accounts receivable of $1,093,431 and $613,071, respectively. However, increases to accounts payable and other current liabilities and unearned maintenance revenue provided cash of $354,372 and $928,142, respectively.

     Cash used by investing activities amounted to $1,318,924 in the nine-month period ended September 30, 2000. These investing activities were primarily due to the acquisition of machinery and equipment for $852,540 and payments for intangible assets of $491,544. Our investing activities used cash of $3,516,013 in the nine months ended September 30, 1999. The net proceeds from the sale of marketable securities provided net cash of $4,573,758 in the 1999 period, while we used cash for the purchase of in-process research and development, the acquisition of machinery and equipment, and payments for intangible assets in the amounts of $6,464,709, $804,759 and $869,681, respectively.

     In the nine months ended September 30, 2000, our financing activities used cash of $724,931, which included $177,874 for repayments of obligations under capitalized leases and $731,135 for the repurchase of treasury stock. In the comparable 1999 period, financing activities used net cash of $1,617,929, including $1,474,907 for the repurchase of treasury stock, and $145,308 for payments under capitalized leases.

     For the reasons cited above, net cash decreased by $724,931 for the nine months ended September 30, 2000, as compared with a net decrease of cash of $1,617,929 in the same 1999 period. Our ending cash and cash-equivalents balances as of September 30, 2000 and 1999 were $1,928,218 and $8,572,792, respectively.

     At September 30, 2000, our cash, cash equivalents, and marketable securities balances totaled $7,903,678. We expect to use this cash for working capital purposes, for improvements to facilities, for new product development and tooling, for acquisition of production equipment and computers, and for increased selling and marketing activities. Additionally, in July 1999 our Board of Directors authorized us to increase our stock repurchase plan to purchase up to 1,000,000 shares of our common stock. Under this authorization, we may occasionally repurchase our common stock. We repurchased 65,000 shares for an aggregate price of $435,097 in the third quarter of 2000. This brings the total number of shares repurchased under the stock repurchase plan to 652,000. We believe that our revenue from operations, our current cash and cash equivalents balances, and the proceeds from the sale of short-term marketable securities should provide sufficient cash resources to finance our operations for at least 24 months.

     As of September 30, 2000, our gross accounts receivable balance was $10,227,309, less an allowance of $488,169 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, at September 30, 2000, large balances, some of which exceeded our normal payment terms, were concentrated with certain international distributors and large customers. While we can give no assurances, we believe that most, if not all, the accounts receivable balances ultimately will be collected.

     Our total current assets amounted to $27,598,853 at September 30, 2000, the majority of which consisted of cash, cash equivalents, marketable securities, inventories and accounts receivable. Total current liabilities amounted to $7,794,342. Our debt is minimal, consisting primarily of principal payments due under capital leases of $370,367. We estimate that we will spend approximately $250,000 in the remainder of 2000 for facility improvements, production and R&D equipment, computers and integrated software, and tooling, which we anticipate financing through internally generated cash flows. As of September 30, 2000, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending September 30, 2001 should amount to approximately $3,000,000.

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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by us to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, and our ability to maintain our gross margins on these sales. The forward-looking statements also cover the plans and objectives of management to introduce new products, control expenses, and improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in our current product offering, (2)will be able to maintain our gross margins on our present products, (3) will be able to control our operating expenses, and (4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering , selling or other budgets, which may in turn affect our results of operations or the success of our engineering efforts. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since we frequently receive the majority of our orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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


Date: November 13, 2000                             STRATASYS, INC.


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

27.1              Selected Financial Data