Form 10-K
period 2000-12-31
STRATASYS INC
filed 2001-03-28
CIK 915735

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-13400

                                STRATASYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                      36-3658792
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

 14950 MARTIN DRIVE, EDEN PRAIRIE, MINNESOTA                       55344
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (952) 937-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON WHICH
             TITLE OF EACH CLASS                          EACH CLASS IS REGISTERED
             -------------------                       ------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 22, 2001 was approximately $13,782,056.31. On such date, the closing price of the Registrant's Common Stock, as quoted on the Nasdaq National Market, was $2.97.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of the Annual Report on Form 10-K is herein incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Meeting of Stockholders scheduled to be held on May 8, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Stratasys manufactures and sells a line of rapid prototyping ("RP") devices that create physical models from computerized designs. We were incorporated in Delaware in 1989 and our executive offices are located in Eden Prairie, Minnesota. Our rapid prototyping systems are based on our core patented fused deposition modeling ("FDM(R)") technology or on recently developed and patented Genisys(R) technology. We sold our first product, the 3-D Modeler, commercially in April 1992 and introduced our second product, the Benchtop, in June 1993. Other significant developments in our business are set forth below:

     - On October 20, 1994, we successfully completed an initial public offering of 1,380,000 shares of our common stock.

     - In 1996 and 1997, we introduced several enhanced versions of our FDM system. In 1997, we also introduced our Genisys system, which we developed from technology that we acquired from IBM in 1995.

     - In January 1998, we introduced the FDM Quantum(R), which offers large modeling capabilities (the largest commercial build envelope in the industry) combined with significant speed and performance enhancements as compared with the FDM 2000. The FDM Quantum incorporates MagnaDrive technology that allows the extrusion heads to move on a bed of air while controlled by electro-magnetic homing devices.

     - In December 1998, we acquired RP technology that we subsequently used to develop our now commercial Prodigy(TM) system.

     - In April 1999, we introduced the GenisysXs. This system offered enhanced performance and speed improvements over the original Genisys.

     - In August 1999, we introduced the FDM 3000 system based on our core FDM technology. The FDM 3000 features a build envelope 60% larger than our Benchtop systems. In conjunction with the FDM 3000, we introduced WaterWorks(TM). The patented WaterWorks process allows for the easy removal of supports from a completed prototype model by simple immersion into a water-based solution.

     - In July 2000, we introduced Prodigy(TM). Prodigy is a low-cost rapid prototyping system that produces ABS parts for functional testing of prototype designs. Prodigy offers office modeling, speed, ease of use, and networking capabilities at a competitive price.

     - We introduced the Maxum(TM) in November 2000. Maxum offers significant speed enhancements over our previously released Quantum system. Maxum features WaterWorks and Insight(TM), our new preprocessing software that increases build speed and improves the design engineer's control and efficiency over the entire build process. Insight was separately introduced in February 2001 as a replacement for our QuickSlice software.

DESCRIPTION OF BUSINESS

     We are a leader in the three dimensional ("3-D") imaging business, which is referred to as "rapid prototyping". We develop, manufacture and market a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes more directly from a designer's three-dimensional CAD in a matter of hours.

     We believe that the RP systems using our FDM technology and Genisys technology are the only rapid prototyping systems commercially available that can produce parts from plastic without relying on lasers. This affords our products a number of significant advantages over other commercially available three-dimensional rapid prototyping technologies, which rely primarily on lasers to create models. Such benefits include:

     - the ability to use the device in an office environment due to the absence of hazardous emissions

     - the need for relatively little set up of the system for a particular project

     - the availability of a variety of modeling materials

     - the lack of any need for costly replacement lasers and laser parts

Our systems can also run virtually unattended, producing models while designers perform other tasks.

     The process involved in the development of a three-dimensional model using our FDM systems begins with the creation of a conceptual geometric model on a CAD workstation. The model is then imported into our proprietary software programs, which mathematically slice the conceptual model into horizontal layers that are downloaded into the system. These rapid prototyping machines basically draw cross-sections of the model one layer at a time to create a three-dimensional "blueprint." A spool of thin thermoplastic modeling material feeds into a moving FDM extruding head, which heats the material to a semi-liquid state. This semi-liquid material is then extruded and deposited in ultra-thin flat layers on a base (the "X-Y Stage") in the modeling chamber. As the material is directed into place by the computer-controlled head, layer upon layer, the material solidifies, creating a precise and strong laminated model.

     The Genisys modeling process is similar. Genisys uses our proprietary AutoGen(R) software to slice the conceptual model created on a CAD workstation into horizontal layers that are downloaded into Genisys. Genisys then uses wafers of polyester modeling material, rather than spools of filament, to feed the extrusion head. The extrusion head heats these wafers and, using a precision hydraulic pump, deposits a continuous layer of plastic polymer roads onto the X-Y Stage to create a three-dimensional model by building up layers. In comparison to the FDM systems, due to its size, Genisys allows the prototype to be created on a desktop, directly from a workstation, like a 3-D printer. The Company's recently-introduced GenisysXs uses a modeling process similar to the original Genisys system.

PRODUCTS

     Modeling Equipment. We have been developing and improving our line of rapid prototyping products since our inception in 1989. Since we began selling the 3-D Modeler, our first product, commercially in 1992, we have enhanced and expanded our product line. We have improved both the speed and accuracy of our FDM systems, we have expanded their build envelope, and we have developed and introduced a low-cost 3-D printer based on technology that we acquired from IBM. We have also enhanced and upgraded the software that our systems use to read CAD files and build prototypes. Although we have discontinued the manufacture of the 3-D Modeler and the other systems that we introduced between 1992 and 1997, we continue to support and maintain systems that are still in the field and to make and sell the modeling materials that they use. Our current product line ranges from our GenisysXs, a low-cost 3-D printer used for concept designs, to our Maxum, that can be used to build functional prototypes and replacement parts.

     GenisysXs offers enhanced performance and speed improvements over the original Genisys. It is useful for the production of conceptual models employed in the early stages of the design cycle, as it enables a designer to produce concept iterations at his desk directly from a workstation in a simple push-button fashion. We introduced GenisysXs in April 1999 and began shipping it in May 1999.

     Prodigy is our low-cost rapid prototyping system that produces ABS parts for functional testing of prototype designs. Prodigy operates in the office, offering speed, ease of use, and networking capabilities at a competitive price. It is based on technology we purchased in December 1998 and further developed throughout 1999 and the first half of 2000. We introduced it and began commercial shipments in July 2000.

     The FDM 2000 is an enhanced version of our FDM Benchtop system, but features a 30% to 40% throughput improvement over its predecessor the FDM 1650. Upgraded hardware and software accounts for the improved performance features. We introduced and began shipment of the FDM 2000 in March 1997

     The FDM 3000 system is based on our core patented FDM technology. It features a build envelope 60% larger than our other Benchtop systems. In conjunction with the FDM 3000, we introduced WaterWorks. The patented WaterWorks process allows for the easy removal of supports from a completed prototype model by simple immersion into a water-based solution. The support material is dissolved, resulting in a cleaned prototype that eliminates most post-processing requirements. We offered WaterWorks to users of our FDM 2000 systems in the fourth quarter of 1999. We introduced the FDM 3000 in August 1999 and began shipments in the fourth quarter of that year.

     The FDM Maxum offers significant speed enhancements over our previously released Quantum system. It incorporates MagnaDrive technology, which allows the extrusion head to float on a bed of air while being controlled through electromagnetic devices. This offers significant speed and performance enhancements as compared with our benchtop systems. Maxum also features WaterWorks and Insight, our new preprocessing software that increases build speed and improves the design engineers' control and efficiency over the entire build process. Insight was separately introduced in February 2001 as a replacement for our QuickSlice software, which has been standard on all FDM systems since 1993. We introduced Maxum in November 2000, and commercial shipments commenced in December 2000.

     Our family of rapid prototyping systems offers product designers and developers the ability to create prototypes throughout all stages of the development cycle as well as a wide range of prices from which to choose. The domestic list prices of our systems range from $36,900 for a refurbished Genisys Xs and reach $310,000 for the FDM Maxum. By comparison, our original 3D Modeler sold for between $150,000 and $180,000. We also offer special pricing for trade-in systems and upgrades. Customers have the option to purchase an entire RP system from us or to buy individual components.

     We have also adapted our FDM Benchtop technology for medical use. Our MedModeler(TM) creates anatomical parts from computed tomography ("CT") and magnetic resonance imaging ("MRI") devices. The U.S. Food and Drug Administration granted us a 510(k) pre-market clearance in 1997 to sell the MedModeler as a medical device.

     Modeling Material. FDM technology allows the use of a greater variety of modeling materials and colors than other technologies. We continue to develop filament modeling materials that meet the customer's needs for increased speed, strength, accuracy, surface resolution and color. These materials are processed into our patented filament form, which is then fed into the FDM systems. Our spool-based system has proven to be a significant advantage for our products over Ultra Violet ("UV") polymer systems, because our system allows the user to quickly change material by simply mounting the spool and threading the desired material into the FDM devices. Spools weigh from 1.0 pound to ten pounds, and the creation of a model may require from 0.1 pound to more than one pound of filament. The spool-based system also compares favorably with UV polymer system, because the spool-based system allows the customer to use the system in an office environment and to purchase a single spool, as compared to an entire vat of UV polymer, thereby reducing the customer's up-front costs.

     Currently, we have six modeling materials commercially available for use with our FDM technology:

     - an elastomer material for applications requiring strength, durability and flexibility, as used in seals or tubing

     - an investment casting wax

     - the hard polymer material ABS (named for its three initial monomers, acrylonitrile, butadiene and styrene), which is used commercially to make products such as cell phones, computer cases and toys

     - a medical grade ABS (MABS), used for medical applications

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

     Genisys Xs uses only one type of modeling material, a plastic polymer, which is manufactured in the form of wafers. A total of 50 wafers are held in a cassette, which allows the wafers to be fed into the machine and rapidly extruded in layers. Additional cassettes are easily loaded into the system. Each cassette contains a memory chip that instructs the system as to the parameters and melt temperature of the material lot, which optimizes the automatic build process of the Genisys system.

     The modeling filament and wafers are consumable products that provide us additional revenue.

OPERATING SOFTWARE

     Prior to 2001, we offered two proprietary software products: QuickSlice and AutoGen. QuickSlice processes three-dimensional computer models to generate operating data for our FDM 1650, 2000, 3000, 8000, and Quantum products. AutoGen performs the same function for Genisys and GenesysXs 3-D Printers. We have retained copyrights and all other ownership rights for AutoGen and QuickSlice.

     QuickSlice is an interactive software product giving users choices ranging from semi-automatic operations to a feature-rich array of options and controls.

     In 1994, we developed SupportWorks(R), which is used in conjunction with QuickSlice to automatically generate support structures, thereby eliminating a time-consuming manual step in the modeling process. In 1995, we integrated SupportWorks into QuickSlice.

     In January 2001, we introduced Insight as a replacement for QuickSlice software, which had been standard on all FDM systems since 1993. Insight is our new preprocessing software that increases build speed and the design engineer's control and efficiency over the entire build process. Insight will be offered to users as an upgrade under our maintenance program.

     AutoGen is an easy-to-use software product, giving users semi-automatic operation for our Genisys and GenisysXs 3-D Printers. AutoGen is able to choose most options and settings for the user, saving significant operator labor time. AutoGen is included in the Genisys sales price.

APPLICATIONS FOR RAPID PROTOTYPING

     Rapid prototyping systems enable engineers and designers to produce models of their engineering designs faster and cheaper than with conventional manual methods. Most companies use rapid prototyping to accelerate new product development and improve time to market. The prototypes themselves are used to test a product's or assembly's form, function and fit to specific tolerances. Companies also use 3-D models for tooling as patterns for a variety of soft tooling procedures. Wax investment casting masters are used in numerous industries, including automotive, custom medical implants, and golf club manufacturing.

     We have positioned our products to be used as devices that support CAD systems in a variety of design and manufacturing industries. Current applications include:

  - automotive               - medical products
  - areospace                - education
  - consumer products        - service bureaus
  - investment               - packaging
    casting
  - government               - form molding
  - electronics              - medical analysis

     Additional future applications include:

        - architectural design

        - rapid manufacturing of small-volume custom parts

        - free-form graphic design

        - secondary tooling and mold-making

     Among potential medical applications, rapid prototyping is being used to produce accurate models of internal organs, bones or skulls for pre-operative evaluations or modeling of prostheses. In such uses, our MedModeler is serving as a peripheral device for CT and MRI devices.

MARKETING, DISTRIBUTION AND CUSTOMERS

     The strategic focus of our marketing efforts begins with identifying the needs of product managers, conceptual designers, design and manufacturing engineers and production specialists in manufacturing and design companies. We then seek to understand a customer's needs and requirements. To satisfy those needs, we offer a broad array of products, ranging from the low-cost, easy-to-use GenisysXs Printer, to the large-scale, fast and precise FDM Magnum. We have sold systems to the following representative customers.

                            REPRESENTATIVE CUSTOMERS

- General Motors Corporation  - Snap-On Tools Corporation  - Hewlett-Packard
- Ford Motor Company          - Xerox                      - Brooks Air Force Base
- Daimler Chrysler            - Biomet, Inc.               - Toyota
- Lockheed Martin             - St. Jude Medical           - Lego
- Square D. Company           - Motorola                   - Federal Bureau of Investigation
- Whirlpool Corporation       - Eastman Kodak Company      - NASA
- Callaway Golf               - Marubeni                   - Honda

     We have also sold systems to service bureaus, universities and distributors in the United States and abroad. We sell complete rapid prototyping systems as well as supplies and services.

     We use a variety of tactical marketing methods to reach potential customers:

  - Web-based marketing           - press releases
  - trade magazine                - advertisements
    articles
  - brochures                     - direct mailings
  - telemarketing programs        - trade show demonstrations
  - videos                        - a Web site
                                    (www.Stratasys.com)

     In addition, we have developed domestic and international on-site demonstration capabilities.

     Domestically, we sell directly to our customers. In 1997, we organized our domestic FDM sales force into three regions. Salespersons and management reside in the regions they service. In addition, GenisysXs resellers have been assigned to managers within this regional framework. We market internationally through a network of distributors and sales representatives. During the years ended December 31, 2000, 1999 and 1998, export sales amounted to approximately $18,606,700, $19,753,300 and $14,018,400, respectively.

     No customer accounted for more than 10% of sales in 2000, 1999 or 1998.

WARRANTY AND SERVICE

     We provide a 90-day warranty on our systems sold domestically and a one-year warranty on those sold internationally. In addition, we offer annual service and maintenance contracts for our systems. The service contracts include updates of our software systems. Annual service contracts for our FDM systems are priced from $2,500 to $50,000, while annual service contracts for the GenisysXs system are priced from $8,000 to $10,000.

MANUFACTURING

     Our manufacturing process consists of the assembly of purchased components. We obtain all parts used in the manufacturing process either from distributors of standard electrical or mechanical parts or from custom fabricators of our proprietary designs. We currently operate on a build-to-forecast basis.

     We purchase the major component parts for our FDM and office modeling equipment from various outside vendors, subcontractors and other sources and assemble them at our Minnesota facility. Our production floor has been organized using demand-flow techniques in order to maximize efficiency and quality. Computer-based Material Requirements Planning ("MRP") is used in the ordering of parts to be delivered on-time to meet forecasted needs. At the completion of assembly, we perform complete power up and final quality tests to ensure the quality of our products before shipment to customers.

     We maintain an inventory of most of our necessary supplies, which facilitates the assembly of products required for production. Our sole current supplier of the X-Y Stage for the FDM 2000, FDM 3000 and FDM 8000 systems is Asymtek; and our sole current supplier of the FDM head motors is MircoMo Electronics, Inc. We also have sole suppliers for two key components of our FDM Maxum system. We consider all of these suppliers to be reliable. Nevertheless, we maintain an inventory of such components to support continued supply. Furthermore, we believe that the supplier of the X-Y Stage could be replaced by in-house design and production of the part within a three-month period, if necessary; and we could employ FDM head motors from other suppliers by modifications to the design of the FDM 2000, 3000 and 8000 systems. In-house development to replace the vendors of the Maxum components would take four to eighteen months to accomplish. In regard to other parts and materials, we use multiple sources of supply and do not believe that we are dependent on any single supplier. Although we believe that we maintain adequate inventories of vendor-specific materials, the loss of a supplier of such vendor-specific materials or compounds could result in a delay in the manufacture and delivery of those materials and compounds resulting from the need to retest and recertify products supplied by one or more new vendors. We consider our relationships with our suppliers to be good.

RESEARCH AND DEVELOPMENT

     We believe that ongoing research and development efforts are essential to our continued success. Accordingly, our engineering development efforts will continue to focus on improvements to the FDM technology and development of new modeling processes, materials, software and products. We have devoted significant time and resources to the development of a universally compatible and user-friendly software system. To date, much of our activity has been focused on research and development. For the years ended December 31, 2000, 1999 and 1998, our research and development expenses, excluding the non-recurring charge for purchase of in-process engineering, were approximately $6,367,000, $6,583,000 and $5,944,000, respectively.

     Our filament development and production operation is located at our facility in Eden Prairie, Minnesota. We regard the filament formulation and manufacturing process as a trade secret, and we hold patent claims on filament usage in our products.

INTELLECTUAL PROPERTY

     We consider our proprietary technology to be material to the development, manufacture, and sale of our products and seek to protect our technology through a combination of patents and confidentiality agreements with our employees and others. Scott Crump, Stratasys' President, was granted two U.S. patents that cover many claims relating to various aspects of our products, FDM technology and the associated modeling process. The term of one patent lasts until June 9, 2009, and the term of the other lasts until August 23, 2011. The patents have been assigned to us. In addition, other employees have assigned us patents and patent applications for other rapid prototyping processes and apparatuses associated with the FDM process. As part of our purchase of rapid prototyping technology assets from IBM, we were also assigned the rights and title to three patents developed by IBM, which cover the Genisys system and which we believe will further augment our own product lines. We recorded these patents domestically and are in the process of recording them in certain foreign countries. The terms of these patents extend until June 7, 2005, April 12, 2011, and May 17, 2011. In total, we currently own 16 primary U.S. patents. Corresponding patent applications covering the same claims that are contained in our issued patents have been initiated in various foreign countries. Other foreign patent applications have also been filed, including the patent applications assigned to the Company by IBM.

     Our registered trademarks include:

                             REGISTERED TRADEMARKS

  - Stratasys, Inc.          - AutoGen
  - 3D Modeler               - FDMM
  - QuickSlice               - FDC
  - 3D Plotter               - BMD
  - 3D Visualizer            - FDM Quantum
  - FDM                      - Genisys

     Other trademarks include:

  - FDM Maxum                - 3D Printer
  - BASS                     - Prodigy
  - Catalyst                 - WaterWorks
  - Insight                  - SupportWorks

     Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have also been filed in Japan and the European Community.

     We have also registered the following Internet domain names:

  - prototype.com            - webmodeling.com
  - webprototypes.com        - 3D-fax.com
  - 3DPrinter.com            - Stratasys.com

WORKING CAPITAL PRACTICES

     We do not engage in unusual practices regarding inventories, receivables or other items of working capital.

BACKLOG

     Our total backlog of system orders at December 31, 2000 was approximately $7 million, as compared with $4.0 million at December 31, 1999. We estimate that 20% of our backlog will not be shipped in 2001. Since sales of our products are typically strongest in the fourth quarter, orders during that period have a significant bearing on our backlog for the subsequent fiscal year.

COMPETITION

     We compete in a marketplace that is still dominated by conventional methods of model-making and prototype development. Machinists and engineers working from blueprints or CAD files and using machining or by-hand methods generally perform the prototype development and fabrication. We believe that there is currently no other commercial producer of 3-D modeling devices that uses a single-step, non-toxic technology similar to our FDM and Genisys technologies. Most other rapid prototyping or 3-D printing systems involve an additional post-processing step, such as curing the part after construction of the model or prototype. Our FDM and Genisys technologies do not rely on the laser or light technology used by many other commercial manufacturers in the rapid prototyping industry.

     Our competitors employ a number of different technologies in their rapid prototyping devices. 3D Systems, D-MEC, Mitsui and Teijin Seiki Co. use stereolithography in their products. 3D Systems introduced the first rapid prototyping product. We believe that 3D Systems has accounted for approximately 27% of rapid prototyping units sold to date. DTM Corporation and EOS produce machines that use lasers to sinter or harden powdered material. Z Corp. uses inkjet technology to sinter powdered materials. Sanders Prototype, Inc. and 3D Systems have developed prototyping systems that use inkjet technology to deposit wax material layer by layer, which can be used in an office environment. A smoothing or milling process is required between each deposited layer to maintain accuracy in these processes. We believe that our FDM and Genisys technologies have important advantages over our competitors' products. These advantages include:

     - the ability to be used in an office environment

     - the availability of multiple strong modeling materials

     - a one-step modeling process

     - ease of use

     - automated support removal

     Certain of our competitors have greater financial and marketing resources than we have. We believe that in 2000 we were the second largest in the industry in terms of unit shipments and were the third largest RP company in revenue.

EMPLOYEES

     As of March 16, 2001, we had 182 full-time employees and four subcontractors or temporary employees. While we have separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and we have not experienced a work stoppage. We believe our employee relations are good.

GOVERNMENTAL REGULATION

  General

     We are subject to various local, state and federal laws, regulations and agencies that affect businesses generally. These include:

     - regulations promulgated by federal and state environmental and health agencies

     - the federal Occupational Safety and Health Administration

     - laws pertaining to the hiring, treatment, safety and discharge of employees

  FDA Regulation

     The FDA has the authority to regulate the preclinical and clinical testing, manufacture, labeling, distribution, and promotion of our MedModeler FDM system as a Class II medical device under the Federal Food, Drug, and Cosmetic Act of 1976. In November 1997, we announced that the FDA had granted the

MedModeler FDM system 510(k) clearance. We have subsequently made modifications to the MedModeler, which we believe do not require the submission of a new 510(k) notification. There can be no assurance, however, that the FDA would agree with our determination not to submit, or would not require us to submit, a new 510(k) notification for any of these changes.

     The MedModeler is subject to pervasive and continuing regulation by the FDA. Our medical sector manufacturing facility will be subject to inspection by the FDA to assure compliance with its Quality System Regulation ("QSR"), which imposes testing, control, documentation and other quality assurance procedures. In addition, we will be subject to other regulatory requirements that usually apply to medical devices marketed in the United States, including:

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

     The MedModeler FDM system may be subject in certain instances to regulation by foreign regulatory authorities to the extent that we seek to market it outside the United States.

FINANCIAL INFORMATION ABOUT OPERATIONS IN THE UNITED STATES AND OTHER COUNTRIES

     The information required by this item is incorporated by reference to our Financial Statements included elsewhere in this report. (See Part IV, Item 14,
Note 13.)

ITEM 2.  PROPERTIES.

     Our executive offices and production facilities presently occupy approximately 87,156 square feet in two adjacent buildings in Eden Prairie, Minnesota, near Minneapolis. We occupy a 27,756 square foot facility under a lease that was to expire on July 31, 1999. In July 1998, we extended this lease until July 31, 2002. In October 1996, we leased an additional 59,400 square feet of office and production space in a building adjacent to our original Eden Prairie premises under a lease expiring in December 1999. In June 1999, we exercised our renewal option to lease this facility through November 2001. Approximately 25% of the new premises is being sublet until we need it. The Minnesota facilities are used for machine assembly and filament production, as well as sales, administration and operations. The current monthly rent for the premises that we occupy totals approximately $35,000. We do not require a large space for production, because we assemble our devices from sub-assemblies manufactured by outside vendors.

     In February 2001, we entered into an agreement to purchase our current manufacturing facility for approximately $2,990,000, This purchase is subject to financing, environmental, and other due diligence contingencies. We expect to close on this purchase in May 2001.

     We opened two regional sales offices in 1997. In June 1997, we entered into a lease, which was amended in May 1998, under which we occupy 2,889 square feet of space in Southfield, Michigan, a suburb of Detroit. Our monthly rent is $5,056 under that lease, which expires in April 2001. In September 1997, we entered into a three-year lease or occupy 2,504 square feet of space in Ontario, California. We renewed this lease in 2001 for a two-year period and monthly rent of $3,190. We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at both of these facilities. In November 1997, our German subsidiary entered into a lease to occupy 4,360 square feet of space in Frankfurt, Germany. The lease expires in November 2001, with base monthly rent of approximately $6,100.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any pending legal or administrative proceeding, and our property is not subject to any such proceeding, other than actions arising in the ordinary course of our business, which we believe are not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

     No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System National Market ("Nasdaq") under the symbol SSYS and is traded on The Pacific Stock Exchange Incorporated under the symbol SAS.

     The following table sets forth the high and low closing bid prices of the Company's common stock for each quarter from January 1, 1999 through the fiscal year ended December 31, 2000.

                                                               HIGH      LOW
                                                              ------    -----
                                                               BID PRICES $
                                                              ---------------
Fiscal Year Ended December 31, 2000
January 1, 2000 -- March 31, 2000...........................  12.75     7.375
April 1, 2000 -- June 30, 2000..............................   9.500    5.688
July 1, 2000 -- September 30, 2000..........................   7.625    5.375
October 1, 2000 -- December 31, 2000........................   6.000    2.063
Fiscal Year Ended December 31, 1999
January 1, 1999 -- March 31, 1999...........................   5.625    3.750
April 1, 1999 -- June 30, 1999..............................   4.688    3.313
July 1, 1999 -- September 30, 1999..........................   4.438    3.433
October 1, 1999 -- December 31, 1999........................   9.25     3.313

     There were approximately 140 stockholders of record of our common stock as of March 20, 2001.

DIVIDENDS

     We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. We intend to retain earnings, if any, to support the growth of our business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data as of and for the five-year period ended December 31, 2000, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2000, and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                 YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                         2000     1999     1998     1997     1996
                                                        ------   ------   ------   ------   ------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Sales.................................................  35,611   37,587   32,437   29,636   22,920
Gross Profit..........................................  21,948   24,675   21,347   19,940   15,031
Selling, general and administrative expenses..........  15,138   15,611   15,320   14,676    9,486
Research and development..............................   6,367    6,583    5,944    5,055    3,374
Purchased in-process research and development.........      --       --    6,513       --       --
Operating income (loss)...............................     444    2,481   (6,429)     209    2,172
Net income (loss).....................................     988    2,144   (3,318)     515    3,503
Net income (loss) per basic share.....................    0.18     0.37    (0.55)    0.09     0.67
Weighted average basic shares outstanding.............   5,527    5,776    6,072    5,726    5,191
Net income (loss) per diluted share...................    0.17     0.37    (0.55)    0.09     0.63
Weighted average diluted shares outstanding...........   5,684    5,779    6,072    6,016    5,585

                                                         2000     1999     1998     1997     1996
                                                        ------   ------   ------   ------   ------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA
Working Capital.......................................  20,014   19,567   18,655   26,357   20,192
Total Assets..........................................  37,582   37,113   41,190   38,984   31,463
Long term debt (less current portion).................     130      318      193      136       95
Stockholders' equity..................................  29,226   28,783   28,103   33,087   26,406

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     We develop, manufacture, and market a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a CAD workstation. Historically, our growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for us. Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping devices and applications that meet the needs of our current and prospective customers. We are presently focusing new product developments on various rapid prototyping devices, modeling materials, and software enhancements. We anticipate that in 2001 our primary business strategy will focus on expanding international and domestic sales of our existing family of rapid prototyping devices, while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software.

     In July 2000 we introduced Prodigy. Prodigy is a low cost rapid prototyping system that produces ABS parts for functional testing of prototype designs. Prodigy offers office modeling, speed, ease of use, and networking capabilities at a competitive price. It is based on technology we purchased in December 1998 and further developed throughout 1999 and the first half of 2000. We began commercial shipments of Prodigy in July 2000.

     We introduced the Maxum in November 2000. Maxum offers significant speed enhancements over our previously released systems. It features WaterWorks, a soluble support feature that virtually eliminates post-processing time by dissolving model supports. Maxum also features Insight, our new preprocessing software that increases build speed and improves the design engineers' control and efficiency over the entire build process. Insight was separately introduced in February 2001 as a replacement for our QuickSlice software, which had been standard on all of our FDM systems since 1993.

     For the first time since 1990, net revenue derived from our rapid prototyping devices, modeling materials, and maintenance did not increase over the prior year. However, our 297 gross unit shipments in 2000 were the highest in our history. Our gross profit declined to 61.6% of sales in 2000 from 65.6% in 1999, despite shipping more units. Our gross profit can be significantly impacted by shifts in our product mix and sales volume. In 2000 we continued our high level of spending on research and development ("R&D") for both new products and sustaining engineering. R&D expenditures amounted to $6,366,800 in 2000 as compared with $6,583,120 in 1999, but as a percentage of sales increased to 17.9% in 2000 from 17.5% in 1999. Selling, General and Administrative ("SG&A") expenses declined by 3.0% in 2000 over 1999, but as a percentage of sales increased to 42.5% from 41.5% of revenue in 1999. As a result of declining sales and profitability, we reduced our head count of employees and contractors by approximately 8% in January 2001. This reduction in workforce should result in reduced operating expenses of approximately $2 million in 2001. While we believe that profitability will improve in 2001 as compared with 2000 as a result of continued operating expense control, we can give no assurance that these results will be realized.

     We believe that the rapid prototyping industry is growing at approximately 5-10% per year, and that 3D printers and office modelers account for more than 30% of the total units of rapid prototyping systems shipped. We believe that there is a long-term trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable market exists for concept or visualization 3D printers. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping and concept-modeling needs. Certain market segments in the industry have not demonstrated significant pricing sensitivity. These segments are more interested in modeling envelope size, modeling material, throughput, part quality, part durability, and rapid tooling, which should allow growth to continue for higher priced rapid prototyping systems addressing these needs.

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                             --------------------
                                                              2000         1999
                                                             -------      -------
Net sales..................................................     100.0%     100.0%
Cost of sales..............................................      38.4%      34.4%
Gross margin...............................................      61.6%      65.6%
Selling, general, and administrative expenses..............      42.5%      41.5%
Research & development expense.............................      17.9%      17.5%
Operating income...........................................       1.2%       6.6%
Other income...............................................       1.4%       1.1%
Income before taxes........................................       2.6%       7.7%
Income taxes (benefit).....................................       (.2)%      2.0%
Net income.................................................       2.8%       5.7%

     Net Sales

     Net sales for the year ended December 31, 2000 were $35,610,547, compared with sales of $37,586,938 for the year ended December 31, 1999. This represents a decrease of $1,976,391, or 5.3%. Sales of our Benchtop systems were particularly strong in 2000, and constituted our strongest product line. Prodigy system sales also contributed significantly to our 2000 results following its July 2000 introduction. Consumable and maintenance revenues also increased in the twelve months ended December 31, 2000 as compared with 1999. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS, WaterWorks, and other material selections, and continued emphasis on the sale of maintenance contracts.

     Our gross shipments amounted to 297 systems in 2000 compared with 293 systems in 1999. System sales in 2000 included gross shipments of all systems, including trade-in and upgrade systems. The average selling price of our systems declined in 2000 as compared with 1999, which was significantly influenced by product mix shifts. Product mix can dramatically affect the average selling price in any period. We ended 2000 with an order backlog in excess of $7,000,000 compared with an order backlog of approximately $3,900,000 at December 31, 1999. The 2000 year-end backlog is the highest in our history.

     Domestic sales accounted for approximately 57% of total revenue in 2001, which is up from 52% recorded in 1999. In the United States, the central region recorded the highest revenue. Europe accounted for approximately 19% of total revenue in 2000, an improvement from 18% of revenue recorded in 1999. Our combined Asia-Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 23% of total revenue, down from the 29% attained in 1999. We believe that year 2001 sales into our Asia Pacific and European regions will remain strong. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions.

     Gross Profit

     Gross profit decreased to $21,948,464, or 61.6% of sales, in the year ended December 31, 2000, compared with $24,675,038, or 65.6% of sales, in the year ended December 31, 1999. This represents a deterioration of $2,726,574, or 11.0%. Gross profit decreased due to a shift in our product mix to lower-priced systems, increased overhead expenses, and write-offs of approximately $600,000 of inventory for obsolescence and scrap.

     Operating Expenses

     SG&A expenses decreased to $15,138,072 for the year ended December 31, 2000, from $15,611,257 for the year ended December 31, 1999. This represents a decrease of $473,185, or 3.0%. Reductions to commissions, amortization, and warranty expenses accounted for much of the decrease in 2000 as compared with 1999.

     R&D expenses declined to $6,366,800 for the year ended December 31, 2000 from $6,583,120 for the year ended December 31, 1999. The decrease in 2000 from 1999 amounted to $216,320, or 3.3%. Increases to personnel expenses were more than offset by reductions to contract labor and materials in 2000. In early January 2001, we announced a layoff in which approximately 8% of our headcount, some of whom were contractors, were terminated. These cuts were concentrated in the R&D and selling departments. Future expense savings should amount to approximately $2,000,000. A provision for severance and outplacement expenses was taken in the fourth quarter and is reflected in our operating expenses of the period.

     Our operating income for the year ended December 31, 2000 amounted to $443,592, or 1.2% of sales, compared with operating income of $2,480,661, or 6.6% of sales, for the year ended December 31, 1999.

     Other Income

     Other income and expense netted to $482,296 in 2000 compared with $408,988 in 1999. Interest income amounted to $551,841 in 2000 compared with $452,855 in 1999. Interest expense increased $69,545 in 2000 from $43,867, representing the financing effect of higher capitalized lease balances.

     Net Income (Loss)

     For the reasons cited above, net income for 2000 amounted to $988,301, or 2.8% of sales, compared with net income of $2,143,649, or 5.7% of sales in 1999. This resulted in 2000 income per diluted common and common equivalent share of $.17 compared with income per diluted common and common equivalent share of $.37 for the period ended December 31, 1999.

  Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                             --------------------
                                                              1999         1998
                                                             -------      -------
Net sales..................................................     100.0%       100.0%
Cost of sales..............................................      34.4%        34.2%
Gross margin...............................................      65.6%        65.8%
Selling, general, and administrative expenses..............      41.5%        47.2%
Purchased in-process research and development..............       0.0%        20.1%
Research & development expense.............................      17.5%        18.3%
Operating income (loss)....................................       6.6%       (19.8)%
Other income...............................................       1.1%         2.3%
Income (loss) before taxes.................................       7.7%       (17.6)%
Income taxes (benefit).....................................       2.0%        (7.3)%
Net income (loss)..........................................       5.7%       (10.2)%

     Net Sales

     Net sales for the year ended December 31, 1999 were $37,586,938, compared with sales of $32,437,198 for the year ended December 31, 1998. This represents an increase of $5,149,740, or 15.9%. Sales of our Benchtop systems, augmented by the introduction of the FDM 3000 system introduced in August 1999, were particularly strong in 1999, and continued to account for the majority of our system sales. Quantum and GenisysXs system sales were also up, following their respective 1998 and 1999 introductions. Consumable and maintenance revenues also increased in the twelve months ended December 31, 1999 as compared with the same 1998 period. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS, WaterWorks, and other consumable offerings, and increased emphasis on the sale of maintenance contracts.

     We shipped 293 systems in 1999 compared with shipments of 262 systems in 1998. System sales in 1999 included sales of all systems, including trade-in and refurbished systems. We ended 1999 with an order backlog of approximately $4,000,000 compared with an order backlog of approximately $3,500,000 at December 31, 1998. The 1999 year-end backlog was the highest in our history.

     Domestic sales accounted for approximately 52% of total revenue in 1999, which was down from 58% recorded in 1998. Europe accounted for approximately 18% of total revenue in 1999, down from 19% of 1998 revenue. Our Asia-Pacific region, which comprises Japan, China, Southeast Asia and India, accounted for approximately 29.5% of total revenue, up from the 22% attained in 1998. Historically, we have derived a larger percentage of our revenues from Europe as well as countries other than Japan in the Asia-Pacific region.

     Gross Profit

     Gross profit increased to $24,675,038, or 65.6% of sales, in the year ended December 31, 1999, compared with $21,347,127, or 65.8% of sales, in the year ended December 31, 1998, an improvement of $3,327,911, or 15.6%. Gross profit increased due to higher sales volume and overhead expenses that increased at a lesser rate than sales. Gross profit was negatively impacted by higher material and direct labor cost of goods sold that resulted primarily from changes in our product mix.

     Operating Expenses

     SG&A expenses increased to $15,611,257 for the year ended December 31, 1999, from $15,319,918 for the year ended December 31, 1998. This represents an increase of $291,339, or 1.9%, which was well below the 15.9% revenue growth that the Company recorded. Personnel expenses, primarily in our sales and service organizations, variable commissions expense, and regional sales office expenses accounted for much of the increase in 1999 as compared with 1998. As a percentage of sales, SG&A expenses declined to 41.5% in 1999 from 47.2% in 1998.

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

     Our operating income for the year ended December 31, 1999 amounted to $2,480,661, or 6.6% of sales, compared with operating loss of $6,429,382, or 19.8% of sales, for the year ended December 31, 1998. Without the non-recurring charge, the operating income would have been $83,283, or .3% of 1998 sales.

     Other Income

     Other income and expense netted to $408,988 in 1999 compared with $736,037 in 1998. Interest income amounted to $452,855 in 1999 compared with $789,638 in 1998. This was due to a lower average balance of cash and marketable securities in 1999. Interest expense declined by $9,734 to $43,867 in 1999 as we paid down various capitalized leases.

     Net Income (Loss)

     For the reasons cited above, net income for 1999 amounted to $2,143,649, or 5.7% of sales, compared with a net loss of $3,318,015, or (10.2%) of sales in 1998. This resulted in 1999 income per diluted common and common equivalent share of $.37, compared with loss per common and common equivalent share of $.55 for the period ended December 31, 1998. Excluding the non-recurring charge for the purchase of in-process research and development, our pro forma net income for the period ended December 31, 1998 would have been approximately $533,000, which represented pro forma income per diluted common and common equivalent share of $.09.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities during 2000 provided cash of $663,286, primarily reflecting our net income of $988,301, an increase to unearned maintenance revenues of $391,752, and a decrease to accounts receivable of $259,742. Unearned maintenance revenues increased as a result of renewed selling emphasis and larger installed base of customers. Increases to inventories and prepaid expenses used cash of $2,455,553 and $246,352, respectively. Inventories increased due to higher levels of replacement parts required under maintenance agreements, the expanded number of products, and the revenue shortfall in our fourth quarter. Operating activities during 1999 provided cash of $2,694,397, primarily reflecting our 1999 net income of $2,143,649, and in increase to unearned maintenance contracts of $1,276,759. Increases to our accounts receivable and inventory balances used cash of $1,917,421 and $1,611,677, respectively. Our investing activities provided cash of $4,445,221 in 2000, primarily reflecting net proceeds of $6,000,620 from the sale of marketable securities. However, we used cash to acquire property and equipment and for payments of intangible assets of $978,359 and $577,040, respectively. In 1999, we used $9,769,231 of cash in our investing activities, including $6,464,709 used for the purchase of in-process research and development, and $1,330,761 for payments for intangible assets. In 2000 financing activities used $878,915 of cash, including $731,135 for the repurchase of outstanding common stock and $230,229 for payments of obligations under capital leases. In 1999, our financing activities used net cash of $1,646,781, which included $1,465,315 for the repurchase of outstanding common stock under its stock buyback program and $183,752 for payments of obligations under capital leases. The net increase in cash, for the reasons cited above, amounted to $4,204,947 in 2000 compared with a net decrease in cash of $8,711,480 for the year ended December 31, 1999. Our ending cash and cash equivalents balances as of December 31, 2000 and 1999 were $6,737,306 and $2,532,359, respectively.

     At December 31, 2000, our cash, cash equivalents, and marketable securities balances totaled $6,737,306. This cash will be used for working capital purposes, for the purchase and improvement of our manufacturing facility, for new product development, for acquisition of production equipment and tooling, for computers, for increased selling and marketing activities, and for engineering costs required to develop and commercialize the in-process research and development acquisition. Additionally, we may continue our common stock buyback program. We purchased 109,400 shares of our common stock for an aggregate cost of $731,135 in 2000. While we believe that the primary source of liquidity in 2000 will be derived from current cash balances and cash flows from operations, we have opened a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

     As of December 31, 2000, we had gross accounts receivable of $11,954,874, less an allowance of $458,359 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, at December 31, 2000, large balances were concentrated with certain international distributors. Default by one or more of these distributors would result in a significant charge against our current reported earnings. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.

     Our total current assets amounted to $28,238,869 at December 31, 2000, the majority of which consisted of cash, cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $8,225,336. Our debt is minimal, consisting primarily of principal payments due under capital leases of $318,012. We estimate that we will spend approximately $1,200,000 in 2001 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. In addition, we have entered into an agreement to purchase our existing manufacturing facility for approximately $2,990,000. We expect to use approximately $750,000 of our cash to pay a part of the purchase price and to finance the balance through a mortgage on the property. However, since we expect our mortgage payments to be less than our current rent, we believe that the purchase will have a positive effect on our future cash flow. As of December 31, 2000, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending December 31, 2002 should amount to approximately $2,500,000. We intend to finance these purchases from existing funds or from cash flows from operations.

INFLATION

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

FOREIGN CURRENCY TRANSACTIONS

     Throughout most of 2000, substantially all of our recognized revenues were invoiced in United States dollars. Therefore, our exposure to foreign currency exchange rates was immaterial. Commencing in October 2000, we began invoicing revenues in foreign currencies, primarily in euros. Therefore, our operating results could be subject to fluctuations based upon changes in the exchange rates of these currencies in relation to the United States dollar. To date, we have not used financial hedging techniques to minimize the effects of these fluctuations. However, we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risk but there can be no assurances that we will be fully protected against material foreign currency fluctuations. Translation exposure to our balance sheet with respect to foreign operations is not hedged. Most of our revenue is still expected to be derived from areas where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by us to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, our ability to maintain our gross margins on these sales, and our plans and objectives to introduce new products, control expenses, and improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in its current product offering (2) will be able to maintain our gross margins on our present products, (3) will be able to control our operating expenses, and (4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering, selling or other budgets, which may in turn affect our results of operations or the success of its new product development and introduction. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since we frequently receive the majority of our orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 8, 2001.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 8, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 8, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 8, 2001.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) DOCUMENTS

  1. Financial Statements --

Independent Auditors Report.................................          F-1
Consolidated Balance Sheets December 31, 1999 and 1998......          F-2
Consolidated Statements of Operations Years ended December
  31, 1999, 1998 and 1997...................................          F-3
Consolidated Statements of Stockholders' Equity Years ended
  December 31, 1999, 1998 and 1997..........................          F-4
Consolidated Statements of Cash Flows Years ended December
  31, 1999, 1998 and 1997...................................          F-5
Notes to Consolidated Financial Statements..................         F-15
  2. Financial Statement Schedule --
Schedule II -- Valuation and Qualifying Accounts............     F-6-F-14

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

  3. Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  3.1     Restated Certificate of incorporation of the Company.(3)
  3.2     Amendment to Certificate of Incorporation of the Company.(6)
  3.3     By-Laws of the Company.(1)
  4.1     Agent's Warrant issued to R.J. Steichen & Company dated
          November 12, 1993.(1)
  4.2     Agent's Warrant issued to R.J. Steichen & Company dated
          December 13, 1993.(1)
  4.3     Form of Common Stock purchase warrants issued by the Company dated as of November 12, 1993 and December 13, 1993.(1)
  4.4     Form of Common Stock purchase warrant issued by the Company in its August 1995 private placement.(2)
  4.5     Form of 3-year Common Stock purchase warrants issued by the
          Company in its November 1995 offering under Regulation D and
          Regulation S.(5)
  4.6     Form of 3-month Common Stock purchase warrants issued by the
          Company in its November 1995 offering under Regulation D and
          Regulation S.(5)
  4.7     Form of Placement Agent's warrant issued by the Company in its November 1995 offering under Regulation D and Regulation
          S.(5)
  4.8     Form of warrant issued to Sunrise Securities Corp. by the
          Company in connection with its November 1995 offering under
          Regulation D and Regulation S.(5)
 10.1     Non-Competition Agreement between the Company and S. Scott
          Crump, dated October 15, 1990.(1)
 10.2     Non-Competition Agreement between the Company and S. Lisa
          Crump, dated October 15, 1990.(1)
 10.3     Employee Confidentiality Agreement between the Company and
          S. Scott Crump, dated October 15, 1990.(1)
 10.4     Employee Confidentiality Agreement between the Company and
          Lisa Crump, dated October 15, 1990.(1)
 10.5     Stratasys, Inc. Employee Stock Option Plan #1.(1)
 10.6     Amended and Restated Stratasys, Inc. 1994 Stock Plan.(3)
 10.7     Second Amended and Restated Stratasys, Inc. 1994-2 Stock
          Plan.(8)
 10.8     Stratasys, Inc. 1998 Incentive Stock Option Plan.(10)
 10.9     Asset Purchase Agreement between the Company and IBM dated
          January 1, 1995.(4)
 10.10    Stratasys, Inc. 2000 Incentive Stock Option Plan.(13)
 10.11    Equipment Lease Agreement between the Company and IBM dated
          January 1, 1995.(4)
 10.12    Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an
          apparatus and method for creating three-dimensional
          objects.(7)
 10.13    Assignment, dated June 5, 1992, from S. Scott Crump to the
          Company with respect to a patent application for a modeling apparatus for three dimensional objects.(7)
 10.14    Assignment, dated June 1, 1994, from S. Scott Crump, James
          W. Comb, William R. Priedeman, Jr., and Robert Zinniel to
          the Company with respect to a patent application for a
          process and apparatus of support removal for
          three-dimensional modeling.(7)
 10.15    Lease between the Company and Welsh Edenvale Partners '86, dated October 9, 1992.(1)
 10.16    Amendment #4 to Lease between the Company and Welsh Edenvale
          Partners '86, dated October 9, 1992, between the Company and
          Carpenter Land Company LLP, dated July 27, 1998.(14)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.17    Lease between the Company and Richard A. Burke, dated
          October 14, 1996.(9)
 10.18    Warrant Purchase Agreement by and among the Company and
          certain holder's of the Company's Warrants dated September
          30, 1998.(11)
 10.19    Technology Sale and Assignment Agreement, between the
          Company and SEK Technologies LLC, dated as of December 21,
          1998.(12)
 10.21    User Agreement, between the Company and SEK Technologies
          LLC, dated as of August 21, 1997.(12)
 10.22    Option Agreement, between the Company and SEK Technologies
          LLC, dated August 21, 1997.(12)
 10.23    Form of Registration Rights Agreement, between the Company and holders of Investment Units in SEK Technologies LLC,
          dated as of January 4, 1999.(12)
 21.1     Subsidiaries of the Company.(14)
 23.1     Consent of Rothstein, Kass & Company, P.C.

---------------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-83638-C) filed September 2, 1994.

(2)  Incorporated by reference from the Company's Form 8-K, dated August 24,
     1995.

(3) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1994.

(4) Incorporated by reference from the Company's Form 8-K, Amendment No. 2, dated January 1, 1995.

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

(11) Incorporated by reference from the Company's Form 8-K filed on October 16, 1998.

(12) Incorporated by reference from the Company's Form 8-K filed January 15,
     1999.

(13) Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-32782) filed March 17, 2000.

(14) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1999.

(b) REPORTS ON FORM 8-K

     None.

                        STRATASYS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2000 AND 1999

                        STRATASYS, INC. AND SUBSIDIARIES

CONTENTS

INDEPENDENT AUDITORS' REPORT................................          F-1
CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheets............................................          F-2
  Statements of Operations..................................          F-3
  Statements of Stockholders' Equity........................          F-4
  Statements of Cash Flows..................................          F-5
  Notes to Financial Statements.............................     F-6-F-14
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................         F-15

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Stratasys, Inc.

     We have audited the accompanying consolidated balance sheets of Stratasys, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows and financial statement schedule for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratasys, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ Rothstein, Kass & Company, P.C.
                                          ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
February 2, 2001

                                                                             F-1

                        STRATASYS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                     2000           1999
------------                                                  -----------    -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 6,737,306    $ 2,532,359
  Marketable securities.....................................                   6,000,620
  Accounts receivable, less allowance for returns and
     doubtful accounts of $458,359 in 2000 and $420,833 in
     1999...................................................   11,496,515     11,756,257
  Inventories...............................................    9,102,818      6,647,265
  Prepaid expenses..........................................      673,230        429,211
  Deferred income taxes.....................................      229,000        214,000
                                                              -----------    -----------
          Total current assets..............................   28,238,869     27,579,712
                                                              -----------    -----------
PROPERTY AND EQUIPMENT, net.................................    2,905,620      3,235,362
                                                              -----------    -----------
OTHER ASSETS
  Intangible assets, net....................................    3,521,561      3,409,708
  Deferred income taxes.....................................    2,687,000      2,507,000
  Other.....................................................      228,681        381,534
                                                              -----------    -----------
                                                                6,437,242      6,298,242
                                                              -----------    -----------
                                                              $37,581,731    $37,113,316
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Obligations under capital leases, current portion.........  $   187,692    $   230,229
  Accounts payable and other current liabilities............    3,719,309      3,855,447
  Unearned maintenance revenues.............................    4,318,335      3,926,583
                                                              -----------    -----------
          Total current liabilities.........................    8,225,336      8,012,259
                                                              -----------    -----------
OBLIGATIONS UNDER CAPITAL LEASES, less current portion......      130,320        318,012
                                                              -----------    -----------
COMMITMENTS
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, authorized 15,000,000
     shares; issued 6,125,994 shares in 2000 and 6,101,961
     shares in 1999.........................................       61,260         61,020
  Capital in excess of par value............................   32,907,547     32,712,755
  Accumulated deficit.......................................     (715,579)    (1,703,880)
  Accumulated other comprehensive loss......................      (48,776)       (39,608)
  Less cost of treasury stock, 652,000 shares in 2000 and
     542,600 shares in 1999.................................   (2,978,377)    (2,247,242)
                                                              -----------    -----------
          Total stockholders' equity........................   29,226,075     28,783,045
                                                              -----------    -----------
                                                              $37,581,731    $37,113,316
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.
                                                                             F-2

                        STRATASYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                 2000           1999           1998
------------------------                              -----------    -----------    -----------
SALES...............................................  $35,610,547    $37,586,938    $32,437,198
COST OF SALES.......................................   13,662,083     12,911,900     11,090,071
                                                      -----------    -----------    -----------
GROSS PROFIT........................................   21,948,464     24,675,038     21,347,127
                                                      -----------    -----------    -----------
COSTS AND EXPENSES
  Research and development..........................    6,366,800      6,583,120      5,943,926
  Purchased in-process research and development.....                                  6,512,665
  Selling, general and administrative...............   15,138,072     15,611,257     15,319,918
                                                      -----------    -----------    -----------
                                                       21,504,872     22,194,377     27,776,509
                                                      -----------    -----------    -----------
OPERATING INCOME (LOSS).............................      443,592      2,480,661     (6,429,382)
                                                      -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest and other income.........................      551,841        452,855        789,638
  Interest expense..................................      (69,545)       (43,867)       (53,601)
                                                      -----------    -----------    -----------
                                                          482,296        408,988        736,037
                                                      -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT).........      925,888      2,889,649     (5,693,345)
INCOME TAXES (BENEFIT)..............................      (62,413)       746,000     (2,375,330)
                                                      -----------    -----------    -----------
NET INCOME (LOSS)...................................  $   988,301    $ 2,143,649    $(3,318,015)
                                                      ===========    ===========    ===========
INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
  Basic.............................................  $      0.18    $      0.37    $     (0.55)
                                                      ===========    ===========    ===========
  Diluted...........................................  $      0.17    $      0.37    $     (0.55)
                                                      ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  Basic.............................................    5,527,144      5,775,945      6,071,787
                                                      ===========    ===========    ===========
  Diluted...........................................    5,684,318      5,779,340      6,071,787
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.
                                                                             F-3

                        STRATASYS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   ACCUMULATED
                                   COMMON STOCK       CAPITAL IN                      OTHER
YEARS ENDED DECEMBER 31, 2000,  -------------------    EXCESS OF    ACCUMULATED   COMPREHENSIVE    TREASURY
1999, AND 1998                   SHARES     AMOUNT     PAR VALUE      DEFICIT         LOSS           STOCK         TOTAL
------------------------------  ---------   -------   -----------   -----------   -------------   -----------   -----------
BALANCES, JANUARY 1, 1998....   6,079,659   $60,797   $33,556,084   $  (529,514)    $     --      $        --   $33,087,367
EXERCISE OF STOCK OPTIONS....      20,865       208        68,640                                                    68,848
REPURCHASE OF WARRANTS.......                          (1,000,000)                                               (1,000,000)
WARRANTS ISSUED IN CONNECTION
  WITH PURCHASED RESEARCH AND
  DEVELOPMENT................                              85,760                                                    85,760
NET LOSS.....................                                        (3,318,015)                                 (3,318,015)
OTHER COMPREHENSIVE LOSS.....
Cumulative translation
  adjustment.................                                                        (38,956)                       (38,956)
Total comprehensive loss.....
PURCHASE OF 137,300 SHARES OF
  TREASURY STOCK.............                                                                        (781,927)     (781,927)
                                ---------   -------   -----------   -----------     --------      -----------   -----------
BALANCES, DECEMBER 31, 1998...  6,100,524    61,005    32,710,484    (3,847,529)     (38,956)        (781,927)   28,103,077
EXERCISE OF STOCK OPTIONS....       1,437        15         2,271                                                     2,286
NET INCOME...................                                         2,143,649                                   2,143,649
OTHER COMPREHENSIVE LOSS.....
Cumulative translation
  adjustment.................                                                           (652)                          (652)
Total comprehensive income...
PURCHASE OF 405,300 SHARES OF
  TREASURY STOCK.............                                                                      (1,465,315)   (1,465,315)
                                ---------   -------   -----------   -----------     --------      -----------   -----------
BALANCES, DECEMBER 31, 1999...  6,101,961    61,020    32,712,755    (1,703,880)     (39,608)      (2,247,242)   28,783,045
EXERCISE OF STOCK OPTIONS AND
  WARRANTS...................      24,033       240        82,209                                                    82,449
WARRANTS ISSUED FOR
  SERVICES...................                             112,583                                                   112,583
NET INCOME...................                                           988,301                                     988,301
OTHER COMPREHENSIVE LOSS.....
Cumulative translation
  adjustment.................                                                         (9,168)                        (9,168)
Total comprehensive income...
PURCHASE OF 109,400 SHARES OF
  TREASURY STOCK.............                                                                        (731,135)     (731,135)
                                ---------   -------   -----------   -----------     --------      -----------   -----------
BALANCES, DECEMBER 31, 2000...  6,125,994   $61,260   $32,907,547   $  (715,579)    $(48,776)     $(2,978,377)  $29,226,075
                                =========   =======   ===========   ===========     ========      ===========   ===========


                                COMPREHENSIVE
YEARS ENDED DECEMBER 31, 2000,     INCOME
1999, AND 1998                     (LOSS)
------------------------------  -------------
BALANCES, JANUARY 1, 1998....
EXERCISE OF STOCK OPTIONS....
REPURCHASE OF WARRANTS.......
WARRANTS ISSUED IN CONNECTION
  WITH PURCHASED RESEARCH AND
  DEVELOPMENT................
NET LOSS.....................    $(3,318,015)
OTHER COMPREHENSIVE LOSS.....
Cumulative translation
  adjustment.................        (38,956)
                                 -----------
Total comprehensive loss.....    $(3,356,971)
                                 ===========
PURCHASE OF 137,300 SHARES OF
  TREASURY STOCK.............
BALANCES, DECEMBER 31, 1998...
EXERCISE OF STOCK OPTIONS....
NET INCOME...................    $ 2,143,649
OTHER COMPREHENSIVE LOSS.....
Cumulative translation
  adjustment.................           (652)
                                 -----------
Total comprehensive income...    $ 2,142,997
                                 ===========
PURCHASE OF 405,300 SHARES OF
  TREASURY STOCK.............
BALANCES, DECEMBER 31, 1999...
EXERCISE OF STOCK OPTIONS AND
  WARRANTS...................
WARRANTS ISSUED FOR
  SERVICES...................
NET INCOME...................    $   988,301
OTHER COMPREHENSIVE LOSS.....
Cumulative translation
  adjustment.................         (9,168)
                                 -----------
Total comprehensive income...    $   979,133
                                 ===========
PURCHASE OF 109,400 SHARES OF
  TREASURY STOCK.............
BALANCES, DECEMBER 31, 2000...

          See accompanying notes to consolidated financial statements.
                                                                             F-4

                        STRATASYS, INC. AND SUBSIDIARIES

                      CONSOLIATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                   2000          1999          1998
------------------------                                -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)...................................  $   988,301   $ 2,143,649   $(3,318,015)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Deferred income taxes............................     (195,000)      594,000    (2,388,000)
     Depreciation.....................................    1,302,893     1,265,396     1,341,045
     Amortization.....................................      465,187       638,643       929,249
     Warrants issued for services.....................      112,583
     Purchased in-process research and development....                                6,512,665
     Loss on disposal of property and equipment.......        4,686        77,474
     Increase (decrease) in cash attributable to
     changes in assets and liabilities
       Accounts receivable............................      259,742    (1,917,421)    1,827,218
       Inventories....................................   (2,455,553)   (1,611,677)      456,542
       Prepaid expenses...............................     (246,352)      166,859      (367,273)
       Other assets...................................      154,613      (206,894)
       Accounts payable and other current
          liabilities.................................     (119,566)      267,609       519,624
       Unearned maintenance revenues..................      391,752     1,276,759       223,554
                                                        -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............      663,286     2,694,397     5,736,609
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities.........   13,500,000    23,500,000    40,090,164
  Acquisition of marketable securities................   (7,499,380)  (24,927,971)  (40,241,253)
  Acquisition of property and equipment...............     (978,359)     (628,290)   (1,190,567)
  Proceeds from sale of property and equipment........                     82,500
  Purchased in-process research and development.......                 (6,464,709)
  Payments for intangible assets......................     (577,040)   (1,330,761)     (341,980)
  Payments for other assets, net......................                                   (7,900)
                                                        -----------   -----------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...    4,445,221    (9,769,231)   (1,691,536)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of obligations under capital leases........     (230,229)     (183,752)     (178,024)
  Repurchase of warrants..............................                               (1,000,000)
  Exercise of stock options and warrants..............       82,449         2,286        68,848
  Purchase of treasury stock..........................     (731,135)   (1,465,315)     (781,927)
                                                        -----------   -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES.................     (878,915)   (1,646,781)   (1,891,103)
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............      (24,645)       10,135       (26,363)
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................    4,204,947    (8,711,480)    2,127,607
CASH AND CASH EQUIVALENTS, beginning of year..........    2,532,359    11,243,839     9,116,232
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year................  $ 6,737,306   $ 2,532,359   $11,243,839
                                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
  cash paid during the year for:
  Interest............................................  $    69,545   $    43,867   $    53,601
                                                        ===========   ===========   ===========
  Income taxes........................................  $   253,265   $        --   $   437,916
                                                        ===========   ===========   ===========
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES, machinery and equipment
  acquired under capital lease obligations............  $        --   $   369,997   $   268,569
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.
                                                                             F-5

                        STRATASYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     Stratasys, Inc. and Subsidiaries (collectively the "Company") develops, manufactures and markets a family of rapid prototyping systems ("RPS") and devices that permit engineers and designers to create physical models and prototypes, made of various materials, utilizing three dimensional Computer Aided Design ("3D CAD") files at a CAD workstation. The Company sells these devices and the related consumable materials and maintenance worldwide.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Stratasys, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  Fair Value of Financial Instruments

     The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", approximate the carrying amounts presented in the consolidated balance sheets.

  Cash Equivalents

     The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include U.S. Treasury bills and a money market account.

  Marketable Securities

     The Company records its marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities have been categorized as held to maturity and, as a result, are stated at amortized cost at December 31, 1999. The Company's marketable securities consist of U.S. Treasury bills that mature within one year.

  Inventories

     Inventories are stated on the first-in, first-out method, at the lower of cost, or market. Inventory costs are comprised of material, direct labor and overhead.

  Impairment of Long-Lived Assets

     The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets ranging from 3-5 years.

                                                                             F-6

                        STRATASYS, INC. AND SUBSIDIARIES

  Intangible Assets

     Intangible assets are being amortized over their estimated useful or economic lives using the straight-line method as follows:


RPS Technology.............................................  11 years
Capitalized software development costs.....................   3 years
Purchased software.........................................   3 years
Patents....................................................  10 years

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

  Unearned Maintenance Revenues

     Maintenance revenues are amortized over the term of the related maintenance contracts, which are typically one to two years.

  Revenue Recognition

     The Company recognizes revenues from the sale of RPS machines when shipped. The Company establishes allowances for estimated returns at the time of shipment. Service revenues, excluding maintenance contracts, are recognized at the time the services are performed.

  Advertising

     Advertising costs are charged to operations as incurred and were approximately $704,000, $652,000 and $603,000 for 2000, 1999 and 1998,
respectively.

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

  Income (Loss) Per Common Share

     The Company complies with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted income (loss) per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the income of

                                      30                                     F-7

\                        STRATASYS, INC. AND SUBSIDIARIES
the Company. The difference between the number of shares used to compute basic income (loss) per share and diluted income (loss) per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise of 157,174 in 2000, 3,395 in 1999, and nil in 1998.

  Stock-Based Compensation

     The Company follows SFAS No. 123 "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply ABP 25 in accounting for its stock option incentive plans.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Comprehensive Income (Loss)

     The Company complies with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components; however, the compliance with this Statement has no impact on the Company's net income (loss) or stockholders' equity. SFAS No. 130 requires the Company's change in the foreign currently translation adjustment to be included in other comprehensive income (loss).

2. ACCOUNTS RECEIVABLE

     At December 31, 2000 and 1999, accounts receivable included balances due from foreign entities of approximately $6,714,000 and $7,205,000, respectively.

3. INVENTORIES

     Inventories consist of the following at December 31:

                                                         2000          1999
                                                      ----------    ----------
Finished goods......................................  $3,597,770    $3,715,292
Work in process.....................................                    50,103
Raw materials.......................................   5,505,048     2,881,870
                                                      ----------    ----------
                                                      $9,102,818    $6,647,265
                                                      ==========    ==========

                                      31                                     F-8

                        STRATASYS, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                         2000          1999
                                                      ----------    ----------
Machinery and equipment.............................  $2,496,029    $2,064,174
Computer equipment and software.....................   3,123,065     2,653,246
Office equipment....................................     783,451       722,599
Leasehold improvements..............................   1,257,595     1,096,479
Equipment under capital leases......................     643,851       847,016
                                                      ----------    ----------
                                                       8,303,991     7,383,514
Accumulated depreciation and amortization (including
  $247,726 in 2000 and $237,676 in 1999 under
  capital leases)...................................   5,398,371     4,148,152
                                                      ----------    ----------
                                                      $2,905,620    $3,235,362
                                                      ==========    ==========

5. INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                         2000          1999
                                                      ----------    ----------
RPS Technology......................................  $2,558,532    $2,558,532
Capitalized software development costs..............   3,055,663     2,652,867
Purchased software..................................     300,000       300,000
Patents.............................................   1,311,931     1,137,687
Other...............................................      16,344        16,344
                                                      ----------    ----------
                                                       7,242,470     6,665,430
Accumulated amortization............................   3,720,909     3,255,722
                                                      ----------    ----------
                                                      $3,521,561    $3,409,708
                                                      ==========    ==========

     For the years ended December 31, 2000, 1999 and 1998, amortization of capitalized software development costs charged to operations was $97,611, $305,263 and $646,296, respectively.

     Included in research and development expense for the years ended December 31, 2000, 1999 and 1998 are computer software development expenditures of $1,364,175, $1,463,692 and $1,364,100, respectively.

6. PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     In December 1998, the Company purchased substantially all of the assets of a private research and development company, including mechanical drawings, data tapes, code, schematics and fixed assets. The purchase price was approximately $6,550,000, of which approximately $6,464,000 was paid in cash in January 1999 and the balance through the issuance of warrants to purchase 128,000 shares of common stock of the Company at $13.88 per share.

     The Company expects the RPS technology purchased to significantly enhance its product mix and capabilities. Products derived from this new technology began to reach the marketplace during 2000. At the time of purchase, substantial development remained in order to create a functional and reliable machine. There were also many risks involving the various areas of the technology, as well as the total integration of the various systems. Accordingly, approximately $6,512,000 of the purchase price was expensed as research and development expense for the year ended December 31, 1998.

                                      32                                     F-9

                        STRATASYS, INC. AND SUBSIDIARIES

7. CREDIT LINE

     The Company has an available line of credit from a financial institution for the lesser of $2,000,000 or a defined borrowing base. The credit line bears interest at defined rates based upon two different indexes and expires in June 2001. No amounts were outstanding at December 31, 2000 and 1999.

8. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

     Accounts payable and other current liabilities consist of the following at December 31:

                                                         2000          1999
                                                      ----------    ----------
Trade...............................................  $1,456,502    $1,465,514
Compensation and related benefits...................   1,621,025     1,902,664
Reserve for warranty expenses.......................     160,000       157,129
Other...............................................     481,782       330,140
                                                      ----------    ----------
                                                      $3,719,309    $3,855,447
                                                      ==========    ==========

9. OBLIGATIONS UNDER CAPITAL LEASES

     Aggregate minimum lease payments for obligations under capital leases in the years subsequent to December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31,
  2001....................................................    $218,380
  2002....................................................     139,898
                                                              --------
Total minimum lease payments..............................     358,278
Less amount representing interest.........................      40,266
                                                              --------
Present value of minimum lease payments...................     318,012
Less current portion......................................     187,692
                                                              --------
                                                              $130,320
                                                              ========

10. INCOME TAXES

     The components of the Company's deferred tax assets (liabilities) at December 31, 2000 and 1999 are as follows:

                                                         2000          1999
                                                      ----------    ----------
Net operating loss carryforwards....................  $  221,000    $  656,000
Depreciation........................................      68,000        (4,000)
Amortization........................................     (41,000)       26,000
Allowance for doubtful accounts.....................      98,000       111,000
Reserve for warranty expenses.......................      59,000        58,000
Reserve for sales returns, net......................      72,000        45,000
Unrealized gain on foreign currency.................     (35,000)
Federal minimum tax credit carryforwards............     162,000       154,000
Research and development tax credit carryforwards...   2,312,000     1,675,000
                                                      ----------    ----------
                                                      $2,916,000    $2,721,000
                                                      ==========    ==========

                                      33                                    F-10

                        STRATASYS, INC. AND SUBSIDIARIES

     At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $598,000, which can be utilized against future taxable income and expire in various years through 2018 for federal and state.

     At December 31, 2000, the Company had research and development tax credit carryforwards of approximately $2,312,000, which can be utilized against future federal income tax and expire in various years through 2020.

     Income (loss) before income taxes (benefit) consists of the following:

                                                  2000          1999          1998
                                                ---------    ----------    -----------
United States.................................  $ 822,354    $2,682,310    $(5,791,880)
Foreign.......................................    103,534       207,339         98,535
                                                ---------    ----------    -----------
                                                $ 925,888    $2,889,649    $(5,693,345)
                                                =========    ==========    ===========

     The components of income taxes (benefit) for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                  2000          1999          1998
                                                ---------    ----------    -----------
CURRENT
  Federal.....................................  $  51,831    $   80,000    $    27,011
  State.......................................     42,765                      (34,341)
  Foreign.....................................     37,991        72,000         20,000
                                                ---------    ----------    -----------
                                                  132,587       152,000         12,670
                                                ---------    ----------    -----------
DEFERRED
  Federal.....................................   (231,000)      463,000     (2,211,000)
  State.......................................     36,000       131,000       (177,000)
                                                ---------    ----------    -----------
                                                 (195,000)      594,000     (2,388,000)
                                                ---------    ----------    -----------
                                                $ (62,413)   $  746,000    $(2,375,330)
                                                =========    ==========    ===========

     A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                              2000     1999     1998
                                                              ----     ----     ----
Federal statutory rate......................................   34.0%    34.0%   (34.0)%
Foreign sales corporation exclusion.........................   (3.0)
Earnings of subsidiaries taxed at other than U.S. statutory
  rate......................................................   (1.5)
State income taxes, net of federal effect...................    8.5      2.9     (1.9)
Permanent differences and other.............................    4.2      1.0     (0.3)
Utilization of research and development tax credit..........  (48.9)   (12.1)    (5.5)
                                                              -----    -----    -----
Effective income tax rate...................................   (6.7)%   25.8%   (41.7)%
                                                              =====    =====    =====

11. COMMITMENTS

     The Company leases its facilities under leases which expire through 2003.

                                      34                                    F-11

                        STRATASYS, INC. AND SUBSIDIARIES

     Aggregate future minimum annual rental payments in the years ended subsequent to December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31,
  2001....................................................  $588,362
  2002....................................................   223,800
  2003....................................................    55,000
                                                            --------
                                                            $867,162
                                                            ========

     Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $666,000, $712,000 and $663,000, respectively.

12. STOCK OPTIONS AND WARRANTS

     The Company has five employee stock option plans which have been approved by the stockholders: Stratasys, Inc. Employee Incentive Stock Option Plan #1 (Plan 1), Stratasys, Inc. 1994 Incentive Stock Option Plan (Plan 2), Stratasys, Inc. 1994 -- 2 Incentive Stock Option Plan (Plan 3), Stratasys, Inc. 1998 Incentive Stock Option Plan (Plan 4), and Stratasys, Inc. Incentive Stock Option Plan (Plan 5). The five plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants and other persons to purchase up to 2,050,000 shares of common stock.

     All of the 92,848 options under Plan 1 have been granted and the plan expires April 19, 2001. Under Plan 2, Plan 3, Plan 4, and Plan 5, options to purchase 173,442 shares, 909,118 shares, 424,560 shares, 184,800, respectively, of common stock have been granted. All options under the above plans are granted at a price not less than the fair market value of the Company's common stock at the dates of grant and are exercisable over five years. All grants are net of terminations and expirations.

     The following summarizes the information relating to outstanding stock options and the activity during 2000, 1999 and 1998:

                                                                                     WEIGHTED
                                                    NUMBER                           AVERAGE
                                                      OF            PER SHARE         OPTION
                                                    SHARES        OPTION PRICE        PRICE
                                                   ---------   -------------------   --------
Shares under option at January 1, 1998...........    870,901   $1.59    -   $23.56    $14.09
Granted in 1998..................................    224,500    5.00    -    11.56      6.75
Exercised in 1998................................    (20,865)   1.59    -     5.38      3.30
Forfeited in 1998................................    (76,320)   5.38    -    23.56     13.92
                                                   ---------   -------------------   --------
Shares under option at December 31, 1998.........    998,216    1.59    -    23.56     12.68
Granted in 1999..................................    503,100    4.53    -     9.13      5.03
Exercised in 1999................................     (1,437)   1.59    -     1.59      1.59
Forfeited in 1999................................    (91,340)   5.00    -     9.81      6.34
                                                   ---------   -------------------   --------
Shares under option at December 31, 1999.........  1,408,539    1.59    -    23.56      7.09
Granted in 2000..................................    104,232    2.34    -    11.31      7.23
Exercised in 2000................................    (19,048)   1.59    -     7.13      3.09
Expired in 2000..................................    (17,000)   5.38    -     5.38      5.38
Forfeited in 2000................................   (152,096)   4.44    -    23.50     18.45
                                                   ---------   -------------------   --------
Shares under option at December 31, 2000.........  1,324,627   $1.59    -   $23.56    $ 7.12
                                                   =========   ===================   ========
Options exercisable at December 31, 2000.........    807,147   $1.59    -   $23.56    $ 8.06
                                                   =========   ===================   ========

                                                                            F-12

                        STRATASYS, INC. AND SUBSIDIARIES

     The Company, as part of sales of common stock and other agreements, has issued warrants to purchase the Company's common stock. The following summarizes the information relating to outstanding warrants and the activity during 2000, 1999 and 1998:

                                                                                     WEIGHTED
                                                    NUMBER                           AVERAGE
                                                      OF           PER SHARE         WARRANT
                                                    SHARES       WARRANT PRICE        PRICE
                                                   --------   --------------------   --------
Shares under warrants at January 1, 1998.........   953,488   $ 5.80    -   $21.00    $14.60
Granted in 1998..................................   154,000     5.00    -    13.88     12.38
Repurchased in 1998..............................  (710,090)   13.50    -    14.50     14.08
Forfeited in 1998................................  (161,043)    5.80    -    21.00     15.95
                                                   --------   --------------------   --------
Shares under warrants at December 31, 1998 and
  1999...........................................   236,355     5.00    -    15.44     12.48
Granted in 2000..................................   121,000     3.60    -     7.00      5.58
Exercised in 2000................................   (13,000)    5.00    -     5.00      5.00
Expired in 2000..................................   (69,355)   14.00    -    15.44     14.10
Forfeited in 2000................................   (60,000)    7.00    -     7.00      7.00
                                                   --------   --------------------   --------
Shares under warrants and warrants exercisable at
  December 31, 2000..............................   215,000   $ 3.60    -   $13.88    $10.06
                                                   ========   ====================   ========

     Had compensation cost for the Company's five stock option plans and stock purchase warrants been determined based on the fair value at the grant date of awards in 2000, 1999 and 1998, consistent with the provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                   2000         1999          1998
                                                 --------    ----------    -----------
Net income (loss), as reported.................  $988,301    $2,143,649    $(3,318,015)
Net income (loss), pro forma...................  $536,501    $1,721,787    $(3,576,561)
Basic income (loss) per share -- as reported...  $   0.18    $     0.37    $     (0.55)
Diluted income (loss) per share -- as
  reported.....................................  $   0.17    $     0.37    $     (0.55)
Basic income (loss) per share -- pro forma.....  $   0.10    $     0.30    $     (0.59)
Diluted income (loss) per share -- pro forma...  $   0.09    $     0.30    $     (0.59)

     The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 2000, 1999 and 1998. The following assumptions were applied in determining the pro forma compensation cost:

                                                         2000        1999        1998
                                                        -------    ---------    -------
Risk-free interest rate...............................   5.94        5.57        5.63
Expected option term..................................  4 years    3-4 years    3 years
Expected price volatility.............................    62%         67%         57%
Dividend yield........................................    --          --          --

                                                                            F-13

                        STRATASYS, INC. AND SUBSIDIARIES

13. EXPORT SALES

     Export sales were as follows for the years ended December 31:

                                                 2000           1999           1998
                                              -----------    -----------    -----------
Europe......................................  $ 6,657,860    $ 6,348,845    $ 5,866,235
Asia Pacific................................    8,642,917     11,070,532      7,131,958
Other.......................................    3,305,884      2,333,956      1,020,244
                                              -----------    -----------    -----------
                                              $18,606,661    $19,753,333    $14,018,437
                                              ===========    ===========    ===========

14. QUARTERLY RESULTS (UNAUDITED)

                                            FIRST         SECOND         THIRD         FOURTH
                                           QUARTER       QUARTER        QUARTER        QUARTER
                                          ----------    ----------    -----------    -----------
2000
  Net sales.............................  $9,298,007    $9,023,247    $ 9,001,518    $ 8,287,775
  Gross profit..........................   5,905,715     5,951,616      5,421,570      4,669,563
  Net income............................     375,764       326,894        171,481        114,162
  Income per common and common
     equivalent share:
     Basic..............................        0.07          0.06           0.03           0.02
     Dilutive...........................        0.06          0.06           0.03           0.02
1999
  Net sales.............................  $7,603,144    $8,864,395    $10,359,357    $10,760,042
  Gross profit..........................   5,193,050     5,631,785      7,048,107      6,802,096
  Net income (loss).....................    (193,013)      212,928        964,587      1,159,147
  Income (loss) per common and common
     equivalent share:
     Basic..............................       (0.03)         0.04           0.17           0.20
     Dilutive...........................       (0.03)         0.04           0.17           0.20

                                                                            F-14

                        STRATASYS, INC. AND SUBSIDIARIES

                        STRATASYS, INC. AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                        COLUMN B      COLUMN C      COLUMN D     COLUMN E
                                               BALANCE AT    ADDITIONS-    DEDUCTIONS     BALANCE
                                               BEGINNING      CHARGED         FROM        AT END
DESCRIPTION                                    OF PERIOD     TO INCOME      RESERVES     OF PERIOD
-----------                                    ----------    ----------    ----------    ---------
2000
  Reserve for bad debts and allowances.......   $300,000     $    1,489    $   37,229    $264,260
                                                ========     ==========    ==========    ========
  Reserve for sales returns and other
     allowances..............................   $120,833     $1,766,397    $1,693,131    $194,099
                                                ========     ==========    ==========    ========
1999
  Reserve for bad debts and allowances.......   $279,508     $   29,920    $    9,428    $300,000
                                                ========     ==========    ==========    ========
  Reserve for sales returns and other
     allowances..............................   $129,833     $  100,000    $  109,000    $120,833
                                                ========     ==========    ==========    ========
1998
  Reserve for bad debts and allowances.......   $462,461     $   30,000    $  212,953    $279,508
                                                ========     ==========    ==========    ========
  Reserve for sales returns and other
     allowances..............................   $ 52,000     $  583,080    $  505,247    $129,833
                                                ========     ==========    ==========    ========

                                                                            F-15

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STRATASYS, INC.

                                          By: /s/    S. SCOTT CRUMP
                                            ------------------------------------
                                                       S. Scott Crump
                                                         President

Dated: March 28, 2001

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                /s/ S. SCOTT CRUMP                   Chairman of the Board of           March 28, 2001
---------------------------------------------------    Directors, President, Chief
                  S. Scott Crump                       Executive Officer, Treasurer,
                                                       (Principal Executive Officer)

              /s/ THOMAS W. STENOIEN                 Chief Financial Officer            March 28, 2001
---------------------------------------------------    (Principal Financial and
                Thomas W. Stenoien                     Accounting Officer)

                /s/ RALPH E. CRUMP                   Director                           March 28, 2001
---------------------------------------------------
                  Ralph E. Crump

             /s/ CLIFFORD H. SCHWIETER               Director                           March 28, 2001
---------------------------------------------------
               Clifford H. Schwieter

              /s/ ARNOLD J. WASSERMAN                Director                           March 28, 2001
---------------------------------------------------
                Arnold J. Wasserman

               /s/ GREGORY L. WILSON                 Director                           March 28, 2001
---------------------------------------------------
                 Gregory L. Wilson

               /s/ CAMERON TRUESDELL                 Director                           March 28, 2001
---------------------------------------------------
                 Cameron Truesdell