Form 10-Q
period 2001-03-31
STRATASYS INC
filed 2001-05-14
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended  March 31, 2001

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

      As of May 10, 2001, the Registrant had 5,473,994 shares of Common Stock, $.01 par value, outstanding.

                               STRATASYS, INC.


                                    Index

                                                                                 Page
                                                                                 ----
Part I.     Financial Information

Item 1.     Financial Statements ..........................................        1

            Balance Sheets as of March 31, 2001 and December 31, 2000......        1

            Consolidated Statements of Income and Comprehensive Income for
            the three months ended March 31, 2001 and 2000..................       2

            Consolidated Statements of Cash Flows for the three months ended
            March 31, 2001and 2000.........................................        3

            Notes to Financial Statements..................................        4

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................        5

Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K...............................        9

Signatures.................................................................       10


                                      (i)

Item 1. Financial Statements

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------
                                                                           March 31,          December 31,
                                                                             2001                 2000
                                                                          (unaudited)
----------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                            $  8,927,628         $  6,737,306
    Accounts receivable, less allowance for returns and
       doubtful accounts of $544,376 in 2001 and $458,359 in 2000           8,982,926           11,496,515
    Inventories                                                             9,094,332            9,102,818
    Prepaid expenses                                                          578,815              673,230
    Deferred income taxes                                                     167,213              229,000
                                                                         ------------         ------------
        Total current assets                                               27,750,914           28,238,869
                                                                         ------------         ------------
Property and equipment, net                                                 2,802,265            2,905,620
                                                                         ------------         ------------
Other assets
    Intangible assets, net                                                  3,511,791            3,521,561
    Deferred income taxes                                                   2,687,000            2,687,000
    Other                                                                     271,918              228,681
                                                                         ------------         ------------
                                                                            6,470,709            6,437,242
                                                                         ------------         ------------
                                                                         $ 37,023,888         $ 37,581,731
                                                                         ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Obligations under capitalized leases, current portion                $    166,783         $    187,692
    Accounts payable and other current liabilities                          2,472,585            3,719,309
    Unearned maintenance revenue                                            4,879,705            4,318,335
                                                                         ------------         ------------
        Total current liabilities                                           7,519,073            8,225,336
                                                                         ------------         ------------
Obligations under capitalized leases, less current portion                     97,955              130,320
                                                                         ------------         ------------

Stockholders' Equity
  Common Stock, $.01 par value, authorized 15,000,000
shares,  issued 6,125,994 shares
in 2001 and 2000                                                               61,260               61,260
   Capital in excess of par value                                          32,907,547           32,907,547
   Accumulated deficit                                                       (517,761)            (715,579)
   Accumulated other comprehensive loss                                       (65,809)             (48,776)
   Less cost of treasury stock, 652,000 shares in 2001
     and 2000                                                              (2,978,377)          (2,978,377)
                                                                         ------------         ------------
        Total Stockholders' Equity                                         29,406,860           29,226,075
                                                                         ------------         ------------
                                                                         $ 37,023,888         $ 37,581,731
                                                                         ============         ============


See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

--------------------------------------------------------------------------------
                                                  Three Months Ended March 31,
                                                     2001              2000
                                                 (unaudited)        (unaudited)
--------------------------------------------------------------------------------
Sales                                           $ 8,687,689         $ 9,298,007

Cost of goods sold                                3,589,213           3,392,292
                                                -----------         -----------
Gross profit                                      5,098,476           5,905,715

Costs and expenses
     Research and development                     1,214,216           1,541,209
     Selling, general and administrative          3,548,463           3,928,041
                                                -----------         -----------
                                                  4,762,679           5,469,250
                                                -----------         -----------
Operating income                                    335,797             436,465
                                                -----------         -----------

Other income (expense)
     Interest income                                112,617             117,265
     Interest and other expense                    (184,650)            (16,925)
                                                -----------         -----------
                                                    (72,033)            100,340
                                                -----------         -----------
Income before income taxes                          263,764             536,805
Income taxes                                         65,946             161,041
                                                -----------         -----------
Net income                                      $   197,818         $   375,764
                                                ===========         ===========

Earnings per common share
        Basic                                   $      0.04         $      0.07
                                                ===========         ===========
        Diluted                                 $      0.04         $      0.06
                                                ===========         ===========

Weighted average number of common
  shares outstanding
        Basic                                     5,473,994           5,564,504
                                                ===========         ===========
        Diluted                                   5,473,994           5,931,973
                                                ===========         ===========

COMPREHENSIVE INCOME

Net income                                      $   197,818         $   375,764
Other comprehensive loss
     Foreign currency translation adjustment        (17,033)            (27,013)
                                                -----------         -----------
Comprehensive income                            $   180,785         $   348,751
                                                ===========         ===========


See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended March 31,
                                                                             2001                2000
                                                                         (unaudited)         (unaudited)
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                            $   197,818         $   375,764
  Adjustments to reconcile net income to net
     cash used in operating activities:
        Deferred taxes                                                       61,787             156,197
        Depreciation                                                        353,223             305,153
        Amortization                                                        143,430              90,143
        Increase (decrease) in cash attributable to
          changes in assets and liabilities
            Accounts receivable                                           2,513,589           1,497,282
            Inventories                                                       8,486            (652,740)
            Prepaid expenses                                                 94,415             (93,781)
            Other assets                                                    (43,237)            (44,868)
            Accounts payable and other current liabilities               (1,246,724)           (383,687)
            Unearned maintenance revenue                                    561,370             235,268
                                                                        -----------         -----------
Net cash provided by operating activities                                 2,644,157           1,484,731
                                                                        -----------         -----------

Cash flows from investing activities
  Purchases of marketable securities, net                                                      (535,635)
  Acquisition of machinery and equipment                                   (249,868)           (111,976)
  Payments for intangible assets                                           (133,660)           (186,074)
                                                                        -----------         -----------
Net cash used in investing activities                                      (383,528)           (833,685)
                                                                        -----------         -----------
Cash flows from financing activities
  Repayments of obligations under capitalized leases                        (53,274)            (64,422)
  Net proceeds from the sale of common stock                                                     38,042
                                                                        -----------         -----------
Net cash used in financing activities                                       (53,274)            (26,380)
                                                                        -----------         -----------
Effect of exchange rate changes on cash                                     (17,033)             12,589
                                                                        -----------         -----------
Net increase in cash                                                      2,190,322             637,255
Cash and cash equivalents, beginning of period                            6,737,306           2,532,359
                                                                        -----------         -----------
Cash and cash equivalents, end of period                                $ 8,927,628         $ 3,169,614
                                                                        ===========         ===========


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

     Note 1 -- Basis of Presentation

     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2000, filed as part of the Company's Annual Report on Form 10-K for such year.

     Note 2 -- Inventory

     Inventories consisted of the following at March 31 and December 31, respectively:


                           2001              2000
Finished Goods         $4,635,170        $3,597,770
Work in process            55,646
Raw materials           4,403,516         5,505,048
                       ----------        ----------
Totals                 $9,094,332        $9,102,818
                       ==========        ==========


     Note 3 -- Material Commitments

     The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $2,400,000, some of which contain non-cancellation clauses.

     Note 4 -- Income per common share

     The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended March 31, 2001 and 2000, these amounted to 0 and 367,469, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     We develop, manufacture, and market a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, our growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for us. Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping devices and applications that meet the needs of our current and prospective customers. New product developments will focus on various rapid prototyping devices, modeling materials, and software enhancements. We anticipate that in 2001 our primary business strategy will focus on expanding international and domestic sales of our existing family of rapid prototyping devices, while maintaining on-going development and introduction of new rapid prototyping equipment, modeling materials, and software.

     In May 2001 we introduced the FDM Titan(TM). Titan offers the capability to produce prototypes in polycarbonate (PC) material, which offers superior characteristics of heat and chemical resistance and durability for functional testing. We expect to begin commercial shipments of the FDM Titan in the third quarter of 2001. We also announced that we expect to introduce additional high performance materials such as polyphenylsulfone (PPSF) in the future. The Titan is the third new product that we have introduced in the past year, following the May 2000 introduction of Prodigy(TM) and the November 2000 introduction of the FDM Maxum(TM) that featured WaterWorks(TM).

     In 2000, for the first time since 1990, net revenue derived from our rapid prototyping devices, modeling materials, and maintenance did not increase over the prior year. However, our 297 gross unit shipments in 2000 were the highest in our history, and we believe we were second in the rapid prototyping industry in terms of units shipped. Our gross profit declined to 61.6% of sales in 2000 from 65.6% in 1999, despite shipping more units. Our gross profit can be significantly impacted by shifts in our product mix and sales volume. In 2000 we continued our high level of spending on research and development ("R&D") for both new products and sustaining engineering. R&D expenditures amounted to $6,366,800 in 2000, and as a percentage of sales amounted to 17.9% of revenue. Selling, General and Administrative ("SG&A") expenses increased to 42.5% from 41.5% of revenue in 1999. As a result of declining sales and profitability, we reduced our headcount of employees and contractors by approximately 8% in January 2001. This reduction in our workforce should result in reduced operating expenses of approximately $2 million in 2001 that should be realized somewhat evenly throughout the year. However, we expect our total operating expenses to vary throughout the year based on project completions and other anticipated obligations, so quarterly operating expenses can be expected to vary throughout 2001. While we believe that profitability will improve in 2001 as compared with 2000 as a result of continued operating expense control, we can give no assurance that we will realize these results.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED WITH QUARTER ENDED MARCH 31, 2000

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                 For the quarters ended March 31,
                                                      2001            2000
Net sales                                             100.0%          100.0%
Cost of sales                                          41.3%           36.5%
Gross margin                                           58.7%           63.5%
Selling, general, and administrative expenses          40.8%           42.2%
Research & development expense                         14.0%           16.6%
Operating income                                        3.9%            4.7%
Other income (expense)                                  (.8%)           1.1%
Income before taxes                                     3.0%            5.8%
Income taxes                                             .8%            1.7%
Net income                                              2.3%            4.0%

NET SALES

     Net sales for the quarter ended March 31, 2001 were $8,687,689, compared with net sales of $9,298,007 for the quarter ended March 31, 2000. This represents a decrease of $610,318, or 6.6%. Sales of our Benchtop systems were particularly strong in the quarter, and constituted our strongest product line. Prodigy system sales also contributed significantly to our results. Consumable and maintenance revenues also increased in the three months ended March 31, 2001 as compared with the same 2000 period. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS, WaterWorks, and other material selections, and continued emphasis on the sale of maintenance contracts.

     Our gross shipments of systems amounted to 66 systems in the quarter compared with 76 systems in same quarter of 2000. System sales included gross shipments of all systems, including trade-in and upgrade systems. The average selling price of our systems declined in the quarter ended March 31, 2001, as compared with same 2000 period, which was significantly influenced by product mix shifts. Product mix can dramatically affect the average selling price in any period. While our first quarter backlog declined sequentially from that of the fourth quarter of 2000, it was significantly larger than the backlog of the comparable quarter in 2000.

     Domestic sales accounted for approximately 54% of total revenue in the first quarter of 2001, which declined from the approximately 60% recorded in the first quarter of 2000. In the United States, the central region recorded the highest revenue. Europe accounted for approximately 23% of total revenue in 2001, a significant improvement from 14% of revenue recorded in 2000. Our combined Asia-Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 21% of total revenue, down from the 25% attained in 2000. We believe that 2001 sales into our Asia Pacific region will improve and that the European region will remain strong. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions.

GROSS PROFIT

     Gross profit decreased to $5,098,476, or 58.7% of sales, in the quarter ended March 31, 2001, compared with $5,905,715, or 63.5% of sales, in the quarter ended March 31, 2000. This represents a deterioration of $807,239, or 13.7%. Gross profit decreased due to a shift in our product mix to lower-priced systems, increased overhead expenses, and write-offs of approximately $130,000 of inventory for scrap.

OPERATING EXPENSES

     SG&A expenses decreased to $3,548,463 for the quarter ended March 31, 2001, from $3,928,041 for the quarter ended March 31, 2000. This represents a decrease of $379,578, or 9.7%. A significant proportion of the January 2001 headcount reductions impacted the selling and marketing overhead expenses, including salary and benefit expenses. Variable expenses such as travel and commissions were also down in the period ended March 31, 2001, as compared with the period ended March 31, 2000.

     R&D expenses declined to $1,214,216 for the quarter ended March 31, 2001 from $1,541,209 for the quarter ended March 31, 2000. The decrease in 2001 from the results recorded in the 2000 period amounted to $326,993, or 21.2%. R&D expenses were also impacted by our January 2001 downsizing, which resulted in a large reduction to R&D salary and benefit expenses in the period ended March 31, 2001, as compared with the same 2000 period.

     Our operating income for the quarter ended March 31, 2001 amounted to $335,797, or 3.9% of sales, compared with operating income of $436,465, or 4.7% of sales, for the year ended March 31, 2000. This represents a decrease of $100,668, or 23.1%.

OTHER INCOME (EXPENSE)

      Other income and expense netted to $(72,033) in the period ended March 31, 2001 compared with $100,340 in 2000. Interest income declined slightly to $112,617 in quarter ended March 31, 2001, as compared with the same 2000 period. Interest expense declined to approximately $11,000 in the current period from approximately $17,000 in the period ended March 31, 2000, primarily reflecting the lower average balances of our outstanding capitalized leases. Approximately $175,000 of expense was incurred as a result of foreign currency transactions.

NET INCOME

     For the reasons cited above, net income for the quarter ended March 31, 2001 amounted to $197,818, or 2.3% of sales, compared with net income of $375,764, or 4.0% of sales, in the same 2000 period. This resulted in income per diluted common share of $.04 for the period ended March 31, 2001, as compared with income per diluted common share of $.06 for the period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for the period ended March 31, 2001, provided cash of $2,644,157, primarily reflecting our net income of $197,818, a decrease to accounts receivable of $2,513,589, and an increase to unearned maintenance revenues of $561,370. Cash collections on our accounts receivable were particularly strong in the first quarter of 2001, and unearned maintenance revenues increased as a result of renewed selling emphasis and larger installed base of customers. Payments of our accounts payable and other current liabilities used cash of $1,246,724 in the first quarter of 2001. Operating activities for the period ended March 31, 2000, provided cash of $1,484,731, primarily reflecting our net income of $375,764, and a decrease to our accounts receivable of $1,497,282. Increases to our inventories and decreases to our current liabilities used cash of $652,740 and $383,687, respectively, in the same 2000 period. Our investing activities used cash of $383,528 in the first quarter of 2001, primarily reflecting the acquisition of machinery and equipment and for payments of intangible assets of $249,868 and $133,660, respectively. In the first quarter of 2000, we used $833,685 of cash in our investing activities, including $535,635 of the purchase of marketable securities and $186,074 for the purchase of intangible assets. Financing activities used $53,274 of cash for payments of obligations under capital leases in the first quarter of 2001. In the first quarter of 2000, financing activities used cash of $26,380 for payments of obligations under capital leases, which was offset by $38,042 derived from the proceeds from the sale of our common stock. The net increase in cash, for the reasons cited above, amounted to $2,190,322 in 2001 compared with a net increase in cash of $637,255 for the same period in 2000. Our ending cash and cash equivalents balances as of March 31, 2001 and 2000 were $8,927,628 and $3,169,614, respectively.

     At March 31, 2001, our cash, cash equivalents balances totaled $8,927,628. This cash will be used for working capital purposes, for the purchase and improvement of our manufacturing facility, for new product development, for acquisition of production equipment and tooling, for computers, for increased selling and marketing activities, and for R&D. Additionally, we may continue our common stock buyback program, although we did not purchase any of our common stock in the quarter ended March 31, 2001. While we believe that the primary source of liquidity in 2001 will be derived from current cash balances and cash flows from operations, we have opened a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

     As of March 31, 2001, we had gross accounts receivable of $9,527,302, less an allowance of $544,376 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, at March 31, 2001, large balances were concentrated with certain international distributors. Default by one or more of these distributors would result in a significant charge against our current reported earnings. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.

     Our total current assets amounted to $27,750,914 at March 31, 2001, the majority of which consisted of cash, cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $7,519,073. Our debt is minimal, consisting primarily of principal payments due under capital leases of $264,738. We estimate that we will spend approximately $1,200,000 in 2001 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. In addition, the initial payment for the purchase of our current manufacturing facility, which is scheduled to close at the end of May 2001, should amount to approximately $750,000. As of March 31, 2001, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending March 31, 2002 should amount to approximately $2,400,000. We intend to finance these purchases from existing funds or from cash flows from operations.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.


FOREIGN CURRENCY TRANSACTIONS

    Throughout most of 2000, substantially all of our recognized revenues were invoiced in United States dollars. Therefore, our exposure to foreign currency exchange rates was immaterial. Commencing in October 2000, we began invoicing revenues in foreign currencies, primarily in euros. Therefore, our operating results could be subject to fluctuations based upon changes in the exchange rates of these currencies in relation to the United States dollar. To date, we have not used financial hedging techniques to minimize the effects of these fluctuations. However, we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risk but there can be no assurances that we will be fully protected against material foreign currency fluctuations. Translation exposure to our balance sheet with respect to foreign operations is not hedged. Most of our revenue is still expected to be derived from areas where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by us to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, our ability to maintain our gross margins on these sales, and our plans and objectives to introduce new products, control expenses, and improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in our current product offerings, (2) will be able to maintain our gross margins on our present products, (3) will be able to control our operating expenses, and (4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering, selling or other budgets, which may in turn affect our results of operations or the success of our new product development and introduction. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since we frequently receive the majority of our orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


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


Date: May 14, 2001                  STRATASYS, INC.


                                    By:  /s/ Thomas W. Stenoien
                                         -----------------------------------
                                         Thomas W. Stenoien
                                         Chief Financial Officer
                                         (Principal Financial Officer)