Form 10-Q
period 2001-06-30
STRATASYS INC
filed 2001-08-14
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended  June 30, 2001

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

      As of August 8, 2001, the Registrant had 5,473,994 shares of Common Stock, $.01 par value, outstanding.

                               STRATASYS, INC.


                                    Index

                                                                                 Page
                                                                                 ----
Part I.     Financial Information

Item 1.     Financial Statements ..........................................        1

            Consolidated Balance Sheets as of June 30, 2001 and December 31,
            2000...........................................................        1

            Consolidated Statements of Income and Comprehensive Income
            for the six months ended June 30, 2001 and 2000.................       2

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 2001 and 2000...................................        3

            Notes to Financial Statements..................................        4

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................        6

Part II.    Other Information

Item 4.     Submission of Matters to a Vote of Security Holders............       13

Item 6.     Exhibits and Reports on Form 8-K...............................       13

Signatures.................................................................       14


                                      (i)

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------
                                                                           June 30,           December 31,
                                                                             2001                 2000
                                                                          (unaudited)
----------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                            $  8,811,322         $  6,737,306
    Accounts receivable, less allowance for returns and
       doubtful accounts of $537,318 in 2001 and $500,372 in 2000          10,177,357           11,496,515
    Inventories                                                             8,946,048            9,102,818
    Prepaid expenses                                                          574,231              673,230
    Deferred income taxes                                                     229,000              229,000
                                                                         ------------         ------------
        Total current assets                                               28,737,958           28,238,869
                                                                         ------------         ------------
Property and equipment, net                                                 2,760,850            2,905,620
                                                                         ------------         ------------
Other assets
    Intangible assets, net                                                  3,537,521            3,521,561
    Deferred income taxes                                                   2,490,380            2,687,000
    Other                                                                     160,788              228,681
                                                                         ------------         ------------
                                                                            6,188,689            6,437,242
                                                                         ------------         ------------
                                                                         $ 37,687,497         $ 37,581,731
                                                                         ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Obligations under capitalized leases, current portion                $    145,144         $    187,692
    Accounts payable and other current liabilities                          2,887,660            3,719,309
    Unearned maintenance revenue                                            4,769,401            4,318,335
                                                                         ------------         ------------
        Total current liabilities                                           7,802,205            8,225,336
                                                                         ------------         ------------
Obligations under capitalized leases, less current portion                     64,459              130,320
                                                                         ------------         ------------

Stockholders' equity
  Common Stock, $.01 par value, authorized 15,000,000
shares,  issued 6,125,994 shares
in 2001 and 2000                                                               61,260               61,260
   Capital in excess of par value                                          32,907,547           32,907,547
   Accumulated deficit                                                       (101,452)            (715,579)
   Accumulated other comprehensive loss                                       (68,145)             (48,776)
   Less cost of treasury stock, 652,000 shares in 2001
     and 2000                                                              (2,978,377)          (2,978,377)
                                                                         ------------         ------------
        Total stockholders' equity                                         29,820,833           29,226,075
                                                                         ------------         ------------
                                                                         $ 37,687,497         $ 37,581,731
                                                                         ============         ============


See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended June 30,               Six Months Ended June 30,
                                                     2001              2000                  2001              2000
                                                 (unaudited)        (unaudited)          (unaudited)        (unaudited)
------------------------------------------------------------------------------------------------------------------------
Sales                                           $ 9,223,715         $ 9,023,247         $17,911,404         $18,321,254

Cost of goods sold                                3,691,577           3,071,631           7,280,790           6,463,923
                                                -----------         -----------         -----------         -----------
Gross profit                                      5,532,138           5,951,616          10,630,614          11,857,331

Costs and expenses
     Research and development                     1,273,445           1,736,610           2,487,661           3,277,819
     Selling, general and administrative          3,708,746           3,888,016           7,257,209           7,816,057
                                                -----------         -----------         -----------         -----------
                                                  4,982,191           5,624,626           9,744,870          11,093,876
                                                -----------         -----------         -----------         -----------
Operating income                                    549,947             326,990             885,744             763,455
                                                -----------         -----------         -----------         -----------

Other income (expense)
     Interest income                                 91,914             156,141             204,531             273,406
     Interest and other expense                     (86,749)            (16,138)           (271,399)            (33,063)
                                                -----------         -----------         -----------         -----------
                                                      5,165             140,003            (66,868)            240,343
                                                -----------         -----------         -----------         -----------
Income before income taxes                          555,112             466,993             818,876           1,003,798
Income taxes                                        138,803             140,099             204,749             301,140
                                                -----------         -----------         -----------         -----------
Net income                                      $   416,309         $   326,894         $   614,127         $   702,658
                                                ===========         ===========         ===========         ===========

Earnings per common share
        Basic                                   $      0.08         $      0.06         $      0.11         $      0.13
                                                ===========         ===========         ===========         ===========
        Diluted                                 $      0.08         $      0.06         $      0.11         $      0.12
                                                ===========         ===========         ===========         ===========

Weighted average number of common
  shares outstanding
        Basic                                     5,473,994           5,559,379           5,473,994           5,561,942
                                                ===========         ===========         ===========         ===========
        Diluted                                   5,478,324           5,777,553           5,476,269           5,832,340
                                                ===========         ===========         ===========         ===========

COMPREHENSIVE INCOME (LOSS)

Net income                                      $   416,309         $   326,894         $   614,127         $   702,658
Other comprehensive loss
     Foreign currency translation adjustment         (2,336)             (1,234)            (19,369)            (28,247)
                                                -----------         -----------         -----------         -----------
Comprehensive income                            $   413,973         $   325,660         $   594,758         $   674,411
                                                ===========         ===========         ===========         ===========


See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
                                                                           Six Months Ended June 30,
                                                                             2001                2000
                                                                         (unaudited)         (unaudited)
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                            $   614,127         $   702,658
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Deferred income taxes                                               196,620             291,894
        Depreciation                                                        702,161             603,891
        Amortization                                                        310,203             180,047
        Loss on disposal of assets                                           27,161
        Increase (decrease) in cash attributable to
          changes in assets and liabilities
            Accounts receivable                                           1,319,158           1,742,905
            Inventories                                                     156,770          (2,202,485)
            Prepaid expenses                                                 98,999            (106,792)
            Other assets                                                     67,893              16,480
            Accounts payable and other current liabilities                 (831,649)             (2,773)
            Unearned maintenance revenue                                    451,066             257,853
                                                                        -----------         -----------
Net cash provided by operating activities                                 3,112,509           1,483,678
                                                                        -----------         -----------

Cash flows from investing activities
  Purchases of marketable securities, net                                                       (94,850)
  Acquisition of machinery and equipment                                   (586,911)           (516,787)
  Proceeds from the sale of assets                                            2,359
  Payments for intangible assets                                           (326,163)           (393,876)
                                                                        -----------         -----------
Net cash used in investing activities                                      (910,715)         (1,005,513)
                                                                        -----------         -----------
Cash flows from financing activities
  Repayments of obligations under capitalized leases                       (108,409)           (127,537)
  Net proceeds from the sale of common stock                                                     59,077
  Repurchase of treasury stock                                                                 (296,038)
                                                                        -----------         -----------
Net cash used in financing activities                                      (108,409)           (364,498)
                                                                        -----------         -----------
Effect of exchange rate changes on cash                                     (19,369)             11,361
                                                                        -----------         -----------
Net increase in cash                                                      2,074,016             125,028
Cash and cash equivalents, beginning of period                            6,737,306           2,532,359
                                                                        -----------         -----------
Cash and cash equivalents, end of period                                $ 8,811,322         $ 2,657,387
                                                                        ===========         ===========


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

     Note 1 -- Basis of Presentation

     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2000, filed as part of the Company's Annual Report on Form 10-K for such year.

     Note 2 -- Inventories

     Inventories consisted of the following at June 30 and December 31, respectively:


                           2001              2000
Finished Goods         $4,790,570        $3,597,770
Work in process            18,757
Raw materials           4,136,721         5,505,048
                       ----------        ----------
Totals                 $8,946,048        $9,102,818
                       ==========        ==========


     Note 3 -- Material Commitments

     The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $2,250,000, some of which contain non-cancellation clauses.

     Note 4 -- Income per common share

     The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the six months ended June 30, 2001 and 2000, the additional shares amounted to 2,275 and 270,397, respectively. For the three months ended June 30, 2001 and 2000, the additional shares amounted to 4,330 and 218,124, respectively.

Note 5 -- Subsequent event

     On August 1, 2001, the Company purchased its current manufacturing facility in Eden Prairie, Minnesota. The building consists of 62,100 sq. ft. The purchase price amounted to $2,990,000, of which $2,287,500 was paid for with proceeds received from a five-year mortgage loan from a financial institution.

     Note 6 -- Pending adoption of accounting standard

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, effective the first quarter of the year ending December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company's management believes that there is no material impact of these pronouncements on its financial position and results of operations.

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

     In May 2001, we introduced the FDM Titan(TM). Titan offers the capability to produce prototypes in a polycarbonate (PC) material that offers superior characteristics of heat and chemical resistance and durability for functional testing. We began commercial shipments of the FDM Titan in June 2001. We also announced that we expect to introduce additional high performance materials such as polyphenylsulfone (PPSF) in the future. Titan is the third new product that we have introduced in the past year, following the May 2000 introduction of Prodigy(TM) and the November 2000 introduction of the FDM Maxum(TM) that featured WaterWorks(TM).

     As a result of declining sales and profitability in 2000, in January 2001 we reduced our head count of employees and contractors by approximately 8%. This reduction in our workforce should result in reduced operating expenses of approximately $2 million in 2001, some of which have been realized in the first six months of this year. The remaining expense reductions should be realized somewhat evenly throughout the balance of the year. However, our total operating expenses could vary in a particular quarter based on project completions and other anticipated obligations, so quarterly operating expenses can be expected to vary in the remainder of 2001. While we believe that profitability will improve in 2001 as compared with 2000 as a result of continued operating expense control, we can give no assurance that we will realize these results.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED WITH QUARTER ENDED JUNE 30, 2000

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of income.

                                                 For the quarters ended June 30,
                                                      2001            2000
Net sales                                             100.0%          100.0%
Cost of sales                                          40.0%           34.0%
Gross margin                                           60.0%           66.0%
Selling, general, and administrative expenses          40.2%           43.1%
Research & development expense                         13.8%           19.2%
Operating income                                        6.0%            3.6%
Other income (expense)                                   .1%            1.6%
Income before taxes                                     6.0%            5.2%
Income taxes                                            1.5%            1.6%
Net income                                              4.5%            3.6%

NET SALES

     Net sales for the quarter ended June 30, 2001 were $9,223,715, compared with net sales of $9,023,247 for the quarter ended June 30, 2000. This represents an increase of $200,468, or 2.2%. Sales of the FDM Titan and Prodigy systems were particularly strong in the quarter. Maintenance revenue also increased in the three months ended June 30, 2001 as compared with the same 2000 period. Maintenance revenue was enhanced by the larger installed base of systems and continued emphasis on the sale of maintenance contracts.

     Our gross shipments of systems amounted to 70 systems in the quarter compared with 67 systems in same quarter of 2000. System sales included gross shipments of all systems, including trade-in and upgrade systems. The average selling price of our systems declined slightly in the quarter ended June 30, 2001, as compared with same 2000 period, in part caused by product mix shifts. Product mix can affect the average selling price in any period. Our second quarter backlog declined sequentially from that of the first quarter of 2001, and was below that of the comparable quarter in 2000.

     Domestic sales accounted for approximately 50% of total revenue in the second quarter of 2001, which declined from the approximately 60% recorded in the second quarter of 2000. In the United States, the east region recorded the highest revenue. Europe accounted for approximately 20% of total revenue in the second quarter of 2001, an improvement from approximately 18% of revenue recorded in the comparable 2000 period. Our combined Asia-Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 27% of total revenue, a significant improvement from the 21% attained in 2000.

GROSS PROFIT

     Gross profit declined to $5,532,138, or 60.0% of sales, in the quarter ended June 30, 2001, compared with $5,951,616, or 66.0% of sales, in the quarter ended June 30, 2000. This represents a deterioration of $419,478, or 7.0%. Gross profit decreased due to a shift in our product mix to lower-priced systems, increased overhead expenses, and write-offs of approximately $90,000 of inventory for obsolescence and scrap.

OPERATING EXPENSES

     SG&A expenses decreased to $3,708,746 for the quarter ended June 30, 2001, from $3,888,016 for the quarter ended June 30, 2000. This represents a decrease of $179,270, or 4.6%. The January 2001 headcount reductions impacted the SG&A overhead expenses, including salaries and benefits expenses. Variable expenses such as contract labor and travel expenses, were also down in the period ended June 30, 2001, as compared with the period ended June 30, 2001, whereas legal expenses were higher. Amortization expense resulting from previously capitalized software expenses derived from the FDM Titan development increased in the second quarter of 2001 as compared with 2000.

     R&D expenses declined to $1,273,445 for the quarter ended June 30, 2001 from $1,736,610 for the quarter ended June 30, 2000. The decrease in 2001 compared with the 2000 period amounted to $463,165, or 26.7%. R&D expenses were significantly impacted by our January 2001 downsizing, which resulted in a large reduction to R&D salary, benefits, and contract labor expenses in the period ended June 30, 2001, as compared with the same 2000 period.

     Our operating income for the quarter ended June 30, 2001 amounted to $549,947, or 6.0% of sales, compared with operating income of $326,990, or 3.6% of sales, for the quarter ended June 30, 2000. This represents an increase of $222,957, or 68.2%.

OTHER INCOME (EXPENSE)

     Other income and expense netted to $5,165 in the period ended June 30, 2001 compared with $140,003 in 2000. Interest income declined to $91,914 in the quarter ended June 30, 2001, as compared with $156,141 in the same 2000 period. This was the result of lower interest rates on our investments. Interest and other expense amounted to $86,749 in the current period from approximately $16,138 in the period ended June 30, 2000, primarily reflecting a loss on foreign currency related to the Euro.

NET INCOME

     For the reasons cited above, net income for the quarter ended June 30, 2001 amounted to $416,309, or 4.5% of sales, compared with net income of $326,894, or 3.6% of sales, in the same 2000 period. This resulted in income per diluted common share of $.08 for the quarter ended June 30, 2001, as compared with income per diluted common share of $.06 for the quarter ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of income.

                                                 For the six months ended June 30,
                                                      2001            2000
Net sales                                             100.0%          100.0%
Cost of sales                                          40.6%           35.3%
Gross margin                                           59.4%           64.7%
Selling, general, and administrative expenses          40.5%           42.7%
Research & development expense                         13.9%           17.9%
Operating income                                        4.9%            4.2%
Other income (expense)                                  (.4)%           1.3%
Income before taxes                                     4.6%            5.5%
Income taxes                                            1.1%            1.6%
Net income                                              3.4%            3.8%

NET SALES

     Net sales for the six months ended June 30, 2001 were $17,911,404, compared with net sales of $18,321,254 for the six months ended June 30, 2000. This represents a decrease of $409,850, or 2.2%. Our Benchtop systems continued to constitute the largest component of our sales mix in the current six month period. Prodigy sales were also strong throughout the period, while sales of the FDM Titan aided the backend of the current period. Consumable and maintenance revenue also increased in the six months ended June 30, 2001 as compared with the same 2000 period. Maintenance revenue was enhanced by the larger installed base of systems and continued emphasis on the sale of maintenance contracts.

     Our gross shipments of systems amounted to 136 systems in the six month period of 2001 compared with 143 systems in same period of 2000. System sales included gross shipments of all systems, including trade-in and upgrade systems. The average selling price of our systems declined slightly in the six months ended June 30, 2001, as compared with same 2000 period, in part caused by product mix shifts. Product mix can significantly affect the average selling price in any period.

     Domestic sales accounted for approximately 52% of total revenue in the six months ended June 30, 2001, which declined from the approximately 60% recorded in the comparable 2000 period. In the United States, domestic sales have been sluggish, with the east region showing the greatest strength. Europe accounted for approximately 21% of total revenue in the six months ended June 30, 2001. Revenues were aided in Europe by the decline in the value of the Euro since the beginning of the year. Revenues recorded from Europe showed a significant improvement over the results recorded in the six months ended June 30, 2000, when European sales amounted to 16% of total sales. Our combined Asia-Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 23% of total revenue in the six months ended June 30, 2001, an improvement from the 20% attained in 2000. We believe that 2001 sales into our Asia Pacific and European regions will remain strong for the remainder of the year, and that domestic sales will improve in the second half. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions.

GROSS PROFIT

     Gross profit declined to $10,630,614, or 59.4% of sales, in the six months ended June 30, 2001, compared with $11,857,331, or 64.7% of sales, in the six months ended June 30, 2000. This represents a deterioration of $1,226,717, or 10.3%. Gross profit decreased due to a shift in our product mix to lower-priced systems, increased labor and overhead expenses, and inventory write-offs of approximately $220,000 for obsolescence and scrap.

OPERATING EXPENSES

     SG&A expenses decreased to $7,257,209 for the six months ended June 30, 2001, from $7,816,057 for the comparable period ended June 30, 2000. This represents a decrease of $558,848, or 7.1%. The January 2001 head count reductions impacted the SG&A overhead expenses, which reduced salaries and benefits expense. Variable expenses, such as contract labor and travel expenses, were also down in the six month period ended June 30, 2001, as compared with the period ended June 30, 2000. Legal expenses were higher in the current period, as was amortization expense that resulted from capitalized software expenses.

     R&D expenses declined to $2,487,661 for the six months ended June 30, 2001, from $3,277,819 for the comparable period ended June 30, 2000. The decrease in 2001 compared with the 2000 period amounted to $790,158, or 24.1%. R&D expenses were significantly impacted by our January 2001 downsizing, which resulted in a large reduction to R&D salary, benefits, and contract labor expenses in the six month period ended June 30, 2001, as compared with the same 2000 period.

     Our operating income for the six months ended June 30, 2001 amounted to $885,744, or 4.9% of sales, compared with operating income of $763,455, or 4.2% of sales, for the six months ended June 30, 2000. This represents an increase of $122,289, or 16.0%.

OTHER INCOME (EXPENSE)

     Other income and expense netted to ($66,868) in the six months ended June 30, 2001 compared with $240,343 in 2000. Interest income declined to $204,531 in the six months ended June 30, 2001, as compared $273,406 in with the same 2000 period. This was principally the result of lower interest rates on our investments. Interest and other expense amounted to $271,399 in the current period from approximately $33,063 the period ended June 30, 2000, primarily reflecting a loss on foreign currency transactions related to Euro conversions.

NET INCOME

     For the reasons cited above, net income for the six months ended June 30, 2001 amounted to $614,127, or 3.4% of sales, compared with net income of $702,658, or 3.8% of sales, in the same 2000 period. This resulted in income per diluted common share of $.11 for the six months ended June 30, 2001, as compared with income per diluted common share of $.12 for the period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for the period ended June 30, 2001, provided cash of $3,112,509, primarily reflecting our net income of $614,127, a decrease to accounts receivable of $1,319,158, and an increase to unearned maintenance revenues of $451,066. Cash collections on our accounts receivable were strong in the first half of 2001, and unearned maintenance revenues increased as a result of renewed selling emphasis and larger installed base of customers. Payments of our accounts payable and other current liabilities used cash of $831,649 in the same period. Operating activities for the period ended June 30, 2000, provided cash of $1,483,678, primarily reflecting our net income of $702,658, and a decrease to our accounts receivable of $1,742,905. Increases to our inventories used cash of $2,202,485 in the same 2000 period. Our investing activities used cash of $910,715 in the first half of 2001, primarily reflecting the acquisition of machinery and equipment and for payments of intangible assets of $586,911 and $326,163, respectively. In the first half of 2000, we used $1,005,513 of cash in our investing activities, including $516,787 for the acquisition of machinery and equipment and $393,876 for the purchase of intangible assets. Financing activities used $108,409 of cash for payments of obligations under capital leases in the first half of 2001. In the first half of 2000, financing activities used cash of $364,498, which included payments of $127,537 for obligations under capital leases, and $296,038 for the repurchase of our common stock. The net increase in cash, for the reasons cited above, amounted to $2,074,016 in 2001 compared with a net increase in cash of $125,028 for the same period in 2000.

     Our ending cash and cash equivalents balances at June 30, 2001 totaled $8,811,322. This cash will be used for working capital purposes, for the purchase and improvement of our manufacturing facility, for new product development, for acquisition of production equipment and tooling, for computers, for increased selling and marketing activities, and for R&D. Additionally, we may continue our common stock buyback program, although we did not purchase any of our common stock in the six months ended June 30, 2001. While we believe that the primary source of liquidity in 2001 will be derived from current cash balances and cash flows from operations, we have opened a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

     As of June 30, 2001, we had gross accounts receivable of $10,714,675, less an allowance of $537,318 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, at June 30, 2001, large balances were concentrated with certain international distributors. Default by one or more of these distributors would result in a significant charge against our current reported earnings. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.

     Our total current assets amounted to $28,737,958 at June 30, 2001, the majority of which consisted of cash, cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $7,802,205. Our debt is minimal, consisting primarily of principal payments due under capital leases of $209,603. We estimate that we will spend approximately $1,200,000 in 2001 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. In addition, the down payment for the purchase of our current manufacturing facility amounted to approximately $725,000, and closed on of August 1, 2001. As of June 30, 2001, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending June 30, 2002 should amount to approximately $2,250,000. We intend to finance these purchases from existing funds or from cash flows from operations.

INFLATION

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.


FOREIGN CURRENCY TRANSACTIONS

     Throughout most of 2000, substantially all of our recognized revenues were invoiced in United States dollars. Therefore, our exposure to foreign currency exchange rates was immaterial. Commencing in October 2000, we began invoicing revenues in foreign currencies, primarily in Euros. Therefore, our operating results could be subject to fluctuations based upon changes in the exchange rates of these currencies in relation to the United States dollar. In the second quarter of 2001, we started using financial hedging techniques to minimize the effects of these fluctuations. We hedged using a forward foreign exchange contract for 200,000 Euros and settled all within the quarter. We will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risk but there can be no assurances that we will be fully protected against material foreign currency fluctuations. Translation exposure to our balance sheet with respect to foreign operations is not hedged. Most of our revenue is still expected to be derived from areas where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by us to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, our ability to maintain our gross margins on these sales, and our plans and objectives to introduce new products, control expenses, and improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in our current product offerings, (2) will be able to maintain our gross margins on our present products, (3) will be able to control our operating expenses, and

(4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore, there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering, selling or other budgets, which may in turn affect our results of operations or the success of our new product development and introduction. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since we frequently receive the majority of our orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                                   PART II
                              OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Stockholders on May 8, 2001. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

                                       Votes Cast
                            --------------------------------
                               For             Withheld
                            Election     Authority/Abstained
                            --------     -------------------
Scott Crump                5,385,892           51,733
Ralph E. Crump             5,386,842           50,783
Clifford H. Schwieter      5,390,592           47,033
Cameron Truesdel           5,391,442           46,183
Arnold J. Wasserman        5,389,892           47,733
Gregory L. Wilson          5,390,642           46,983


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b)   Reports on Form 8-K.

                None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2001               STRATASYS, INC.


                                    By:  /s/ Thomas W. Stenoien
                                         -----------------------------------
                                         Thomas W. Stenoien
                                         Chief Financial Officer
                                         (Principal Financial Officer)