Form 10-Q
period 2001-09-30
STRATASYS INC
filed 2001-11-13
CIK 915735

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                                              September 30, 2001

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

(952) 937-3000
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes      X         No

         As of November 8, 2001, the Registrant had 5,446,594 shares of Common Stock, $.01 par value, outstanding.

Stratasys, Inc.

Index

Page

Part I. Financial Information

Item 1. Financial Statements	1

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	1

Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2001 and 2000	2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	3

Notes to Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	6

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	13

Signatures	14

(i)

Item 1. Financial Statements

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$7,993,458	$6,737,306

Accounts receivable, less allowance for returns and doubtful accounts of $536,441 in 2001 and $458,359 in 2000	12,397,981	11,496,515

Inventories	8,291,318	9,102,818

Prepaid expenses	422,694	673,230

Deferred income taxes	229,000	229,000

Total current assets	29,334,451	28,238,869

Property and equipment, net	5,710,182	2,905,620

Other assets

Intangible assets, net	3,396,802	3,521,561

Deferred income taxes	2,167,987	2,687,000

Other	118,154	228,681

	5,682,943	6,437,242

	$40,727,576	$37,581,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Obligations under capitalized leases, current portion	$131,799	$187,692

Mortgage note payable, current portion	50,182

Accounts payable and other current liabilities	2,910,828	3,719,309

Unearned maintenance revenue	4,663,673	4,318,335

Total current liabilities	7,756,482	8,225,336

Long-term liabilities

Obligations under capitalized leases, less current portion	29,794	130,320

Mortgage note payable, less current portion	2,229,109

	2,258,903	130,320

Stockholders’ equity

Common Stock, $.01 par value, authorized 15,000,000 shares, issued 6,125,994 shares in 2001 and 2000	61,260	61,260

Capital in excess of par value	32,907,547	32,907,547

Retained earnings (accumulated deficit)	878,215	(715,579)

Accumulated other comprehensive loss	(67,162)	(48,776)

Less cost of treasury stock, 679,400 shares in 2001 and 652,000 shares in 2000	(3,067,669)	(2,978,377)

Total stockholders’ equity	30,712,191	29,226,075

	$40,727,576	$37,581,731

See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$9,703,008	$9,001,518	$27,614,412	$27,322,772

Cost of goods sold	3,771,738	3,579,948	11,052,528	10,043,871

Gross profit	5,931,270	5,421,570	16,561,884	17,278,901

Costs and expenses

Research and development	1,185,319	1,570,992	3,672,980	4,848,811

Selling, general and administrative	3,573,314	3,710,911	10,830,523	11,526,968

	4,758,633	5,281,903	14,503,503	16,375,779

Operating income	1,172,637	139,667	2,058,381	903,122

Other income (expense)

Interest income	78,442	129,496	282,973	402,902

Interest and other expense	(35,960)	(24,192)	(85,768)	(57,255)

Foreign currency translation gain (loss)	91,051		(130,540)

	133,533	105,304	66,665	345,647

Income before income taxes	1,306,170	244,971	2,125,046	1,248,769

Income taxes	326,503	73,490	531,252	374,630

Net income	$979,667	$171,481	$1,593,794	$874,139

Earnings per common share

Basic	$0.18	$0.03	$0.29	$0.16

Diluted	$0.18	$0.03	$0.29	$0.15

Weighted average number of common shares outstanding

Basic	5,470,107	5,538,940	5,472,785	5,544,985

Diluted	5,487,212	5,691,920	5,480,021	5,777,347

COMPREHENSIVE INCOME (LOSS)

Net income	$979,667	$171,481	$1,593,794	$874,139

Other comprehensive income (loss)

Foreign currency translation adjustment	983	(3,202)	(18,386)	8,159

Comprehensive income	$980,650	$168,279	$1,575,408	$882,298

See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2001	2000
	(unaudited)	(unaudited)

Cash flows from operating activities

Net income	$1,593,794	$874,139

Adjustments to reconcile net income to net cash provided by operating activities:

Deferred income taxes	519,013	—

Depreciation	1,048,159	949,310

Amortization	521,734	323,475

Loss on disposal of assets	32,297

Increase (decrease) in cash attributable to changes in assets and liabilities

Accounts receivable	(901,466)	2,017,117

Inventories	656,500	(2,579,508)

Prepaid expenses	250,536	(86,051)

Other assets	110,527	129,535

Accounts payable and other current liabilities	(808,481)	(684,937)

Unearned maintenance revenue	345,338	127,067

Income taxes payable		361,408

Net cash provided by (used in) operating activities	3,367,951	1,431,555

Cash flows from investing activities

Purchases of marketable securities, net		25,160

Acquisition of property and equipment	(1,442,518)	(852,540)

Payments for intangible assets	(396,975)	(491,544)

Net cash provided by (used in) investing activities	(1,839,493)	(1,318,924)

Cash flows from financing activities

Repayments of obligations under capitalized leases	(156,419)	(177,874)

Repayments of mortgage note payable	(8,209)

Net proceeds from the sale of common stock		184,078

Repurchase of treasury stock	(89,292)	(731,135)

Net cash provided by (used in) financing activities	(253,920)	(724,931)

Effect of exchange rate changes on cash	(18,386)	8,159

Net increase (decrease) in cash	1,256,152	(604,141)

Cash and cash equivalents, beginning of period	6,737,306	2,532,359

Cash and cash equivalents, end of period	$7,993,458	$1,928,218

`
See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2001	2000
	(unaudited)	(unaudited)

Supplemental schedules of noncash investing and financing activities, building and land acquired under mortgage note payable	$2,287,500	$—

See notes to financial statements.

Notes to Financial Statements

         Note 1 — Basis of Presentation

         The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2000, filed as part of the Company’s Annual Report on Form 10-K for such year.

         Note 2 — Inventory

         Inventories consisted of the following at September 30 and December 31, respectively:

	2001	2000
Finished Goods	$3,497,912	$3,597,770

Work in process	58,453

Raw materials	4,734,956	5,505,048

Totals	$8,291,321	$9,102,818

         Note 3—Material Commitments

         The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $1,700,000, some of which contain non-cancellation clauses.

         Note 4—Income per common share

         The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended September 30, 2001 and 2000, these amounted to 17,105 and 152,980, respectively. For the nine months ended September 30, 2001 and 2000, these amounted to 7,236 and 232,362, respectively.

         Note 5 —Property and equipment

         On August 1, 2001, the Company purchased its current manufacturing facility in Eden Prairie, Minnesota. The building consists of 62,100 sq. ft. The purchase price amounted to $2,990,000, of which $2,287,500 was paid for with proceeds received from a five-year mortgage loan from a financial institution.

         Note 6—Pending adoption of accounting standard

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, effective the first quarter of the year ending December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. The Company’s management believes there is no material impact of these pronouncements on its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

         We develop, manufacture, and market a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design (“CAD”) workstation. Historically, our growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for us. Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping devices and applications that meet the needs of our current and prospective customers. New product developments will focus on various rapid prototyping devices, modeling materials, and software enhancements. In 2002 our primary business strategy will focus on expanding international and domestic sales of our existing family of rapid prototyping devices, while maintaining on-going development and introduction of new rapid prototyping equipment, modeling materials, and software.

         In May 2001 we introduced the FDM Titan™. The Titan offers the capability to produce prototypes in polycarbonate (PC) material that offers superior characteristics of heat and chemical resistance and durability for functional testing. We began commercial shipments of the FDM Titan in June 2001. We also announced that we expect to introduce additional high performance materials such as polyphenylsulfone (PPSF) in the future. The Titan is the third new product that we have introduced in the past 13 months, following the May 2000 introduction of Prodigy™ and the November 2000 introduction of the FDM Maxum™ that featured WaterWorks™.

         In 2000, for the first time since 1990, net revenue derived from our rapid prototyping devices, modeling materials, and maintenance did not increase over the prior year. However, our 297 gross unit shipments in 2000 were the highest in our history, and we believe we were second in the rapid prototyping industry in terms of units shipped. Our gross profit declined to 61.6% of sales in 2000 from 65.6% in 1999, despite shipping more units. Our gross profit can be significantly impacted by shifts in our product mix and sales volume. In 2000 we continued our high level of spending on research and development (“R&D”) for both new products and sustaining engineering. R&D expenditures amounted to $6,366,800 in 2000, and as a percentage of sales amounted to 17.9% of revenue. Selling, General and Administrative (“SG&A”) expenses increased to 42.5% from 41.5% of revenue in 1999. As a result of declining sales and profitability, we reduced our headcount of employees and contractors by approximately 8% in January 2001. This reduction in our workforce, coupled with other cost reduction initiatives, has resulted in reduced operating expenses of approximately $1.8 million through the nine months ended September 30, 2001. We will continue our focus on operating expense control for the remainder of the year, although unanticipated expenses or project delays could cause expenses to increase over the run rates experienced in the first nine months of 2001. We believe that profitability will improve in 2001 as compared with 2000 as a result of continued operating expense control, but we can give no assurance that we will realize these results.

         We believe that the rapid prototyping industry is growing at approximately 5-10% per year, and that 3D printers and office modelers account for more than 30% of the total units of rapid prototyping systems shipped. We believe that there is a long-term trend toward lower priced rapid prototyping systems capable of producing functional prototypes, and that a sizable market exists for 3D printers. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping and office-modeling needs. Certain market segments in the industry have not demonstrated significant pricing sensitivity. These segments are more interested in modeling envelope size, modeling material, throughput, part quality, part durability, rapid tooling, and rapid manufacturing, which should allow growth to continue for higher priced rapid prototyping systems addressing these needs or applications.

Results of Operations

Quarter ended September 30, 2001 compared with quarter ended September 30, 2000

         The following table contains selected statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the quarters ended September 30,

	2001	2000

Net sales	100.0%	100.0%

Cost of sales	38.9%	39.8%

Gross margin	61.1%	60.2%

Selling, general, and administrative expenses	36.8%	41.2%

Research & development expense	12.2%	17.5%

Operating income	12.1%	1.6%

Interest and other income (expense)	1.4%	1.2%

Income before taxes	13.5%	2.7%

Income taxes	3.4%	.8%

Net income	10.1%	1.9%

Net Sales

         Net sales for the quarter ended September 30, 2001 were $9,703,008, compared with net sales of $9,001,518 for the quarter ended September 30, 2000. This represents an increase of $701,490, or 7.8%. Sales of our Titan and Maxum systems were particularly strong in the quarter. Sales of our Benchtop systems and higher maintenance revenues also contributed significantly to the current period results.

         We shipped 60 systems in the quarter ended September 30, 2001, compared with 81 systems in same quarter of 2000. Prodigy was introduced in the third quarter of 2000, which accounted for most of the difference between the quarters. Total system sales included sales of all systems, including trade-in and upgrade systems. The average selling price of our systems increased significantly in the quarter ended September 30, 2001, as compared with same 2000 period, influenced by the shift to higher-priced Titan and Maxum systems. Product mix can dramatically affect the average selling price in any period. Our third quarter backlog declined sequentially from that of the second quarter of 2001, and was also lower than the backlog of the comparable quarter in 2000.

         Domestic sales accounted for approximately 60% of total revenue in the third quarter of 2001, which improved from the approximately 53% recorded in the comparable quarter of 2000. In the United States, the eastern and central regions recorded the highest revenues. Europe accounted for approximately 15% of total revenue in the third quarter of 2001, while our combined Asia-Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 20% of total revenues. We believe that sales for the remainder of 2001 into our Asia Pacific and European regions will remain strong. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions.

Gross Profit

         Gross profit increased to $5,931,270, or 61.1% of sales, in the quarter ended September 30, 2001, compared with $5,421,570, or 60.2% of sales, in the quarter ended September 30, 2000. This represents an improvement of $509,700, or 9.4%. Gross profit increased due to a shift in our product mix to higher-priced systems, but was offset by increased overhead expenses and write-offs of approximately $150,000 of inventory for obsolescence and scrap.

Operating Expenses

         SG&A expenses decreased to $3,573,314 for the quarter ended September 30, 2001, from $3,710,911 for the quarter ended September 30, 2000. This represents a decrease of $137,597, or 3.7%. A significant proportion of the January 2001 headcount reductions impacted the selling and marketing overhead expenses, including salaries and benefits expenses. Variable expenses such as travel and promotional expenses were also down in the period ended September 30, 2001, as compared with the period ended September 30, 2000.

         R&D expenses declined to $1,185,319 for the quarter ended September 30, 2001 from $1,570,992 for the quarter ended September 30, 2000. The decrease in 2001 from the results recorded in the 2000 period amounted to $385,673, or 24.5%. Our January 2001 downsizing, which resulted in a large reduction to R&D salary and benefit expenses in the period ended September 30, 2001, as compared with the same 2000 period, also impacted R&D expenses.

         Our operating income for the quarter ended September 30, 2001 amounted to $1,172,637, or 12.1% of sales, compared with operating income of $139,667, or 1.6% of sales, for the year ended September 30, 2000. This represents an increase of $1,032,970, or almost 740%.

Other Income

         Other income netted to $133,533 in the period ended September 30, 2001 compared with $105,304 in 2000. Interest income declined to $78,442 in quarter ended September 30, 2001, as compared with $129,436 for the same 2000 period, primarily due to lower interest rates. Interest expense increased to $35,960 in the quarter ended September 30, 2001, from $24,192 in the same period of 2000. This increase was primarily caused by interest on our mortgage to purchase our manufacturing facility, which was purchased in August 2001. In the quarter ended September 30, 2001, we recognized approximately $91,000 of income on foreign currency transactions related to the Euro.

Net Income

         For the reasons cited above, net income for the quarter ended September 30, 2001 amounted to $979,667, or 10.1% of sales, compared with net income of $171,481, or 1.9% of sales, in the same 2000 period. This resulted in income per diluted common share of $.18 for the period ended September 30, 2001, as compared with income per diluted common share of $.03 for the period ended September 30, 2000.

Nine months ended September 30, 2001 compared with the nine months ended September 30, 2000

         The following table contains selected statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statements of income.

	For the nine months ended September 30,

	2001	2000

Net sales	100.0%	100.0%

Cost of sales	40.0%	36.8%

Gross margin	60.0%	63.2%

Selling, general, and administrative expenses	39.2%	42.2%

Research and development expense	13.3%	17.7%

Operating income	7.5%	3.3%

Interest and other income (expense)	.2%	1.3%

Income before taxes	7.7%	4.6%

Income taxes	1.9%	1.4%

Net income	5.8%	3.2%

Net Sales

         Net sales for the nine months ended September 30, 2001 were $27,614,412, compared with net sales of $27,322,772 for the nine months ended September 30, 2000. This represents an increase of $291,640, or 1.1%. Our Benchtop systems, especially the FDM 3000, Titan, Prodigy and Maxum, have constituted the largest component of our product mix in the 2001 period. Consumable and maintenance revenue also increased in the nine months ended September 30, 2001 as compared with the same 2000 period. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS, WaterWorks, polycarbonate and other material selections, and continued emphasis on the sale of maintenance contracts.

         In the nine months ended September 30, 2001, our unit shipments have declined to 196 systems. This represents a decline of approximately 13% as compared with same 2000 period. System sales included sales of all systems, including trade-in and upgrade systems. However, the average selling price of our systems has increased in the nine-month period ended September 30, 2001 as compared with the same 2000 period. Our product mix can dramatically affect the average selling price in any period, and we expect, but cannot assure, that the average selling price will increase in the next several quarters as the product mix shifts to higher priced systems such as Titan.

         Domestic sales accounted for approximately 54% of total revenue in the nine months ended September 30, 2001, which was down from approximately 58% recorded in the comparable period in 2000. In the United States, the central and eastern regions were particularly strong. Europe accounted for approximately 19% of total revenue in the nine months ended September 30, 2001 as compared to approximately 17% in the same period in 2000. Our combined Asia-Pacific region, which comprises the Far East, Southeast Asia, and India, accounted for 22% of total revenue in the nine months ended September 30, 2001. This region accounted for approximately 21% of total revenue in the nine months ended September 30, 2000.

Gross Profit

         Gross profit decreased to $16,561,884, or 60.0% of sales, in the nine months ended September 30, 2001, compared with $17,278,901, or 63.2% of sales, in the nine months ended September 30, 2000. This represents a decrease of $717,017, or 4.1%. Gross profit was positively impacted in the current period by higher system and recurring revenues and product mix shifts to higher margin products. Higher labor and overhead expenses negatively impacted our gross margins in the same period.

Operating Expenses

         SG&A expenses decreased to $10,830,523 for the nine months ended September 30, 2001, from $11,526,968 for the same period of 2000. This represents a decrease of $696,445, or 6.0%. As a percentage of sales, SG&A expenses amounted to 39.2% of sales in the nine months ended September 30, 2001, as compared to 42.2% in the comparable 2000 period. These favorable comparisons were in part due to the full period effects of our January 2001 head count reductions, but have also been the result of continued control of discretionary expenses such as contract labor, travel, and promotional expenses. We expect, but cannot assure, that the favorable year-over-year comparisons for SG&A expenses will continue for at least the last quarter of 2001.

         R&D expenses decreased to $3,672,980 for the nine months ended September 30, 2001 from $4,848,811 for the same period of 2000. The represents a decrease of $1,175,831, or 24.2%, in the nine months ended September 30, 2001 as compared with the same 2000 period. Payroll and contract labor expenses were significantly lower in the nine months ended September 30, 2001 compared with the same 2000 period, the result of the January 2001 headcount reductions.

The timing of certain material developments and project completions can impact the timing and extent of expenses that are recognized. However, we believe that the trend for R&D expenses in the next several quarters will be similar to that experienced in the past several quarters, as we continue our expense control initiatives.

         Our operating income for the nine months ended September 30, 2001 improved to $2,058,381, or 7.5% of sales, compared with an operating income of $903,122, or 3.3% of sales, for the nine months ended September 30, 2000. This represents an increase of almost 128%.

Other Income

         Other income netted to $66,665 in the nine months ended September 30, 2001 compared with $345,647 in the same 2000 period. Interest income for the nine months ended September 30, 2001, amounted to $282,973 compared with interest income of $402,902 recorded in 2000, primarily reflecting lower interest rates on our investments. Interest expense increased slightly, to $85,768 in the current nine-month period from $57,255 in the nine-month period of 2000. We recorded a foreign currency translation loss of $130,540 in the first nine months of 2001 related to the Euro.

Net Income

         For the reasons cited above, net income for the nine months ended September 30, 2001 improved to $1,593,794 compared with net income of $874,139 in the same 2000 period. This represents an improvement of $719,655, or 82.3%. As a result, we recorded earnings per diluted common and common equivalent share of $.29, compared with $.15 in the nine months ended September 30, 2000.

Liquidity and Capital Resources

         Operating activities for the nine-month period ended September 30, 2001, provided cash of $3,367,951, primarily reflecting our net income of $1,593,794, an increase of $345,338 in unearned maintenance revenues, and a decrease to inventories of $656,500. Inventories declined as a result of strong sales, especially high-end systems, and unearned maintenance revenues increased as a result of continued selling emphasis and larger installed base of customers. Increases to our accounts receivable and decreases to accounts payable used cash of $901,466 and $808,481, respectively. Accounts receivable increased due to heavy end-of-quarter sales coupled with delayed collections from some of our international customers and distributors. Operating activities for the period ended September 30, 2000, provided cash of $1,431,555, primarily reflecting our net income of $874,139, and a large decrease to our accounts receivable of $2,017,117. Increases to our inventories and decreases to our current liabilities used cash of $2,579,508 and $684,937, respectively, in the same 2000 period. Our investing activities used cash of $1,839,493 in the nine months ended September 30, 2001, primarily reflecting the acquisition of property, plant, machinery and equipment of $1,442,518 and for payments of intangible assets of $396,975. Included in the acquisition of property, plant, machinery and equipment is approximately $600,000 for the purchase of our manufacturing facility and land. In the nine months ended September 30, 2000, we used $1,318,924 of cash in our investing activities, including $852,540 for the purchase of property and equipment and $491,544 for the purchase of intangible assets. Financing activities used $253,920, primarily reflecting payments of obligations under capital leases of $156,419 and the repurchase of treasury stock in the amount of $89,292. In the nine months ended September 30, 2000, financing activities used cash of $724,931, primarily reflecting payments of obligations under capital leases of $177,874 and the repurchase of treasury stock in the amount of $731,135. This was partially offset by $184,078 derived from the proceeds from the sale of our common stock relating to the exercise of employee stock options. The net increase in cash, for the reasons cited above, amounted to $1,256,152 in the nine months ended September 30, 2001, compared with a net decrease in cash of $604,141 for the same period in 2000. Our ending cash and cash equivalents balances, as of September 30, 2001 and 2000 were $7,993,458 and $1,928,218, respectively.

         At September 30, 2001, our cash and cash equivalents balances totaled $7,993,458. This cash will be used for working capital purposes, for improvements of our manufacturing facility, for new product development, for acquisition of production equipment and tooling, for computers, for increased selling and marketing activities, and for R&D. Additionally, we may continue our common stock buyback program. While we believe that the primary source of liquidity in 2001 will be derived from current cash balances and cash flows from operations, we have opened a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

         As of September 30, 2001, we had gross accounts receivable of $12,934,422, less an allowance of $536,441 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, at September 30, 2001, large balances were concentrated with certain international distributors. Default by one or more of these distributors would result in a significant charge against our current reported earnings. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.

         Our total current assets amounted to $29,334,451 at September 30, 2001, the majority of which consisted of cash, cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $7,756,482. Our debt is minimal, consisting primarily of principal payments due under capital leases of $161,593 and a mortgage note payable of $2,279,291. We estimate that we will spend approximately $1,100,000 in 2001 for facility improvements, production and R&D equipment, computers and integrated software, and tooling, the majority of which has already been incurred. As of September 30, 2001, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending September 30, 2002 should amount to approximately $1,700,000. We intend to finance these purchases from existing funds or from cash flows from operations.

Inflation

         We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

         Throughout most of 2000, substantially all of our recognized revenues were invoiced in United States dollars. Therefore, our exposure to foreign currency exchange rates was immaterial. Commencing in October 2000, we began invoicing sales in foreign currencies, primarily in euros. Therefore, our operating results could be subject to fluctuations based upon changes in the exchange rates of these currencies in relation to the United States dollar. We have hedged using forward foreign exchange contracts in both the second and third quarters, although both involved relatively small positions. We will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risk but there can be no assurances that we will be fully protected against material foreign currency fluctuations. Translation exposure to our balance sheet with respect to foreign operations is not hedged. Most of our revenue is still expected to be derived from areas where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

Forward-looking Statements and Factors That May Affect Future Results of Operations

         All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by us to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems and services, our ability to maintain our gross margins on these sales, and our plans and objectives to introduce new products, control expenses, and improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve existing technology and software in our current product offerings, (2) will be able to maintain our gross margins on our present products, (3) will be able to control our operating expenses, and (4) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. In the aftermath of the September 11 attacks, our ability to forecast future revenues, and the timing of those revenues, even in the relative short term, has been diminished. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering, selling or other budgets, which may in turn affect our results of operations or the success of our new product development and introduction. Due to the factors noted above and elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since we frequently receive the majority of our orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K.

                      None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2001		STRATASYS, INC.

	By:	/s/ Thomas W. Stenoien

Thomas W. Stenoien

Chief Financial Officer

(Principal Financial Officer)