Form 10-K
period 2001-12-31
STRATASYS INC
filed 2002-03-25
CIK 915735

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 15, 2002 was approximately $35,061,881. On such date, the closing price of the Registrant's Common Stock, as quoted on the Nasdaq National Market, was $8.60.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III of the Annual Report on Form 10-K is herein incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Meeting of Stockholders scheduled to be held on May 9, 2002.
================================================================================

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

    Stratasys manufactures and sells a line of rapid prototyping ("RP") devices that create physical models from computerized designs. We were incorporated in Delaware in 1989 and our executive offices are located in Eden Prairie, Minnesota. Our rapid prototyping systems are based on our core patented fused deposition modeling ("FDM/(R)/") technology or on our patented Genisys/(R)/ technology. We sold our first product, the 3-D Modeler/(R)/, commercially in April 1992 and introduced our second product, the Benchtop, in June 1993. Other significant developments in our business are set forth below:

    - In 1996 and 1997, we introduced several enhanced versions of our FDM system. In 1997, we also introduced our Genisys system, which we developed from technology that we acquired from IBM in 1995.

    - In January 1998, we introduced the FDM Quantum/(R)/, which offers large modeling capabilities (the largest commercial build envelope in the industry) combined with significant speed and performance enhancements as compared with the FDM 2000. The FDM Quantum incorporates MagnaDrive technology that allows the extrusion heads to move on a bed of air while controlled by electro-magnetic homing devices.

    - In December 1998, we acquired RP technology that we subsequently used to develop our Prodigy(TM) and Dimension(TM) systems.

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

    - In July 2000, we introduced Prodigy. Prodigy is a low-cost rapid prototyping system that produces ABS parts for functional testing of prototype designs. Prodigy offers office modeling, speed, ease of use, and networking capabilities at a competitive price.

    - In November 2000, we introduced the Maxum(TM). Maxum offers significant speed enhancements over our previously released Quantum system. Maxum features WaterWorks and Insight(TM), our preprocessing software that increases build speed and improves the design engineer's control and efficiency over the entire build process. Insight was separately introduced in February 2001 as a replacement for our QuickSlice software.

    - In May 2001, we introduced the FDM Titan(TM). Titan is based on our core FDM technology and offers users the capability to model in polycarbonate, a durable engineering thermoplastic material that offers strength and superior heat and chemical resistance. The capability of modeling in ABS was added to Titan in December 2001.

    - In February 2002, we introduced the Dimension. Dimension offers ABS modeling capabilities on a 3-D Printer platform. We believe that Dimension, introduced at $29,900, is the lowest priced system in the rapid prototyping market.

    - In March 2002, we introduced the Prodigy Plus(TM). This system incorporates our WaterWorks soluble support system on the Prodigy platform, and is further enhanced by the addition of our Insight software. Commercial shipments are expected to commence in May 2002.

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

    -  ease of use

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

    The Genisys modeling process is similar. Genisys uses our proprietary AutoGen/(R)/ software to slice the conceptual model created on a CAD workstation into horizontal layers that are downloaded into Genisys. Genisys then uses wafers of polyester modeling material, rather than spools of filament, to feed the extrusion head. The extrusion head heats these wafers and, using a precision hydraulic pump, deposits a continuous layer of plastic polymer roads onto the X-Y Stage to create a three-dimensional model by building up layers. In comparison to the FDM systems, due to its size, Genisys allows the prototype to be created on a desktop, directly from a workstation, like a 3-D printer. The Company's GenisysXs uses a modeling process similar to the original Genisys system.

PRODUCTS

    Modeling Equipment. We have been developing and improving our line of rapid prototyping products since our inception in 1989. Since we began selling the 3-D Modeler, our first product, commercially in 1992, we have enhanced and expanded our product line. We have improved both the speed and accuracy of our FDM systems, we have expanded their build envelope, we have introduced a number of new modeling materials, and we have developed and introduced a low-cost 3-D printer based on technology that we acquired from IBM. We have also enhanced and upgraded the software that our systems use to read CAD files and build prototypes. Although we have discontinued the manufacture of the 3-D Modeler and the other systems that we introduced between 1992 and 1998, we continue to support and maintain systems that are still in the field and to make and sell the modeling materials that they use. Our current product line ranges from our Dimension, a low-cost 3-D printer to our Maxum, which can be used to build large functional prototypes and replacement parts.

    GenisysXs offers enhanced performance and speed improvements over the original Genisys. It is useful for the production of conceptual models employed in the early stages of the design cycle, as it enables a designer to produce concept iterations at his desk directly from a workstation in a simple push-button fashion. We introduced GenisysXs in April 1999 and began shipping it in May 1999. With the introduction of Dimension, we expect to phase out the GenisysXs in 2002.

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

    The FDM 2000 is an enhanced version of our FDM Benchtop system, but features a 30% to 40% throughput improvement over its predecessor, the FDM 1650. Upgraded hardware and software accounts for the improved performance features. We introduced and began shipment of the FDM 2000 in March 1997.

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

    The FDM Maxum offers significant speed enhancements over our previously released Quantum system. It incorporates MagnaDrive technology, which allows the extrusion head to float on a bed of air while being controlled through electromagnetic devices. This offers significant speed and performance enhancements as compared with our benchtop systems. Maxum also features WaterWorks and Insight, our preprocessing software that increases build speed and improves the design engineers' control and efficiency over the entire build process. Insight was separately introduced in February 2001 as a replacement for our QuickSlice software, which has been standard on all FDM systems since 1993. We introduced Maxum in November 2000, and commercial shipments commenced in December 2000.

         The FDM Titan offers a unique set of features that addresses demanding customer requirements. Titan offers users the capability to model in polycarbonate, a durable engineering thermoplastic material that offers strength and superior heat and chemical resistance. This will allow our customers to improve their functional testing capabilities. Titan also utilizes new technology based on "look ahead" motion profiles as well as automatic material loading and supply changeover. The capability to model in ABS was added to Titan in December 2001. We expect to offer additional materials on the Titan platform that will offer improved thermal and chemical performance properties over those materials currently available.

         The Dimension is a 3-D printer that allows users to create parts in ABS, which offers the part strength required of true form, fit and function testing. Dimension features our Catalyst(TM) software, which allows for push-button ease of use by automating most required build procedures. We introduced Dimension in February 2002, although commercial shipments to selected resellers commenced in December 2001. We believe that Dimension, at a list price of $29,900, is the lowest priced system in the rapid prototyping market.

         The Prodigy Plus incorporates our WaterWorks soluble support system on the Prodigy platform, and is further enhanced by the addition of our Insight software. Prodigy Plus, announced in March 2002, is expected to commercially ship in May 2002.

    Our family of rapid prototyping systems offers product designers and developers the ability to create prototypes throughout all stages of the development cycle as well as a wide range of prices from which to choose. The domestic list prices of our systems range from $29,900 for a Dimension and reach $250,000 for the FDM Maxum. We also offer special pricing for trade-in systems and upgrades.

    We have also adapted our FDM Benchtop technology for medical use. Our MedModeler(TM) creates anatomical parts from computed tomography ("CT") and magnetic resonance imaging ("MRI") devices. The U.S. Food and Drug Administration granted us a 510(k) pre-market clearance in 1997 to sell the MedModeler as a medical device.

    Modeling Material. FDM technology allows the use of a greater variety of modeling materials and colors than other technologies. We continue to develop filament modeling materials that meet the customer's needs for increased speed, strength, accuracy, surface resolution, chemical and heat resistance, and color. These materials are processed into our patented filament form, which is then fed into the FDM systems. Our spool-based system has proven to be a significant advantage for our products over Ultra Violet ("UV") polymer systems, because our system allows the user to quickly change material by simply mounting the spool and threading the desired material into the FDM devices. Spools weigh from one pound to ten pounds, and the creation of a model may require from 0.1 pound to more than one pound of filament. The spool-based system also compares favorably with UV polymer system, because the spool-based system allows the customer to use the system in an office environment and to purchase a single spool, as compared to an entire vat of UV polymer, thereby reducing the customer's up-front costs. Our newer systems feature automatic loading capabilities in the form of a cartridge or canister.

    Currently, we have seven modeling materials commercially available for use with our FDM technology:

    - an elastomer material for applications requiring strength, durability and flexibility, as used in seals or tubing

    - polycarbonate, an engineering thermoplastic material, which is used commercially for demanding applications in a number of industries; polycarbonate offers superior impact strength coupled with resistance to heat and corrosive agents

    - the hard polymer material ABS (named for its three initial monomers, acrylonitrile, butadiene and styrene and which is also known as an engineering thermoplastic material), which is used commercially to make products such as cell phones, computer cases and toys

    - a highergrade ABS (ABSi), which features greater impact strength than ABS and can also be used in medical applications

    - a release material, which is used for support and removed from the final model

    - a water-soluble material, which is used for support during the build process and which is later dissolved from the finished prototype

    -   an investment casting wax

    Each material has specific characteristics that make it appropriate for various applications. The ability to use different materials allows the user to match the material to the end use application of the prototype, whether it is a pattern for tooling, a concept model, or a functional prototype.

    Genisys Xs uses only one type of modeling material, a polyester, which is manufactured in the form of wafers. A total of 50 wafers are held in a cassette, which allows the wafers to be fed into the machine and rapidly extruded in layers. Additional cassettes are easily loaded into the system. Each cassette contains a memory chip that instructs the system as to the parameters and melt temperature of the material lot, which optimizes the automatic build process of the Genisys system. Polyester provides a unique blend of properties of cost, durability, and easy handling for concept models.

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

    In 1994, we developed SupportWorks/(R)/, which is used in conjunction with QuickSlice to automatically generate support structures, thereby eliminating a time-consuming manual step in the modeling process. In 1995, we integrated SupportWorks into QuickSlice.

         In July 2000, we introduced Catalyst on our Prodigy System. It offers automatic processing along with a greatly simplified user interface.

    In January 2001, we introduced Insight as a replacement for our QuickSlice software, which had been standard on all FDM systems since 1993. Insight is our preprocessing software that increases build speed and the design engineer's control and efficiency over the entire build process. Insight is offered to users as an upgrade under our maintenance program.

    AutoGen gives users semi-automatic operation for our Genisys and GenisysXs 3-D Printers. AutoGen is able to choose most options and settings for the user, saving significant operator labor time. AutoGen is included in the Genisys sales price.

APPLICATIONS FOR RAPID PROTOTYPING

         Rapid prototyping (RP) is the physical modeling of a design using a special class of machine technology. Using an additive approach, RP systems take data created from 3-D computer aided design (CAD data), CT and MRI scan data or 3-D digitized data to quickly produce models. Traditionally, RP has been used by organizations to accelerate product development. Many companies use RP to test form, fit and function to help improve the time to market. An emerging market segment for Rapid Prototyping systems is Rapid Tooling (RT). Although not clearly defined today, RT is driven by RP systems and allows for the production of molds directly from CAD data or indirectly by producing custom mold inserts.

         During the past two years the largest growth segment of the RP market has been 3-D printing products. 3-D printers are low cost RP systems (typically under $70,000) that reside in the design/engineering environment allowing the product development organizations quick access to an RP system. Systems in this market segment have shown a 100% growth rate during the past 24 months, according to Wholers Associates, Inc.

         We have shipped over 1900 systems. A wide variety of design and manufacturing organizations use our systems. Current applications include:

         -  Automotive
         -  Consumer Products
         -  Business Machines
         -  Educational Institutions
         -  Electronics
         -  Medical Systems
         -  Medical Analysis
         -  Mold Making
         -  Tooling

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

MARKETING, DISTRIBUTION AND CUSTOMERS

         The focus of our marketing begins with the identification of customer needs. We feature a broad array of products that allow us to meet the precise needs of engineers, designers, educators, marketers and manufacturers. Our broad range of products begins with what we believe is the industry's lowest priced system, the Dimension at $29,900, and moves to the high performance FDM Maxum priced at $250,000. We currently have five other products between these price points, meeting a variety of material, size and performance criteria.

         We have sold systems to the following representative customers:

General Motors Corporation                  Harley Davidson
Intel                                       Georgia Tech
Boeing                                      Xerox
University of Wisconsin - Madison           InFocus
Callaway Golf                               Lockheed Martin
Lego                                        Lever
Honda                                       Ford Motor Company
St. Jude Medical                            NASA

    We have also sold systems to service bureaus, universities and distributors in the United States and abroad. We sell complete rapid prototyping systems as well as supplies and services.

    We use a variety of tactical marketing methods to reach potential customers:

-  Web-based marketing                        -  advertisements
-  trade magazine articles                    -  direct mailings
-  brochures                                  -  trade show demonstrations
-  telemarketing programs                     -  Web sites
-  videos                                     -  www.Stratasys.com
-  press releases                             -  www.Dimensionprinting.com

    In addition, we have developed domestic and international on-site demonstration capabilities.

    Domestically, we sell directly to our customers. In 1997, we organized our domestic FDM sales force into three regions. Salespersons and management reside in the regions they service. In addition, Dimension resellers have been assigned to managers within this regional framework. We market internationally through a network of distributors and sales representatives. During the years ended December 31, 2001, 2000, and 1999, export sales amounted to approximately $19,283,900, $18,606,700 and $19,753,300 respectively.

    No customer accounted for more than 10% of sales in 2001, 2000, or 1999.

WARRANTY AND SERVICE

    We provide a 90-day warranty on our systems sold domestically and a one-year warranty on those sold internationally. In addition, we offer annual service and maintenance contracts for our systems. The service contracts include updates of our software systems. Annual service contracts for our systems are priced from $2,500 to $50,000.

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

    We maintain an inventory of most of our necessary supplies, which facilitates the assembly of products required for production. Our sole current supplier of the X-Y tables for the FDM 2000, FDM 3000 and FDM 8000 systems is Asymtek; and our sole current supplier of the FDM head motors is MircoMo Electronics, Inc. We also have sole suppliers for two key components of our FDM Maxum system. We consider all of these suppliers to be reliable. Nevertheless, we maintain an inventory of such components to support continued supply. Furthermore, we believe that the supplier of the X-Y Stage could be replaced by in-house design and production of the part within a three-month period, if necessary; and we could employ FDM head motors from other suppliers by modifications to the design of the FDM systems. In-house development to replace the vendors of the Maxum components would take four to eighteen months to accomplish. In regard to other parts and materials, we use multiple sources of supply and do not believe that we are dependent on any single supplier. Although we believe that we maintain adequate inventories of vendor-specific materials, the loss of a supplier of such vendor-specific materials or compounds could result in a delay in the manufacture and delivery of those materials and compounds resulting from the need to retest and recertify products supplied by one or more new vendors. We consider our relationships with our suppliers to be good.

RESEARCH AND DEVELOPMENT

    We believe that ongoing research and development efforts are essential to our continued success. Accordingly, our engineering development efforts will continue to focus on improvements to the FDM technology and development of new modeling processes, materials, software and products. We have devoted significant time and resources to the development of a universally compatible and user-friendly software system. To date, much of our activity has been focused on research and development. For the years ended December 31, 2001, 2000 and 1999, our research and development expenses were approximately $4,915,000, $6,367,000, and $6,583,000, respectively.

    Our filament development and production operation is located at our facility in Eden Prairie, Minnesota. We regard the filament formulation and manufacturing process as a trade secret, and we hold patent claims on filament usage in our products.

INTELLECTUAL PROPERTY

    We consider our proprietary technology to be material to the development, manufacture, and sale of our products and seek to protect our technology through a combination of patents and confidentiality agreements with our employees and others. Scott Crump, our President and CEO, was granted two U.S. patents that cover many claims relating to various aspects of our products, FDM technology and the associated modeling process. The term of one patent lasts until June 9, 2009, and the term of the other lasts until August 23, 2011. The patents have been assigned to us. In addition, other employees have assigned us patents and patent applications for other rapid prototyping processes and apparatuses associated with the FDM process. As part of our purchase of rapid prototyping technology assets from IBM, we were also assigned the rights and title to three patents developed by IBM, which cover the Genisys system and which we believe will further augment several of our other product lines. We recorded these patents domestically and are in the process of recording them in certain foreign countries. The terms of these patents extend until June 7, 2005, April 12, 2011, and May 17, 2011. In total, we currently own 22 primary U.S. patents. Corresponding patent applications covering the same claims that are contained in our issued patents have been initiated in various foreign countries. Other foreign patent applications have also been filed, including the patent applications assigned to us by IBM.

    Our registered trademarks include:

                              REGISTERED TRADEMARKS

-  Stratasys, Inc.                               -  AutoGen
-  3D Modeler                                    -  FDMM
-  QuickSlice                                    -  FDC
-  3D Plotter                                    -  BMD
-  3D Visualizer                                 -  FDM Quantum
-  FDM                                           -  Genisys

    Other trademarks include:

-  FDM Maxum                                     -  3D Printer
-  BASS                                          -  Prodigy
-  Catalyst                                      -  WaterWorks
-  Insight                                       -  SupportWorks
-  Prodigy Plus                                  -  Dimension

    Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have also been filed in Japan and the European Community.

    We have also registered the following Internet domain names:

-  prototype.com                              -  webmodeling.com
-  webprototypes.com                          -  3D-fax.com
-  3DPrinter.com                              -  Stratasys.com
-  Dimension printing.com

WORKING CAPITAL PRACTICES

    We do not engage in unusual practices regarding inventories, receivables or other items of working capital.

BACKLOG

    Our total backlog of system orders at December 31, 2001 was less than $500,000, as compared with approximately $7.0 million at December 31, 2000. We estimate that most of our backlog will ship in 2002.

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

    Our competitors employ a number of different technologies in their rapid prototyping devices. 3D Systems, D-MEC, Mitsui and Teijin Seiki Co. use stereolithography in their products. 3D Systems introduced the first rapid prototyping product. We believe that 3D Systems has accounted for approximately 29% of rapid prototyping units sold to date. DTM Corporation, purchased by 3D Systems in 2001, and EOS produce machines that use lasers to sinter or harden powdered material. Z Corp. uses inkjet technology to sinter powdered materials. Sanders Prototype, Inc. and 3D Systems have developed prototyping systems that use inkjet technology to deposit wax material layer by layer, which can be used in an office environment. A smoothing or milling process is required between each deposited layer to maintain accuracy in these processes. We believe that our FDM and Genisys technologies have important advantages over our competitors' products. These advantages include:

    -  the ability to be used in an office environment

    -  the availability of multiple strong modeling materials

    -  a one-step modeling process

    -  ease of use

    -  automated support removal

    Certain of our competitors have greater financial and marketing resources than we have. We believe that in 2001 we were the second largest in the industry in terms of both unit shipments and revenues.

EMPLOYEES

    As of March 11, 2002, we had 186 full-time employees and four subcontractors or temporary employees. While we have separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and we have not experienced a work stoppage. We believe our employee relations are good.

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

ITEM 2.  PROPERTIES.

         Our executive offices and production facilities presently comprise approximately 89,856 square feet in two adjacent buildings in Eden Prairie, Minnesota, near Minneapolis. We occupy a 27,756 square foot facility under a lease that was to expire July 31, 2002. In 2001 we extended this lease until July 31, 2004. Currently monthly base rent on this facility is $15,100, which will increase in August 2002 to $15,680 per month. This facility used for R&D, administrative, marketing, and sales activities.

         On August 1, 2001, we purchased our manufacturing facility and land for approximately $2,990,000. We had previously leased this facility since October 1996, and prior to 2002 had subleased approximately 25% of this facility. The facility consists of 62,100 square feet, and is used for machine assembly, filament production, inventory storage, operations, sales support, and administration. The facility is subject to a mortgage agreement with a bank that provided a loan of $2,287,500. Monthly payments on this loan are $18,396, and the loan is collateralized by the property.

         We opened two regional sales offices in 1997. We occupy 2,889 square feet of space in Southfield, Michigan, a suburb of Detroit. We renewed this lease in June 2001 for a three-year term that expires on June 14, 2004. Base monthly rent under this lease is $5,056, which increased to $5,176 per month for a one-year period commencing in June 2002. We occupy 2,504 square feet of space in Ontario, California. We renewed this lease on September 1, 2000 for a two year period expiring on August 31, 2002. Monthly base rent on this facility was $3,180 through August 2001, and increased to $3,310 per month for the remainder of the lease. We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at these facilities.

         In November 1997, our German subsidiary entered into a lease to occupy 4,360 square feet of space in Frankfurt, Germany. The lease expires in November 2002, with base monthly rent of approximately $6,400.

ITEM 3.  LEGAL PROCEEDINGS.

    We are not a party to any pending legal or administrative proceeding, and our property is not subject to any such proceeding, other than actions arising in the ordinary course of our business, which we believe are not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

    No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    Our common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System National Market ("Nasdaq") under the symbol SSYS and is traded on The Pacific Exchange Inc. under the symbol SAS.

    The following table sets forth the high and low closing bid prices of the Company's common stock for each quarter from January 1, 2000 through the fiscal year ended December 31, 2001.

                                                HIGH     LOW
                                                ----     ---
                                                BID PRICES $
                                                ------------

Fiscal Year Ended December 31, 2001
January 1, 2001 - March 31, 2001               3.531    2.25
April 1, 2001 - June 30, 2001                  3.71     2.50
July 1, 2001 - September 30, 2001              4.71     2.82
October 1, 2001 - December 31, 2001            7.84     2.96

Fiscal Year Ended December 31, 2000
January 1, 2000-- March 31, 2000...........    12.75    7.375
April 1, 2000-- June 30, 2000..............    9.500    5.688
July 1, 2000-- September 30, 2000..........    7.625    5.375
October 1, 2000-- December 31, 2000........    6.000    2.063

    There were approximately 169 stockholders of record of our common stock as of March 15, 2002.

DIVIDENDS

    We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. We intend to retain earnings, if any, to support the growth of our business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The selected consolidated financial data as of and for the five-year period ended December 31, 2001, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2001, and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                         (IN THOUSANDS, EXCEPT PER SHARE
                                                    AMOUNTS)
                                        2001      2000    1999    1998    1997
                                        -----    ------  ------  ------  ------
Statement of Operations Data:
Sales..............................     37,572   35,611  37,587  32,437  29,636
Gross Profit.......................     23,001   21,948  24,675  21,347  19,940
Selling, general and administrative     14,598   15,233  15,611  15,320  14,676
expenses............
Research and development...........      4,915    6,367   6,583   5,944   5,055
Purchased  in-process research  and
development........................         --       --   --     6,513       --

Operating income (loss)............      3,488      349   2,481  (6,429)    209
Net income (loss)..................      2,513      988   2,144  (3,318)    515
Net income (loss) per basic share..        0.46   0.18    0.37   (0.55)   0.09
Weighted   average   basic   shares      5,462    5,527   5,776   6,072   5,726
outstanding........................
Net income (loss) per diluted share       0.46    0.17    0.37   (0.55)   0.09
Weighted  average  diluted   shares      5,493    5,684   5,779   6,072   6,016
outstanding.......................

                                        2001      2000    1999    1998    1997
                                        -----    ------  ------  ------  ------
                                                  (IN THOUSANDS)
Balance Sheet Data
Working Capital....................     21,594   20,014  19,567  18,655  26,357
Total Assets.......................     41,951   37,582  37,113  41,190  38,984
Long term debt (less current
portion)...........................      2,216      130     318     193     136
Stockholders' equity...............     31,303   29,226  28,783  28,103  33,087

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We develop, manufacture, and market a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, our growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for us. Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping devices and applications that meet the needs of its current and prospective customers. New product developments will focus on various rapid prototyping devices, modeling materials, and software enhancements. We anticipate that in 2002 our primary business strategy will focus on expanding international and domestic sales of our existing family of rapid prototyping devices, while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software.

     In May 2001 we introduced the FDM Titan and began commercial shipments in June 2001. Titan is a rapid prototyping system that produces parts in polycarbonate. In January 2002, we announced that Titan would also have the capabilities to model in ABS. We expect to introduce other materials on the Titan platform in the future. Parts made of polycarbonate offer superior strength, temperature, and chemical resistance, and thus are ideal for demanding functional testing in extreme environments.

     We introduced the Dimension in February 2002. Dimension offers ABS modeling capabilities in a 3-D Printer platform. The part output from 3-D printers offered by our competitors has tended to be extremely fragile. Dimension allows users to create parts from ABS, which offers parts having the strength required for true form, fit and function testing. We believe that Dimension, introduced at $29,900, is the lowest priced system in the rapid prototyping market.

     In March 2002 we introduced the Prodigy Plus. This system incorporates our WaterWorks soluble support system on the Prodigy platform, and is further enhanced by the addition of our Insight software, which offers speed and performance improvements over those of our Benchtop systems. Commercial shipments are expected to commence in May 2002.

     Net revenue in 2001 derived from our rapid prototyping devices, modeling materials, and maintenance increased by $1,961,035, or 5.5%, over the revenue reported in the prior year. However, gross unit shipments declined to 277 from 297 gross unit shipments in 2000, as we shipped considerably more high-end systems such as Titan in 2001. Our gross profit declined slightly to 61.2% of sales in 2001 from 61.6% in 2000, as the average selling price of many of our older product lines declined as compared with 2000 and our manufacturing overhead expenses increased. The mix shift to sales of our high-end systems was not sufficient to offset these other trends. In any given period, our gross profit can be significantly impacted by shifts in our product mix and sales volume.

     We had a layoff in January 2001 that reduced our headcount of employees and contractors by approximately 8%. The goal of this downsizing was to position our company for greater profitability as we improved our top line growth. This downsizing, accompanied by other expense cuts, resulted in reduced levels of spending on both research and development ("R&D") and on our selling, general and administrative ("SG&A") expenses in 2001. R&D expenditures amounted to $4,915,098 in 2001 as compared with $6,366,800 in 2000, and as a percentage of sales declined to 13.1% of revenue in 2001 from 17.9% of revenue in 2000. SG&A expenses declined to $14,597,862 in 2001 from $15,232,662 in 2000, and as a percentage of sales declined to 38.9% of revenue in 2001 from 42.8% of revenue in 2000. On revenue growth of $1,961,035 in 2001 as compared with 2000, our operating profit improved by $3,138,805, or almost 900%, as compared with the operating profit reported in 2000.

     Our strategy in 2002 is to expand our position in the 3-D printing market and our other core businesses. We anticipate that we will continue to control our expenses while we expand our revenue growth. We believe that the 3-D printing market represents a significant growth area. With the introduction of Dimension, we believe that this product will have a significant positive impact on our 2002 results. However, since the market for this product is unproven, we may not be able to achieve the anticipated benefits from the introduction of the Dimension. We remain fully committed to the continued growth of our historic core business, which is represented by our Maxum, Titan, Prodigy Plus, and FDM 3000 systems. We also believe that our service, consumable, and maintenance revenues derived from all our systems will also improve over the results attained in 2001. However, we continue to be concerned about the pace of the economic recovery from the capital goods recession that we and other capital equipment manufacturers have experienced for the past year. Our ability to implement our strategy is subject to numerous uncertainties, many of which are described in this Management's Discussion and Analysis and in the "Forward Looking Statements and Factors That May Affect Future Results of Operations Risks" of this Form 10-K. We cannot ensure you that our efforts will be successful.

     In addition to the uncertainly of future revenues from new or existing products, expenses associated with the new product launch of Dimension should cause some increase to SG&A expenses in 2002 over the run rates recorded over the past several quarters. Many of these expenses will be incurred in the first half of 2002, before we recognize any significant revenue from the Dimension. Therefore, we expect that our operating margins will be negatively impacted in the first half, and possibly the full year, of 2002 as compared with 2001. Additionally, depending upon product mix, there could be a negative impact on gross margins throughout the year, since gross margins are not consistent across all product lines.

     Our operating results could be adversely affected if the downturn in general economic conditions experienced by most capital equipment manufacturers in 2001 were to continue in 2002. Our expense levels are based in part on our expectations of future revenues. Our planning assumes that the economic conditions affecting capital equipment manufacturers will not decline from the levels of 2001, and will slowly improve by mid-2002. If general economic conditions should worsen or the recovery takes longer than we expect, the revenues we recognize could be severely impacted. Additionally, our backlog is limited and will have a minimal effect on our 2002 results. These factors may lead to operating losses in certain quarters, and reduced operating and gross profits as compared with the results reported in 2001. While we have adjusted, and will continue to adjust, our expense levels based on revenues, fluctuations in revenues in a particular period could adversely impact our operating results.

     We believe that the rapid prototyping industry is growing at approximately 5-10% per year and that 3-D printers and office modelers account for more than 30% of the total units of rapid prototyping systems shipped. Furthermore, we believe the 3-D Printing segment of this market is the fastest growing component of the market, and that our Dimension system, based upon price and performance, is positioned to capture an increased share of this market. We believe that there is a long-term trend toward lower priced rapid prototyping systems capable of producing functional prototypes. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping and concept-modeling needs. Certain market segments in the industry have not demonstrated significant pricing sensitivity. These segments are more interested in modeling envelope size, modeling material, throughput, part quality, part durability, and rapid tooling, which should allow growth to continue for higher priced rapid prototyping systems that address these needs, such as our Maxum and Titan systems.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                  For the years ended December 31,


                                                         2001       2000

Net sales                                               100.0%      100.0%
Cost of sales                                            38.8%       38.4%
Gross margin                                             61.2%       61.6%
Selling, general, and administrative expenses            38.9%       42.8%
Research & development expense                           13.1%       17.9%
Operating income                                          9.3%        1.0%
Other income                                               .1%        1.6%
Income before taxes                                       9.4%        2.6%
Income taxes (benefit)                                    2.7%        (.2%)
Net income                                                6.7%        2.8%

Net Sales

     Net sales for the year ended December 31, 2001 were $37,571,582, compared with sales of $35,610,547 for the year ended December 31, 2000. This represents an increase of $1,961,035, or 5.5%. Sales of our Benchtop systems were strong in 2001, and constituted our largest product line. However, sales of these systems declined when compared with the prior year. Maxum, Titan and Prodigy system sales also contributed significantly to our 2001 results, with Prodigy showing the strongest year over year growth of any of our systems that were available in 2000. Revenues from consumable and maintenance also increased in the twelve months ended December 31, 2001 as compared with the same 2000 period. Maintenance and materials revenues were enhanced by the larger installed base of systems, customer satisfaction with ABS, WaterWorks, polycarbonate, and other material selections, and continued emphasis on the sale of maintenance contracts.

     Our gross shipments of systems amounted to 277 systems in 2001 compared with 297 systems in 2000. System sales in 2001 included gross shipments of all systems, including trade-in and upgrades. The average selling price of our systems increased in 2001 as compared with 2000, and was significantly influenced by sales of our Titan and Prodigy systems. Product mix can dramatically affect the average selling price in any period. We ended 2001 with an order backlog under $500,000 compared with an order backlog of approximately $7,000,000 at December 31,

2000. However, not all the 2000 backlog shipped in 2001, and a number of customers cancelled orders due to declining business conditions.

     Domestic sales accounted for approximately 51% of total revenue in 2001, down from the 52% recorded in 2000. In the United States, the eastern and central regions recorded the highest revenue. Europe accounted for approximately 21% of total revenue in 2001, an improvement from 19% of revenue recorded in 2000. Our combined Asia-Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 24% of total revenue, comparable to the 24% attained in 2000. The Asia-Pacific region benefited from an approximately $1 million order for multiple Maxum systems that shipped at the end of the year. This was the largest order in the history of our Company. We believe that 2002 sales into our Asia Pacific and European regions will remain strong, and that United States market will improve by the third quarter of the year. However, our future sales and profitability could be adversely impacted by declining economic conditions in any of these regions.

Gross Profit

     Gross profit increased to $23,000,767, or 61.2% of sales, in the year ended December 31, 2001, compared with $21,948,464, or 61.6% of sales, in the year ended December 31, 2000. This represents an improvement of $1,052,303, or 4.8%. Gross profit improved due to a shift in our product mix to higher-priced systems that have better margins. This would include systems such as our Maxum and Titan, the sales of which were especially strong in the fourth quarter of the year. Increased overhead expenses and write-offs of approximately $660,000 of inventory for obsolescence and scrap negatively impacted margins in 2001.

Operating Expenses

     SG&A expenses decreased to $14,597,862 for the year ended December 31, 2001, from $15,232,662 for the year ended December 31, 2000. This represents a decrease of $634,800, or 4.2%. Reductions to salaries and wages, travel, and general office expenses accounted for much of the decrease in 2001 as compared with 2000.

     R&D expenses declined to $4,915,098 for the year ended December 31, 2001 from $6,366,800 for the year ended December 31, 2000. The decrease in 2001 from 2000 amounted to $1,451,702, or 22.8%. Decreases for salaries, wages, benefits, and contract labor accounted for most of the reductions, a direct result of our January 2001 layoff where we reduced our staff by approximately 8%.

     Our operating income for the year ended December 31, 2001 amounted to $3,487,807, or 9.3% of sales, compared with operating income of $349,002, or 1.0% of sales, for the year ended December 31, 2000.

Other Income

      Other income and expense netted to $35,250 in 2001 compared with $576,886 in 2000. Interest income amounted to $306,068 in 2001 compared with $551,841 in 2000. The reduction in interest income was primarily due to the reduction to interest rates that occurred throughout 2001. Interest expense increased to $103,732 in 2001 from $69,545 in 2000, primarily due to interest on the mortgage for the acquisition of our manufacturing facility.

Net Income

     For the reasons cited above, net income for 2001 amounted to $2,513,185, or 6.7% of sales, compared with net income of $988,301, or 2.8% of sales in 2000. This resulted in 2001 income per diluted common and common share equivalent of $.46 compared income per diluted common and common equivalent share of $. 17 for the period ended December 31, 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                      FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                     --------------------
                                                       2000        1999
                                                     -------      -------
Net sales.......................................      100.0%       100.0%
Cost of sales...................................       38.4%        34.4%
Gross margin....................................       61.6%        65.6%
Selling, general, and administrative expenses...       42.5%        41.5%
Research & development expense..................       17.9%        17.5%
Operating income................................        1.2%         6.6%
Other income....................................        1.4%         1.1%
Income before taxes.............................        2.6%         7.7%
Income taxes (benefit)..........................        (.2)%        2.0%
Net income......................................        2.8%         5.7%

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

    Domestic sales accounted for approximately 52% of total revenue in 2000, comparable to the 52% recorded in 1999. In the United States, the central region recorded the highest revenue. Europe accounted for approximately 19% of total revenue in 2000, an improvement from 18% of revenue recorded in 1999. Our combined Asia-Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 23% of total revenue, down from the 29% attained in 1999. We believe that year 2001 sales into our Asia Pacific and European regions will remain strong. No assurances, however, can be given that future sales and profitability will not be adversely impacted by the economic conditions of these regions.

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

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities during 2001 provided cash of $6,244,376, primarily reflecting our net income of $2,513,185, a decrease in inventories of $1,464,046, and an increase to unearned maintenance revenues of $192,416. Unearned maintenance revenues increased as a result of continued selling emphasis and larger installed base of customers. An increase to accounts receivable used cash of $636,223 in 2001. The increase to accounts receivable was due to a significant number of shipments late in the fourth quarter, coupled with heavier international sales throughout the year. International sales generally take longer to collect than domestic ones. Operating activities during 2000 provided cash of $663,286, primarily reflecting our 2000 net income of $988,301, an increase to unearned maintenance contracts of $391,752, and a decrease in accounts receivable of $259,742. An increase to inventory balances used cash of $2,455,553 in 2000.

     Our investing activities used cash of $4,429,215 in 2001, reflecting the acquisition of property and equipment of $3,928,177 and the payments for intangible assets, including patents, of $501,038. We purchased our manufacturing facility and surrounding land for approximately $3,100,000 in 2001. Our investing activities provided cash of $4,445,221 in 2000, including net proceeds of $6,000,620 from the sale of marketable securities. In 2000 we used cash to acquire property and equipment and for payments of intangible assets of $978,359 and $577,040, respectively

      In 2001 our financing activities provided cash of $1,670,346, which included proceeds from a mortgage payable of $2,287,500. We used cash for the purchase of treasury stock and for payments of obligations under capital leases of $449,439 and $187,692, respectively. In 2000, our financing activities used net cash of $878,915, which included $731,135 for the purchase of treasury stock under our stock buyback program and $230,229 for payments of obligations under capital leases.

     The net increase in cash in 2001, for the reasons cited above, amounted to $3,474,092. In 2000, the net increase in cash amounted to $4,204,907. Our ending cash and cash equivalents balance as of December 31, 2001 and 2000 was $10,211,398 and $6,737,306, respectively.

     In 2002 our cash will be used for working capital purposes; for improvements to our manufacturing facility; for new product development and sustaining engineering; for the acquisition of equipment, including production equipment, tooling, and computers; for the purchase of intangible assets, including patents; for increased selling and marketing activities, especially as they relate to the Dimension product launch and market development; and for our common stock buyback program. We purchased 88,400 shares of our common stock for an aggregate cost of $449,439 in 2001. In February 2002 we announced a new buyback program for up to $1,000,000 of our stock, and increased that to $2,000,000 in March 2002. Through March 15, 2002, we have purchased approximately $1,900,0000 of our common stock under the $2,000,000 authorization. While we believe that the primary source of liquidity in 2001 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

     As of December 31, 2001, we had gross accounts receivable of $12,695,626, less an allowance of $562,888 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, at December 31, 2001, large balances were concentrated with certain international distributors. Default by one or more of these distributors would result in a significant charge against our current reported earnings. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.

     Our total current assets amounted to $30,026,597 at December 31, 2001, the majority of which consisted of cash, cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $8,432,349. Our debt is minimal, consisting of a mortgage payable of $2,270,977 and principal payments due under a capital lease of $130,320. We will pay off the capital lease by the end of 2002. We estimate that we will spend approximately $1,300,000 in 2002 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. As of December 31, 2001, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending December 31, 2002 should amount to approximately $2,200,000. We intend to finance these purchases from existing funds or from cash flows from operations.

INFLATION

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

FOREIGN CURRENCY TRANSACTIONS

     Prior to 2001, substantially all of our recognized revenues from foreign sales were invoiced in United States dollars. Therefore, our exposure to foreign currency exchange rates was immaterial. Commencing in late 2000 and continuing throughout 2001, we began to invoice sales in certain regions to euros. Our reported results have been subject to fluctuations based upon changes in the exchange rates of these currencies in relation to the United States dollar. We have hedged using forward foreign exchange contracts in both the second and third quarters of 2001, although both involved relatively small positions. We will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risk but there can be no assurances that we will be fully protected against material foreign currency fluctuations. Translation exposure to our balance sheet with respect to foreign operations is not hedged. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     All statements herein that are not historical facts or that include such words as expect, anticipate, project, estimates or believes or other similar words are forward-looking statements deemed by us to be covered by and to qualify for the safe harbor protection covered by the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems, services and consumables, our ability to maintain our gross margins on these sales, and our plans and objectives to introduce new products, control expenses, improve the quality and reliability of our systems, and improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we (1) will be able to continue to introduce new rapid prototyping systems acceptable to the market and improve our existing technology and software in our current product offerings,
(2) will be able to successfully launch the new Dimension product, and that the market will accept this product, (3) will be able to maintain our gross margins on our present products, (4) will be able to control our operating expenses, and
(5) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering, selling, manufacturing or other budgets, which may in turn affect our results of operations or the success of our new product development and introduction. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since we frequently receive the majority of our orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 9, 2002.

ITEM 11.  EXECUTIVE COMPENSATION.

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 9, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 9, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 9, 2002.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS

     1. Financial Statements --

Independent Auditors Report.........................................................................       F-1
Consolidated Balance Sheets December 31, 2001 and 2000..............................................       F-2
Consolidated Statements of Operations Years ended December 31, 2001, 2000 and 1999..................       F-3
Consolidated Statements of Stockholders' Equity Years ended December 31, 2001, 2000 and 1999........       F-4
Consolidated Statements of Cash Flows Years ended December 31, 2001, 2000 and 1999..................       F-5
Notes to Consolidated Financial Statements..........................................................       F-7

     2. Financial Statement Schedule --

Schedule II-- Valuation and Qualifying Accounts.....................................................      F-20

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

     3.  Exhibits


 EXHIBIT
   NO.                                     DESCRIPTION
--------                                   -----------
   3.1     Restated Certificate of incorporation of the Company.(3)
   3.2     Amendment to Certificate of Incorporation of the Company.(6)
   3.3     By-Laws of the Company.(1)
  10.1     Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)
  10.2     Non-Competition Agreement between the Company and S. Lisa Crump, dated October 15, 1990.(1)
  10.3     Employee Confidentiality Agreement between the Company and S. Scott
           Crump, dated October 15, 1990.(1)
  10.4     Employee Confidentiality Agreement between the Company and Lisa
           Crump, dated October 15, 1990.(1)
  10.5     Stratasys, Inc. Employee Stock Option Plan #1.(1)
  10.6     Amended and Restated Stratasys, Inc. 1994 Stock Plan.(3)
  10.7     Second Amended and Restated Stratasys, Inc. 1994-2 Stock Plan.(8)
  10.8     Stratasys, Inc. 1998 Incentive Stock Option Plan.(10)
  10.9     Asset Purchase Agreement between the Company and IBM dated
           January 1, 1995.(4)
 10.10     Stratasys, Inc. 2000 Incentive Stock Option Plan.(13)
 10.11     Equipment Lease Agreement between the Company and IBM dated
           January 1, 1995.(4)
 10.12     Assignment, dated October 23, 1989, from S. Scott Crump to the
           Company with respect to a patent application for an apparatus and method for creating three-dimensional objects.(7)
 10.13     Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects.(7)
 10.14     Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb,
           William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support


           removal for three-dimensional modeling.(7)

 10.15     Lease between the Company and Welsh Edenvale Partners '86, dated
           October 9, 1992.(1)
 10.16     Amendment #4 to Lease between the Company and Welsh Edenvale
           Partners '86, dated October 9, 1992, between the Company and
           Carpenter Land Company LLP, dated July 27, 1998.(14)
 10.17 Warrant Purchase Agreement by and among the Company and certain holder's of the Company's Warrants dated September 30, 1998.(11)
 10.18     Technology Sale and Assignment Agreement, between the Company and
           SEK Technologies LLC, dated as of December 21, 1998.(12)
 10.19 User Agreement, between the Company and SEK Technologies LLC, dated as of August 21, 1997.(12)
 10.20     Option Agreement, between the Company and SEK Technologies LLC, dated
           August 21, 1997.(12)
 10.21 Form of Registration Rights Agreement, between the Company and holders of Investment Units in SEK Technologies LLC, dated as of January 4, 1999.(12)
  21.1     Subsidiaries of the Company.(14)
  23.1     Consent of Rothstein, Kass & Company, P.C.

------------

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

(b)  REPORTS ON FORM 8-K

     None.

                        STRATASYS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2001 AND 2000

STRATASYS, INC. AND SUBSIDIARIES

CONTENTS

===============================================================================

Independent Auditors' Report                                             F-1

Consolidated Financial Statements

    Balance Sheets                                                       F-2

    Statements of Operations                                             F-3

    Statements of Stockholders' Equity                                   F-4

    Statements of Cash Flows                                         F-5-F-6

    Notes to Financial Statements                                   F-7-F-19

    Schedule II - Valuation and Qualifying Accounts and Reserves        F-20

INDEPENDENT AUDITORS' REPORT

Board of Directors
Stratasys, Inc.

We have audited the accompanying consolidated balance sheets of Stratasys, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows and financial statement schedule for each of the three years in the period ended December 31, 2001. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratasys, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                             /S/ ROTHSTEIN, KASS & COMPANY

Roseland, New Jersey
February 1, 2002

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

===============================================================================================
DECEMBER 31,                                                           2001           2000
-----------------------------------------------------------------------------------------------

ASSETS

Current assets
  Cash and cash equivalents                                      $  10,211,398     $  6,737,306
  Accounts receivable, less allowance for returns and
   doubtful accounts of $562,888 in 2001 and $458,359
   in 2000                                                          12,132,738       11,496,515
  Inventories                                                        6,877,582        9,102,818
  Prepaid expenses                                                     558,879          673,230
  Deferred income taxes                                                246,000          229,000
                                                                 -------------------------------
      Total current assets                                          30,026,597       28,238,869
                                                                 -------------------------------
Property and equipment, net                                          6,006,529        2,905,620
                                                                 -------------------------------

OTHER ASSETS
  Intangible assets, net                                             3,288,222        3,521,561
  Deferred income taxes                                              2,363,000        2,687,000
  Other                                                                266,997          228,681
                                                                 -------------------------------
                                                                     5,918,219        6,437,242
                                                                 -------------------------------
                                                                 $  41,951,345     $ 37,581,731
                                                                 ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Obligations under capital leases, current portion              $     130,320     $    187,692
  Mortgage payable, current portion                                     54,994
  Accounts payable and other current liabilities                     3,736,284        3,719,309
  Unearned maintenance revenues                                      4,510,751        4,318,335
                                                                 -------------------------------
      Total current liabilities                                      8,432,349        8,225,336
                                                                 -------------------------------
Long-term liabilities
  Obligations under capital leases, less current portion                                130,320
  Mortgage payable, less current portion                             2,215,983
                                                                 -------------------------------
                                                                     2,215,983          130,320
                                                                 -------------------------------

COMMITMENTS

Stockholders' equity
  Common stock, $.01 par value, authorized 15,000,000 shares;
   issued 6,133,294 shares in 2001 and 6,125,994
   shares in 2000                                                       61,333           61,260
  Capital in excess of par value                                    32,943,974       32,907,547
  Retained earnings (deficit)                                        1,797,606         (715,579)
  Accumulated other comprehensive loss                                 (72,084)         (48,776)
  Less cost of treasury stock, 740,400 shares in
  2001 and 652,000 shares in 2000                                   (3,427,816)      (2,978,377)
                                                                 -------------------------------
      Total stockholders' equity                                    31,303,013       29,226,075
                                                                 -------------------------------
                                                                 $  41,951,345     $ 37,581,731
                                                                 ===============================

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

====================================================================================================
YEARS ENDED DECEMBER 31,                                2001             2000              1999
----------------------------------------------------------------------------------------------------

SALES                                              $  37,571,582     $  35,610,547     $  37,586,938

Cost of sales                                         14,570,815        13,662,083        12,911,900
                                                   --------------------------------------------------
Gross profit                                          23,000,767        21,948,464        24,675,038
                                                   --------------------------------------------------

COSTS AND EXPENSES
  Research and development                             4,915,098         6,366,800         6,583,120
  Selling, general and administrative                  4,597,862        15,138,072        15,611,257
                                                   --------------------------------------------------
                                                      19,512,960        21,504,872        22,194,377
                                                   --------------------------------------------------

OPERATING INCOME                                       3,487,807           443,592         2,480,661
                                                   --------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest and other income                              306,068           551,841           452,855
  Interest and other expense                            (270,818)          (69,545)          (43,867)
                                                   --------------------------------------------------
                                                          35,250           482,296           408,988
                                                   --------------------------------------------------

Income before income taxes (benefit)                   3,523,057           925,888          ,889,649

Income taxes (benefit)                                 1,009,872           (62,413)          746,000
                                                   --------------------------------------------------

NET INCOME                                         $   2,513,185     $     988,301     $   2,143,649
                                                   ==================================================

Income per common and common equivalent share
  Basic                                            $        0.46     $        0.18     $        0.37
                                                   ==================================================
  Dilluted                                         $        0.46     $         0.17    $        0.37
                                                   ==================================================

Weighted average number of common and
common equivalent shares outstanding
  Basic                                                5,461,989          5,527,144        5,775,945
                                                   ==================================================
  Diluted                                              5,492,852          5,684,318        5,779,340
                                                   ==================================================

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

================================================================================================
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
------------------------------------------------------------------------------------------------

                                                                    CAPITAL IN     RETAINED
                                                COMMON STOCK        EXCESS OF      EARNINGS
                                              SHARES     AMOUNT     PAR VALUE      (DEFICIT)

Balances, January 1, 1999                     6,100,524  $ 61,005  $ 32,710,484  $ (3,847,529)

Exercise of stock options                         1,437        15         2,271

Net income                                                                          2,143,649

Other comprehensive loss
Cumulative translation adjustment

Total comprehensive income

Purchase of 405,300 shares of treasury stock
                                              --------------------------------------------------

Balances, December 31, 1999                   6,101,961    61,020    32,712,755    (1,703,880)

Exercise of stock options and warrants           24,033       240        82,209

Warrants issued for services                                            112,583

Net income                                                                            988,301

Other comprehensive loss
Cumulative translation adjustment                                                      (9,168)

Total comprehensive income

Purchase of 109,400 shares of treasury stock
                                              --------------------------------------------------
Balances, December 31, 2000                   6,125,994    61,260    32,907,547      (715,579)


Exercise of stock options                         7,300        73        36,427

Net income                                                                          2,513,185

Other comprehensive loss
Cumulative translation adjustment


Total comprehensive income

Purchase of 88,400 shares of treasury stock
                                              --------------------------------------------------
Balances, December 31, 2001                   6,133,294  $ 61,333  $ 32,943,974    $1,797,606
                                              ==================================================

                                              ACCUMULATED
                                                OTHER
                                              COMPREHENSIVE     TREASURY                       COMPREHENSIVE
                                                 LOSS             STOCK             TOTAL        INCOME
Balances, January 1, 1999                     $ (38,956)     $   (781,927)       $ 28,103,077

Exercise of stock options                                                               2,286

Net income                                                                          2,143,649      $ 2,143,649

Other comprehensive loss
Cumulative translation adjustment                  (652)                                 (652)            (652)
                                                                                                    -----------
Total comprehensive income                                                                          $ 2,142,997
                                                                                                    ===========
Purchase of 405,300 shares of treasury stock                   (1,465,315)         (1,465,315)
                                              ------------------------------------------------

Balances, December 31, 1999                     (39,608)       (2,247,242)         28,783,045

Exercise of stock options and warrants                                                 82,449

Warrants issued for services                                                          112,583

Net income                                                                            998,301      $    988,301

Other comprehensive loss
Cumulative translation adjustm                   (9,168)                               (9,168)           (9,168)
                                                                                                   -------------
Total comprehensive income                                                                         $    979,133
                                                                                                   =============
Purchase of 109,400 shares of treasury stock                     (731,135)          (731,135)
                                               -----------------------------------------------------------------

Balances, December 31, 2000                     (48,776)       (2,978,377)        29,226,075

Exercise of stock options                                                             36,500

Net income                                                                         2,513,185        $ 2,513,185

Other comprehensive loss
Cumulative translation adjustment               (23,308)                             (23,308)           (23,308)
                                                                                                    ------------
                                                                                                    $ 2,489,877
                                                                                                    ============

                                                                 (449,439)           (449,439)
                                              --------------------------------------------------
                                              $ (72,084)     $ (3,427,816)       $ 31,303,013
                                              ==================================================

See accompanying notes to consolidated financial statements

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

==========================================================================================================
YEARS ENDED DECEMBER 31,                                       2001              2000          1999
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net income                                                 $  2,513,185     $   988,301     $  2,143,649
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Deferred income taxes                                         307,000        (195,000)         594,000
   Depreciation                                                1,545,198       1,302,893        1,265,396
   Amortization                                                  734,377         465,187          638,643
   Warrants issued for services                                                  112,583
   Loss on disposal of property and equipment                     41,720           4,686           77,474
   Increase (decrease) in cash attributable to changes
   in assets and liabilities
      Accounts receivable                                       (636,223)        259,742       (1,917,421)
      Inventories                                              1,464,046      (2,455,553)      (1,611,677)
      Prepaid expenses                                           114,032        (246,352)         166,859
      Other assets                                               (38,796)        154,613         (206,894)
      Accounts payable and other current liabilities               7,421        (119,566)         267,609
      Unearned maintenance revenues                              192,416         391,752        1,276,759
                                                            ----------------------------------------------

Net cash provided by operating activities                      6,244,376         663,286        2,694,397
                                                            ----------------------------------------------

Cash flows from investing activities
   Proceeds from sale of marketable securities                                13,500,000       23,500,000
   Acquisition of marketable securities                                       (7,499,380)     (24,927,971)
   Acquisition of property and equipment                      (3,928,177)       (978,359)        (628,290)
   Proceeds from sale of property and equipment                                                    82,500
   Purchased in-process research and development                                               (6,464,709)
   Payments for intangible assets                               (501,038)       (577,040)      (1,330,761)
                                                            ----------------------------------------------

Net cash provided by (used in) investing activities           (4,429,215)      4,445,221       (9,769,231)
                                                            ----------------------------------------------
Cash flows from financing activities
   Proceeds from mortgage payable                              2,287,500
   Payments of obligations under capital leases                 (187,692)       (230,229)        (183,752)
   Payments of mortgage payable                                  (16,523)
   Exercise of stock options and warrants                         36,500          82,449            2,286
   Purchase of treasury stock                                   (449,439)       (731,135)      (1,465,315)
                                                            ----------------------------------------------

Net cash provided by (used in) financing activities            1,670,346        (878,915)      (1,646,781)
                                                            ----------------------------------------------

Effect of exchange rate changes on cash                          (11,415)        (24,645)          10,135
                                                            ----------------------------------------------

Net increase (decrease) in cash and cash equivalents           3,474,092       4,204,947       (8,711,480)

Cash and cash equivalents, beginning of year                   6,737,306       2,532,359       11,243,839
                                                            ----------------------------------------------
Cash and cash equivalents, end of year                      $ 10,211,398     $ 6,737,306     $  2,532,359
                                                            ==============================================

See accompanying notes to consolidated financial statements

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================================
YEARS ENDED DECEMBER 31,                                2001            2000          1999
Supplemental disclosures of cash flow
 information, cash paid during the year for:
  Interest                                           $     89,298    $   69,545     $    43,867
                                                     ===========================================

  Income taxes                                       $    138,692    $  253,265     $
                                                     ===========================================

Supplemental schedules of noncash investing and financing activities:

  Machinery and equipment aquired under
  capital lease obligations                          $               $              $   369,997
                                                     ===========================================

  Machinery and equipment transferred from
  inventory                                          $    761,190    $              $
                                                     ===========================================

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

Principles of Consolidation

The consolidated financial statements include the accounts of Stratasys, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets ranging from 3-30 years.

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

Advertising

Advertising costs are charged to operations as incurred and were approximately $584,000, $704,000, and $652,000 for 2001, 2000 and 1999, respectively.

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

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

Income Per Common Share

The Company complies with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise of 30,863 in 2001, 157,174 in 2000, and 3,395 in 1999.

Stock-Based Compensation

The Company follows SFAS No. 123 "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, " Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply ABP 25 in accounting for its stock option incentive plans.

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

Comprehensive Income

The Company complies with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components; however, the compliance with this Statement has no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the Company's change in the foreign currency translation adjustment to be included in other comprehensive income.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. ACCOUNTS RECEIVABLE

At December 31, 2001 and 2000, accounts receivable included balances due from foreign entities of approximately $8,096,000 and $6,714,000, respectively.

3. INVENTORIES

Inventories consist of the following at December 31:

                    2001                   2000

Finished goods    $4,539,943           $3,597,770
Raw materials      2,337,639            5,505,048
                  -------------------------------
                  $6,877,582           $9,102,818
                  ===============================

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                     2001    2000

Machinery and equipment            $  4,096,073  $  2,496,029
Building                              2,330,953
Land                                    694,876
Computer equipment and software       3,249,933     3,123,065
Office equipment                        809,666       783,451
Leasehold improvements                1,292,437     1,257,595
Equipment under capital leases          362,402       643,851
                                   --------------------------
                                     12,836,340     8,303,991
                                   --------------------------
Accumulated depreciation and
amortization (including $119,619
in 2001 and $247,726 in 2000
under capital leases)                 6,829,811     5,398,371
                                   --------------------------
                                   $  6,006,529  $  2,905,620
                                   ==========================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

5. INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

                              2001            2000

RPS technology               $2,558,532      $2,558,532
Capitalized software
development costs             3,329,699       3,055,663
Purchased software              300,000         300,000
Patents                       1,538,933       1,311,931
Other                            16,344          16,344
                            ---------------------------
                              7,743,508       7,242,470
Accumulated amortization      4,455,286       3,720,909
                            ---------------------------
                             $3,288,222      $3,521,561
                            ===========================

For the years ended December 31, 2001, 2000 and 1999, amortization of capitalized software development costs charged to operations was $334,590, $97,611 and $305,263, respectively.

Included in research and development expense for the years ended December 31, 2001, 2000 and 1999 are computer software development expenditures of $1,027,647, $1,364,175 and $1,463,692, respectively.

6. CREDIT LINE

The Company has an available line of credit from a financial institution for the lesser of $4,000,000 or a defined borrowing base. The credit line bears interest at defined rates based upon two different indexes and expires in June 2002. No amounts were outstanding at December 31, 2001 and 2000.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following at December 31:

                                         2001         2000

Trade                               $   697,608     $  1,456,502
Compensation and related
benefits                              2,063,501        1,621,025
Reserve for warranty expenses           134,529          160,000
Other                                   840,646          481,782
                                    -----------------------------
                                    $ 3,736,284     $  3,719,309
                                    =============================

8. MORTGAGE PAYABLE

In August 2001, the Company entered into a mortgage agreement with a bank providing a loan of $2,287,500 which was used for the purchase of land and building used in the Company's manufacturing operations which was previously leased. The loan is payable in monthly installments of $18,396, including interest of 7.38% per annum, with a final payment in July 2006. The loan is collateralized by the property.

Future principal payments in each of the five years subsequent to December 31, 2001 are as follows:

Year ending December 31,
    2002                   $     54,994
    2003                         59,163
    2004                         63,712
    2005                         68,576
    2006                      2,024,532
                           ------------
                           $  2,270,977
                           ============

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

9. INCOME TAXES

The components of the Company's deferred tax assets (liabilities) at December 31, 2001 and 2000 are as follows:

                                        2001             2000
Net operating loss carryforwards    $     80,000    $    221,000
Depreciation                             198,000          68,000
Amortization                             (32,000)        (41,000)
Allowance for doubtful accounts          118,000          98,000
Reserve for warranty expenses             50,000          59,000
Reserve for sales returns, net            90,000          72,000
Unrealized gain on foreign currency      (12,000)        (35,000)
Federal minimum tax credit
 carryforwards                           162,000         162,000
Research and development tax
 credit carryforwards                  1,955,000       2,312,000
                                   ------------------------------
                                    $  2,609,000    $  2,916,000
                                   ==============================

At December 31, 2001, the Company had research and development tax credit carryforwards of approximately $1,955,000, which can be utilized against future federal income tax and expire in various years through 2020.

Income before income taxes (benefit) consists of the following:

                           2001             2000           1999
United States           $  3,446,884      $  822,354    $  2,682,310
Foreign                       76,173         103,534         207,339
                       ----------------------------------------------
                        $  3,523,057      $   925,888   $  2,889,649
                       ==============================================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

9. INCOME TAXES (CONTINUED)

The components of income taxes (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows:

                       2001              2000              1999
Current
  Federal          $    620,803        $   51,831       $   80,000
  State                  46,714            42,765
  Foreign                35,355            37,991           72,000
                ----------------------------------------------------
                        702,872           132,587          152,000
                ----------------------------------------------------

Deferred
  Federal               383,000          (231,000)         463,000
  State                 (76,000)           36,000          131,000
                ----------------------------------------------------
                        307,000          (195,000)         594,000
                ----------------------------------------------------
                   $  1,009,872        $  (62,413)      $  746,000
                ====================================================

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                        2001            2000            1999
Federal statutory rate                  34.0%            34.0%          34.0%

Foreign sales corporation
 exclusion                              (3.1)            (3.0)

Earnings of subsidiaries taxed
 at other than U.S. statutory rate       0.1             (1.5)

State income taxes, net of
 federal effect                         (0.8)             8.5            2.9

Permanent differences and other          6.0              4.2            1.0

Utilization of research and
 development tax credit                 (7.5)           (48.9)         (12.1)
                                    -------------------------------------------
Effective income tax rate               28.7%            (6.7)%         25.8%
                                    ===========================================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

10. COMMITMENTS

The Company leases certain of its facilities under leases which expire through 2004.

Aggregate future minimum annual rental payments in the years subsequent to December 31, 2001 are as follows:

Year ending December 31,
    2002                            $  244,100
    2003                               246,065
    2004                               113,827
                                   -------------
                                    $  603,992
                                   =============

Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $654,000, $666,000 and $712,000, respectively.

The Company leases property and equipment under a capital lease which expires in 2002. Total minimum lease payments for 2002 amount to $139,898 of which $9,578 represents interest and $130,320 represents principal.

11. STOCK OPTIONS AND WARRANTS

The Company has five employee stock option plans which have been approved by the stockholders: Stratasys, Inc. Employee Incentive Stock Option Plan #1 (Plan 1), Stratasys, Inc. 1994 Incentive Stock Option Plan (Plan 2), Stratasys, Inc. 1994 - 2 Incentive Stock Option Plan (Plan 3), Stratasys, Inc. 1998 Incentive Stock Option Plan (Plan 4), and Stratasys, Inc. Incentive Stock Option Plan (Plan 5). The five plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants and other persons to purchase up to 2,050,000 shares of common stock.

All of the 100,034 options under Plan 1 have been granted and the plan expired April 19, 2001. Under Plans 2, 3, 4, and 5, options to purchase 165,822 shares, 999,128 shares, 420,020 shares, 248,200 shares, respectively, of common stock have been granted. All options under the above plans are granted at a price not less than the fair market value of the Company's common stock at the dates of grant and are principally exercisable over five years. All grants are net of terminations and expirations.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

11. STOCK OPTIONS AND  WARRANTS (CONTINUED)

The following summarizes the information relating to outstanding stock options and the activity during 2001, 2000 and 1999:

                                                                                WEIGHTED
                                      NUMBER                                     AVERAGE
                                        OF              PER SHARE                 OPTION
                                      SHARES           OPTION PRICE                PRICE
Shares under option
 at January 1, 1999                    998,216     $  1.59    -    $  23.56      $  12.68
Granted in 1999                        503,100        4.53    -        9.13          5.03
Exercised in 1999                       (1,437)       1.59    -        1.59          1.59
Forfeited in 1999                      (91,340)       5.00    -        9.81          6.34
                                   --------------------------------------------------------
Shares under option
 at December 31, 1999                1,408,539        1.59    -       23.56          7.09
Granted in 2000                        104,232        2.34    -       11.31          7.23
Exercised in 2000                      (19,048)       1.59    -        7.13          3.09
Expired in 2000                        (17,000)       5.38    -        5.38          5.38
Forfeited in 2000                     (152,096)       4.44    -       23.56         18.45
                                   --------------------------------------------------------
Shares under option
 at December 31, 2000                1,324,627        1.59    -       21.81          7.12
Granted in 2001                        283,650        2.76    -        6.24          3.08
Exercised in 2001                       (7,300)       5.00    -        5.00          5.00
Expired in 2001                       (100,300)       5.25    -       17.50         10.55
Forfeited in 2001                      (42,100)       2.34    -        9.13          5.82
                                   --------------------------------------------------------
Shares under option
 at December 31, 2001                1,458,577     $  1.59    -    $  21.81      $   6.73
                                   ========================================================

Options exercisable at
 December 31, 2001                   1,097,847     $  1.59    -    $  21.81      $   7.34
                                   ========================================================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11. STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company, as part of sales of common stock and other agreements, has issued warrants to purchase the Company's common stock. The following summarizes the information relating to outstanding warrants and the activity during 2001, 2000 and 1999:

                                                                 WEIGHTED
                            NUMBER                                AVERAGE
                              OF              PER SHARE           WARRANT
                            SHARES           WARRANT PRICE         PRICE
Shares under warrants
 at January 1, 1999
 and 2000                    236,355    $    5.00  -  $ 15.44   $  12.48
Granted in 2000              121,000         3.60  -     7.00       5.58
Exercised in 2000            (13,000)        5.00  -     5.00       5.00
Expired in 2000              (69,355)       14.00  -    15.44      14.10
Forfeited in 2000            (60,000)        7.00  -     7.00       7.00
                            --------------------------------------------
Shares under warrants
 at December 31, 2000
 and 2001                    215,000    $    3.60  -  $ 13.88   $  10.06
                            ============================================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11. STOCK OPTIONS AND  WARRANTS (CONTINUED)

Had compensation cost for the Company's five stock option plans and stock purchase warrants been determined based on the fair value at the grant date of awards in 2001, 2000 and 1999, consistent with the provisions of SFAS 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                   2001              2000           1999
Net income, as reported          $ 2,513,185      $   988,301      $ 2,143,649
Net income, pro forma            $ 1,987,185      $   536,501      $ 1,721,787
Basic income per share -
  as reported                    $      0.46      $      0.18      $      0.37
Diluted income per share -
  as reported                    $      0.46      $      0.17      $      0.37
Basic income per share -
  pro forma                      $      0.36      $      0.10      $      0.30
Diluted income per share -
  pro forma                      $      0.36      $      0.09      $      0.30

The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 2001, 2000 and 1999. The following assumptions were applied in determining the pro forma compensation cost:

                              2001       2000         1999
Risk-free interest rate       5.00       5.94         5.57
Expected option term         4 years    4 years    3-4 years
Expected price volitility      83%        62%          67%
Dividend yield                    -          -            -

12. EXPORT SALES

Export sales were as follows for the years ended December 31:

                    2001          2000          1999
Europe          $  8,017,111   $  6,657,860   $  6,348,845
Asia Pacific       9,916,468      8,642,917     11,070,532
Other              1,350,352      3,305,884      2,333,956
                ------------------------------------------
                $ 19,283,931   $ 18,606,661   $ 19,753,333
                ==========================================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13. QUARTERLY RESULTS (UNAUDITED)

                          FIRST        SECOND         THIRD        FOURTH
                         QUARTER       QUARTER       QUARTER       QUARTER
2001
  Net sales            $ 8,687,689   $ 9,223,715   $ 9,703,008   $ 9,957,170
  Gross profit           5,098,476     5,532,138     5,931,270     6,438,883
  Net income               197,818       416,309       979,667       919,391
  Income per
   common and common
   equivalent share:
    Basic                     0.04          0.08          0.18          0.16
    Diluted                   0.04          0.08          0.18          0.16

2000
  Net sales            $ 9,298,007   $ 9,023,247   $ 9,001,518   $ 8,287,775
  Gross profit           5,905,715     5,951,616     5,421,570     4,669,563
  Net income               375,764       326,894       171,481       114,162
  Income per
   common and common
   equivalent share:
    Basic                     0.07          0.06          0.03          0.02
    Diluted                   0.06          0.06          0.03          0.02

STRATASYS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

=============================================================================================================
   COLUMN A                                         COLUMN B         COLUMN C       COLUMN D       COLUMN E

                                                    BALANCE AT       ADDITIONS -    DEDUCTIONS     BALANCE
                                                    BEGINNING         CHARGED         FROM          AT END
   DESCRIPTION                                      OF PERIOD       TO INCOME       RESERVES       OF PERIOD
2001
  Reserve for bad debts and allowances              $ 264,260     $    60,000     $     6,305     $ 317,955
                                                   ==========================================================
  Reserve for sales returns and other allowances    $ 194,099     $   390,880     $   340,046     $ 244,933
                                                   ==========================================================

2000
  Reserve for bad debts and allowances              $ 300,000     $     1,489     $    37,229     $ 264,260
                                                   ==========================================================
  Reserve for sales returns and other allowances    $ 120,833     $ 1,766,397     $ 1,693,131     $ 194,099
                                                   ==========================================================

1999
  Reserve for bad debts and allowances              $ 279,508     $    29,920     $     9,428     $ 300,000
                                                   ==========================================================
  Reserve for sales returns and other allowances    $ 129,833     $   100,000     $   109,000     $ 120,833
                                                   ==========================================================

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STRATASYS, INC.

                                        By: /s/ S. Scott Crump
                                           --------------------------------
                                                S. Scott Crump
                                                President

Dated: March  25, 2002

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /s/ S. Scott Crump
---------------------------------          Chairman of the Board of Directors,     March 25, 2002
       S. Scott Crump                       President, Chief Executive Officer,
                                            Treasurer, (Principal Executive
                                            Officer)
   /s/ Thomas W. Stenoien
---------------------------------          Chief Financial Officer (Principal      March 25, 2002
       Thomas W. Stenoien                   Financial and Accounting Officer)

   /s/ Ralph E. Crump
---------------------------------          Director                                March 25, 2002
       Ralph E. Crump

   /s/ Clifford H. Schwieter
---------------------------------          Director                                March 25, 2002
       Clifford H. Schwieter

   /s/ Arnold J. Wasserman
---------------------------------          Director                                March 25, 2002
       Arnold J. Wasserman

   /s/ Gregory L. Wilson
---------------------------------          Director                                March 25, 2002
       Gregory L. Wilson

   /s/ Cameron Truesdell
---------------------------------          Director                                March 25, 2002
       Cameron Truesdell

   /s/ Edward J. Fierko
---------------------------------          Director                                March 25, 2002
       Edward J. Fierko