Form 10-Q
period 2002-03-31
STRATASYS INC
filed 2002-05-14
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended        March 31, 2002

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




         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No


         As of May 10, 2002, the Registrant had 5,356,854 shares of Common Stock, $.01 par value, outstanding.

                                 STRATASYS, INC.

                                      Index

                                                                                                                 Page

Part I.  Financial Information

Item 1.  Financial Statements       ..........................................................................    1

                  Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001......................    1

                  Consolidated Statements of Operations and Comprehensive Income (Loss)
                  for the three months ended March 31, 2002 and 2001..........................................    2

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2002 and 2001.....................................................................    3

                  Notes to Financial Statements...............................................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................    5

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................................................   11

Signatures....................................................................................................   12

                                      (i)

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

                                                                          March 31,           December 31,
                                                                            2002                  2001
                                                                         (UNAUDITED)
                                                                         -----------         -----------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                            $  9,116,702         $ 10,211,398
    Accounts receivable, less allowance for returns and
       doubtful accounts of $559,123 in 2002 and $562,888 in 2001           9,344,972           12,132,738
    Inventories                                                             8,255,746            6,877,582
    Prepaid expenses                                                          279,647              558,879
    Deferred income taxes                                                     541,826              246,000
                                                                         ------------         ------------
        Total current assets                                               27,538,893           30,026,597
                                                                         ------------         ------------


PROPERTY AND EQUIPMENT, net                                                 5,838,573            6,006,529
                                                                         ------------         ------------

OTHER ASSETS

    Intangible assets, net                                                  3,204,906            3,288,222
    Deferred income taxes                                                   2,363,000            2,363,000
    Other                                                                     134,673              266,997
                                                                         ------------         ------------
                                                                            5,702,579            5,918,219
                                                                         ------------         ------------

                                                                         $ 39,080,045         $ 41,951,345
                                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Obligations under capitalized leases                                 $     97,955         $    130,320
    Mortgage payable, current portion                                          56,029               54,994
    Accounts payable and other current liabilities                          3,012,219            3,736,284
    Unearned maintenance revenue                                            4,661,499            4,510,751
                                                                         ------------         ------------
        Total current liabilities                                           7,827,702            8,432,349
                                                                         ------------         ------------

MORTGAGE PAYABLE, less current portion                                      2,201,590            2,215,983
                                                                         ------------         ------------

STOCKHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized 15,000,000
shares,  issued 6,465,591 shares in 2002 and
6,133,294 shares in 2001                                                       64,656               61,333
   Capital in excess of par value                                          34,739,829           32,943,974
   Retained earnings                                                        1,072,680            1,797,606
   Accumulated other comprehensive loss                                       (79,211)             (72,084)
   Less cost of treasury stock, 1,111,237 shares in 2002
     and 740,400 shares in 2001                                            (6,747,201)          (3,427,816)
                                                                         ------------         ------------
        Total Stockholders' Equity                                         29,050,753           31,303,013
                                                                         ------------         ------------

                                                                         $ 39,080,045         $ 41,951,345
                                                                         ============         ============

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                              Three Months Ended March 31,
                                                                           -------------------------------
                                                                             2002                2001
                                                                           (unaudited)         (unaudited)
                                                                           -----------         -----------
SALES                                                                      $ 6,396,389         $ 8,687,689

COST OF GOODS SOLD                                                           2,450,135           3,589,213
                                                                           -----------         -----------
GROSS PROFIT                                                                 3,946,254           5,098,476

COSTS AND EXPENSES

     Research and development                                                1,142,268           1,214,216
     Selling, general and administrative                                     3,677,208           3,548,463
                                                                           -----------         -----------

                                                                             4,819,476           4,762,679
                                                                           -----------         -----------

OPERATING INCOME (LOSS)                                                       (873,222)            335,797
                                                                           -----------         -----------

OTHER INCOME (EXPENSE)

     Interest income                                                            42,919             112,617
     Interest expense                                                          (46,294)            (10,935)
     Other                                                                    (137,284)           (173,715)
                                                                           -----------         -----------
                                                                              (140,659)            (72,033)
                                                                           -----------         -----------

 INCOME (LOSS) BEFORE INCOME TAXES                                          (1,013,881)            263,764

 INCOME TAXES (BENEFIT)                                                       (288,955)             65,946
                                                                           ===========         ===========

 NET INCOME (LOSS)                                                         $  (724,926)        $   197,818
                                                                           ===========         ===========

EARNINGS PER COMMON SHARE

        Basic                                                              $     (0.14)        $      0.04
                                                                           ===========         ===========
        Diluted                                                            $     (0.14)        $      0.04
                                                                           ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

        Basic                                                                5,363,165           5,473,994
                                                                           ===========         ===========
        Diluted                                                              5,363,165           5,473,994
                                                                           ===========         ===========

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                                          $  (724,926)        $   197,818

OTHER COMPREHENSIVE LOSS

     Foreign currency translation adjustment                                    (7,127)            (17,033)
                                                                           -----------         -----------

COMPREHENSIVE INCOME (LOSS)                                                $  (732,053)        $   180,785
                                                                           ===========         ===========

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended March 31,
                                                                     ----------------------------
                                                                      2002                   2001
                                                                   (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                               $   (724,926)        $    197,818
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Deferred taxes                                                (295,826)              61,787
        Depreciation                                                   360,545              353,223
        Amortization                                                   111,060              143,430
        Increase (decrease) in cash attributable to
          changes in assets and liabilities
            Accounts receivable                                      2,787,766            2,513,589
            Inventories                                             (1,378,164)               8,486
            Prepaid expenses                                           279,232               94,415
            Other assets                                               132,324              (43,237)
            Accounts payable and other current liabilities            (724,065)          (1,246,724)
            Unearned maintenance revenue                               150,748              561,370
                                                                  ------------         ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              698,694            2,644,157
                                                                  ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of machinery and equipment                              (192,589)            (249,868)
  Payments for intangible assets                                       (27,744)            (133,660)
                                                                                       ------------

NET CASH USED IN INVESTING ACTIVITIES                                 (220,333)            (383,528)
                                                                                       ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayments of obligations under capitalized leases                   (32,365)             (53,274)
  Purchase of treasury stock                                        (3,319,385)
  Payments of mortgage payable                                         (13,358)
  Net proceeds from the sale of common stock                         1,799,178
                                                                                       ------------

NET CASH USED IN FINANCING ACTIVITIES                               (1,565,930)             (53,274)
                                                                                       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (7,127)             (17,033)
                                                                                       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,094,696)           2,190,322

CASH AND CASH EQUIVALENTS, beginning of period                      10,211,398            6,737,306
                                                                                       ------------

CASH AND CASH EQUIVALENTS, end of period                          $  9,116,702         $  8,927,628
                                                                  ============         ============

SEE NOTES TO FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS

     Note 1 -- Basis of Presentation

     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2001, filed as part of the Company's Annual Report on Form 10-K for such year.

    Note 2 -- Inventory

     Inventories consisted of the following at March 31 and December 31, respectively:

                          2002              2001

Finished Goods       $  5,148,936       $ 4,539,943
Work in process           124,376
Raw materials           2,982,434         2,337,639
                       ----------        ----------
Totals               $  8,255,746       $ 6,877,582
                       ==========        ==========


     Note 3--Material Commitments

     The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $2,500,000, some of which contain non-cancellation clauses.

     Note 4 -- Income per common share

     The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended March 31, 2002 and 2001, there were no differences between the reported basic and diluted shares outstanding.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     General

     We develop, manufacture, and market a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, our growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for us. Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping devices and applications that meet the needs of our current and prospective customers. We intend to focus our new product development on various rapid prototyping devices, modeling materials, and software enhancements. We anticipate that in 2002 our primary business strategy will focus on expanding international and domestic sales of our existing family of rapid prototyping devices, while maintaining on-going development of new rapid prototyping equipment, modeling materials, and software.

     We introduced Dimension, our new 3-D printer in February 2002. Dimension offers ABS modeling capabilities in a 3-D Printer platform. The part output from competitive 3-D printers has tended to be extremely fragile. Dimension allows users to create parts from ABS, which offers part strength required of true form, fit and function testing. We believe that Dimension, introduced at a selling price of $29,900, is the lowest priced system in the rapid prototyping market. A small number of Dimensions were shipped in December 2001, prior to the February 2002 public announcement. Commercial shipments of Dimension systems commenced in February 2002.

      In March 2002, we introduced the Prodigy Plus. This system incorporates our WaterWorks soluble support system on the Prodigy platform, and is further enhanced by the addition of our Insight software that offers speed and performance improvements over those of our Benchtop systems. Commercial shipments are expected to commence in May 2002.

     Despite the successful introduction of the Dimension, where both orders and shipments exceeded our expectations, net revenue in the first quarter of 2002 was significantly below both our internal expectations and the amounts recorded in the first quarter of 2001 and the fourth quarter of 2001. Gross unit shipments in the first quarter of 2002 declined to 52 units from 66 gross unit shipments in the first quarter of 2001. Sales of our high-end systems were particularly weak. Certain regions were also weak, including the Far East. While we normally expect the Far East to constitute approximately 25% of revenue, sales to the Far East amounted to approximately 17% in the first quarter. The central region of the United Sates, dominated by the automotive industry, and the west region recorded revenues and bookings that were below expectations. Total bookings in the quarter, however, did meet plan, and allowed us to significantly expand backlog beyond the December 31, 2001, level. The backlog as of March 31, 2002, included both Dimensions and high-end systems that we expect to ship in the second quarter of 2002.

  Gross profits increased to 61.7% of sales in the first quarter of 2002 from 58.7% in the first quarter of 2001. Gross margins in the current quarter increased due to lower write-offs for scrap and inventory adjustments, and a higher proportion of non-system revenue that carries favorable margins. The gross margin percentage reported in the current quarter is at the higher end of our expected range. We do not believe we will be able to sustain gross margins at this percentage of revenue in the next several quarters. Future gross margins should be expected to fall at the lower end of a range of 58% to 61% of revenues, recognizing that our gross margins are heavily impacted by product mix and sales volume. We assume that sales of our high-end systems will recover from the levels reported in the first quarter of 2002. These are projections and actual results may differ materially from those projected.

     Our strategy in 2002 is to expand our position in the 3-D printing market and our core rapid prototyping businesses. We anticipate that we will continue to control our expenses while we expand our revenue growth. We believe that the 3-D printing market represents a significant growth area and that the introduction of Dimension will have a significant positive impact on our 2002 results. However, we remain fully committed to the continued growth of our historic core business, which is represented by our Maxum, Titan, Prodigy Plus, and FDM 3000 systems. We also believe that our service, consumable, and maintenance revenues derived from all our systems will also improve over the results attained in 2001. Our ability to implement our strategy is subject to numerous uncertainties, many of which are described in this Management's Discussion and Analysis and in the section below captioned "Forward Looking Statements and Factors That May Affect Future Results of Operations." We cannot ensure you that our efforts will be successful.

     In addition to the uncertainly of future revenues from new or existing products, we expect expenses associated with the launch of Dimension to result in increases to SG&A expenses over the run rates recorded over the past several quarters. Many of these expenses will be incurred before we will be able to recognize significant revenue from sales of Dimension. Therefore, we expect that our operating margins will be negatively impacted in the first half in 2002 as compared with 2001. Additionally, depending upon product mix, there could be a negative impact on gross margins throughout the year, since gross margins are not consistent across all product lines.

     Our operating results could also be adversely affected if the downturn in general economic conditions experienced by most capital equipment manufacturers in 2001 were to continue in 2002. Our expense levels are based in part on our expectations of future revenues. Our planning assumes that the economic conditions affecting capital equipment manufacturers will not decline from the levels of 2001, and will slowly improve by mid-2002. If general economic conditions should worsen or the recovery takes longer than we expect, the revenues we recognize could be severely impacted. Additionally, our backlog at the beginning of the year was limited, and will have a minimal effect on our 2002 results. These factors may lead to operating losses in certain quarters, and reduced operating and gross profits as compared with the results reported in 2001. While we have adjusted, and will continue to adjust, our expense levels based on revenues, fluctuations in revenues and product mix in a particular period could adversely impact our operating results.

     We believe that the rapid prototyping industry is growing at approximately 5-10% per year and that 3D printers and office modelers account for more than 30% of the total units of rapid prototyping systems shipped. Furthermore, we believe the 3-D Printing segment of this market is the fastest growing component of the market, and that our Dimension system, based upon price and performance, is positioned to capture an increased share of this market. We believe that there is a long-term trend toward lower-priced rapid prototyping systems capable of producing functional prototypes. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping and concept-modeling needs. Certain market segments in the industry have not demonstrated significant pricing sensitivity. These segments are more interested in modeling envelope size, modeling material, throughput, part quality, part durability, and rapid tooling, which should allow growth to continue for higher priced rapid prototyping systems such as our Maxum and Titan systems that address these needs.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED WITH QUARTER ENDED MARCH 31, 2001

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

Check these and change


                                                 For the quarters ended March 31,

                                                      2002          2001

Net sales                                            100.0%         100.0%
Cost of sales                                        38.3 %          41.3%
Gross margin                                         61.7 %          58.7%
Selling, general, and administrative expenses         57.5%          40.8%
Research & development expense                        17.9%          14.0%
Operating income (loss)                              (13.7%)          3.9%
Other income (loss)                                   (2.2%)          (.8%)
Income (loss) before taxes                           (15.9%)          3.0%
Income taxes  (benefit)                               (4.5%)           .8%
Net income (loss)                                    (11.3%)          2.3%


Net Sales

     Net sales for the quarter ended March 31, 2002 were $6,396,389, compared with sales of $8,687,689 for the quarter ended March 31, 2001. This represents a decrease of $2,291,300, or 26.4%. Dimension sales were very strong and exceeded our internal expectations, but were not sufficient to offset the shortfall in sales of our high-end systems. Of our high-end systems, Titan demonstrated the most strength, but was still below expectations. Revenues from maintenance increased in the quarter ended March 31, 2002 as compared with the same 2001 period. Maintenance revenue was enhanced by the larger installed base of systems and continued emphasis on the sale of maintenance contracts.

     We shipped 52 systems in first quarter of 2002 compared with 66 systems in first quarter of 2001. The average selling price of our systems decreased in the current quarter as compared with same period in 2001, and was significantly influenced by sales of our Dimension systems coupled with the shortfall in sales of our high-end systems. Product mix can dramatically affect the average selling price in any period.

     Domestic sales accounted for approximately 55% of total revenue in the first quarter of 2002, down from approximately 60% recorded in the first quarter of 2001. In the United States, the central region recorded the highest revenue, but below expectations. Europe accounted for approximately 26% of total revenue in 2002, an improvement from the 23% of revenue recorded in the first quarter of 2001. Our combined Asia-Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 17% of total revenue, down from approximately 19% attained in 2001. We believe that 2002 sales into our Asia Pacific and United States regions will improve gradually throughout the year and that the European regions will remain strong. However, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

GROSS PROFIT

     Gross profit decreased to $3,946,254, but increased to 61.7% of sales, in the quarter ended March 31, 2002, compared with $5,098,476, or 58.7% of sales, in the quarter ended March 31, 2001. This represents a decrease of $1,152,222, or 22.6%. Gross profit declined due to lower revenues, especially in our high-end systems, and lower scrap and obsolescence inventory write-offs. The improvement to gross profit as a percentage of sales was principally due to an increase in the proportion of revenues derived from non-system sales that carry favorable margins, coupled with manufacturing overhead expenses incurred but capitalized due to the shortfall in system sales in the quarter. We expect that in the next several quarters, gross profits as a percentage of sales should fall at the lower end of a range of 58% to 61%, but is highly dependent upon sales mix and volumes. Our actual results could differ, however.

OPERATING EXPENSES

     SG&A expenses increased to $3,677,208 for the quarter ended March 31, 2002, from $3,548,463 for the quarter ended March 31, 2001. This represents an increase of $128,745, or 3.6%. Marketing and sales expenses associated with the Dimension product launch accounted for most of the increase in the quarter ended March 31, 2002, as compared with same quarter in 2001. We expect SG&A expenses to be somewhat higher than comparative year-over-year quarters for the next several quarters, primarily due to expected expenses associated with the Dimension product launch. Our actual results could differ, however.

     R&D expenses declined to $1,142,268 for the quarter ended March 31, 2002 from $1,214,216 for the quarter ended March 31, 2001. The decrease amounted to $71,948, or 5.9%. The control over our R&D expenses in light of rising salary and benefit expenses reflects our goal to control operating expenses. Future trends in R&D should reflect expense levels reasonably consistent with the results reported in the first quarter of 2002, although modest fluctuations due to the timing of certain expenses or to the completion of certain projects could impact the results in any given quarter.

     Our operating loss for the quarter ended March 31, 2002 amounted to $873,222, or 13.7% of sales, compared with operating income of $335,797, or 3.9% of sales, for the quarter ended March 31, 2001.

OTHER INCOME (EXPENSE)

      Other expense netted to $140,659 in the quarter ended March 31, 2002 compared with other expense of $72,033 in the quarter ended March 31, 2001. Interest income declined to $42,919 in the quarter ended March 31, 2002 compared with $112,617 in the same quarter in 2001. The reduction in interest income was primarily due to the reduction in interest rates that commenced in 2001. Interest expense increased to $46,294 in the quarter ended March 31, 2002 from $10,935 in the same quarter of 2001, primarily due to interest expense on the mortgage of our manufacturing facility. In the quarter ended March 31, 2002, we recognized a loss of approximately $137,300 on foreign currency transactions related to the Euro, which compared with a loss of approximately $173,700 in the same quarter of 2001.

NET INCOME (LOSS)

     For the reasons cited above, the net loss for the first quarter of 2002 amounted to $724,926, or 11.3% of sales, compared with net income of $197,818, or 2.3% of sales, in the comparable 2001 quarter. This resulted a loss per share of $.14 in the quarter ended March 31, 2002, compared with income per diluted common and common equivalent share of $.04 for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities in the quarter ended March 31, 2002, provided cash of $698,694, primarily reflecting a decrease in accounts receivable and prepaid expenses of $2,787,766 and $279,232, respectively, and an increase to unearned maintenance revenues of $150,748. Strong collections of our fourth quarter receivables, including large remittances from several of our international distributors, contributed to the reduction in accounts receivable. Unearned maintenance revenues increased as a result of continued selling emphasis and larger installed base of customers. In the quarter ended March 31, 2002, our net loss, increase in inventories, and reduction of accounts payable and other current liabilities, used cash of $724,926, $1,378,164, and $724,065, respectively. Our inventories increased because of fewer than anticipated shipments of our high-end systems, as we order materials and manufacture systems based on a modified build-to-forecast process. Accounts payable and other current liabilities were reduced as we used cash to pay down end of year liabilities and current purchases of inventory. Operating activities provided cash of $2,644,157 in the quarter ended March 31, 2001, primarily reflecting our net income of $197,818, a reduction of accounts receivable of $2,513,589, and increases in unearned maintenance revenues of $561,370. A decrease in accounts payable and other current liabilities used cash of $1,246,724.

     Our investing activities used cash of $220,333 in the quarter ended March 31, 2002, reflecting the acquisition of machinery and equipment of $192,589 and payments for intangible assets, including patents, of $27,744. Our investing activities used cash of $383,528 in the quarter ended March 31, 2001, including $249,868 for the acquisition of machinery and equipment and $133,660 for payments for intangible assets, including patents.

      Our financing activities used cash of $1,565,930, which included purchases of outstanding stock for an aggregate of $3,319,385, and for payments of obligations under capital leases of $32,365. We purchased 370,837 outstanding shares in the quarter ended March 31, 2002. Net proceeds from the sale of common stock pursuant to the exercise of employee and director options provided cash of $1,799,178, which represented 332,297 shares exercised. In the quarter ended March 31, 2001, our financing activities used cash of $53,274 for repayments under capitalized leases.

     The net decrease in cash in the quarter ended March 31, 2002, for the reasons cited above, amounted to $1,094,696. In the comparable 2001 quarter, the net increase in cash amounted to $2,190,322. Our ending cash and cash equivalents balance as of March 31, 2002 and 2001 was $9,116,702 and $8,927,628, respectively.

     In 2002 we expect to use our cash for working capital purposes; for improvements to our manufacturing facility; for new product development and sustaining engineering; for the acquisition of equipment, including production equipment, tooling, and computers; for the purchase of intangible assets, including patents; for increased selling and marketing activities, especially as the relate to the Dimension product launch and market development; and for our common stock buyback program. While we believe that the primary source of liquidity in 2002 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

     As of March 31, 2002, we had gross accounts receivable of $9,904,095, less an allowance of $559,123 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, at March 31, 2002, large balances were concentrated with certain international distributors. Default by one or more of these distributors would result in a significant charge against our current earnings. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.

     Our total current assets amounted to $27,538,893 at March 31, 2002, the majority of which consisted of cash, cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $7,827,702. Our debt is minimal, consisting of a mortgage payable of $2,257,619 and principal payments due under a capital lease of $97,955. We will pay off the capital lease by the end of 2002. We estimate that we will spend approximately $1,300,000 in 2002 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. As of March 31, 2002, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending March 31, 2003 should amount to approximately $2,500,000. We intend to finance these purchases from existing cash or from cash flows from operations.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

FOREIGN CURRENCY TRANSACTIONS

     Prior to 2001, substantially all of our recognized revenues from foreign sales were invoiced in United States dollars. Therefore, our exposure to foreign currency exchange rates was immaterial. Commencing in late 2000 and continuing throughout 2001, we began to invoice sales to certain European distributors in euros. Our reported results have been subject to fluctuations based upon changes in the exchange rates of these currencies in relation to the United States dollar. We have hedged using forward foreign exchange contracts in both the second and third quarters of 2001, although both involved relatively small positions. We will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risk but there can be no assurances that we will be fully protected against material foreign currency fluctuations. Translation exposure to our balance sheet with respect to foreign operations is not hedged.

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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     All statements herein that are not historical facts or that include such words as "expect", "anticipate", "project", "estimate" or "believe" or other similar words are forward-looking statements that we deem to be covered by and to qualify for the safe harbor protection covered by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems, services and consumables, our ability to maintain our gross margins on these sales, and our plans and objectives to introduce new products, control expenses, improve the quality and reliability of our systems, and improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we (1) will be able to continue to introduce new rapid prototyping systems and materials acceptable to the market and improve our existing technology and software in our current product offerings, (2) will be able to successfully launch the new Dimension product, and that the market will accept this product, (3) will be able to maintain our revenues and gross margins on our present products, (4) will be able to control our operating expenses, (5) will be able to expand our manufacturing capabilities to meet the expected demand generated by Dimension, and (6) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering, selling, manufacturing or other budgets, which may in turn affect our results of operations or the success of our new product development and introduction. Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since we frequently receive the majority of our orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Date:  May 14, 2002                       STRATASYS, INC.


                                          By: /s/Thomas W. Stenoien
                                              ------------------------
                                              Thomas W. Stenoien
                                              Chief Financial Officer
                                              (Principal Financial Officer)