Form 10-Q
period 2002-06-30
STRATASYS INC
filed 2002-08-12
CIK 915735

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended	June 30, 2002

OR

       Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from	to

Commission file number	1-13400

STRATASYS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3658792

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14950 Martin Drive, Eden Prairie, Minnesota 55344

(Address of Principal Executive Offices)(Zip Code)

(952) 937-3000

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.   Yes         No

As of August 8, 2002, the Registrant had 5,335,554 shares of Common Stock,$.01 par value, outstanding.

Stratasys, Inc.

(i)

Item 1. Financial Statements

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$9,922,539	$10,211,398

Accounts receivable, less allowance for returns and doubtful accounts of $473,785 in 2002 and $562,888 in 2001	9,901,838	12,132,738

Inventories	7,363,332	6,877,582

Prepaid expenses	360,786	558,879

Deferred income taxes	342,592	246,000

Total current assets	27,891,087	30,026,597

Property and equipment, net	5,795,361	6,006,529

Other assets

Intangible assets, net	3,173,550	3,288,222

Deferred income taxes	2,363,000	2,363,000

Other	127,817	266,997

	5,664,367	5,918,219

	$39,350,815	$41,951,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Obligations under capitalized leases	$64,459	$130,320

Mortgage payable, current portion	57,998	54,994

Accounts payable and other current liabilities	3,253,296	3,736,284

Unearned maintenance revenue	4,328,984	4,510,751

Total current liabilities	7,704,737	8,432,349

Mortgage payable, less current portion	2,186,930	2,215,983

Stockholders’ equity

Common Stock, $.01 par value, authorized 15,000,000 shares, issued 6,468,291 shares in 2002 and 6,133,294 shares in 2001	64,683	61,333

Capital in excess of par value	34,752,884	32,943,974

Retained earning	1,590,531	1,797,606

Accumulated other comprehensive loss	(58,577)	(72,084)

Less cost of treasury stock, 1,132,737 shares in 2002 and 740,400 shares in 2001	(6,890,373)	(3,427,816)

Total stockholders’ equity	29,459,148	31,303,013

	$39,350,815	$41,951,345

See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$10,111,608	$9,223,715	$16,507,997	$17,911,404

Cost of goods sold	4,292,328	3,691,577	6,742,463	7,280,790

Gross profit	5,819,280	5,532,138	9,765,534	10,630,614

Costs and expenses

Research and development	1,195,991	1,273,445	2,338,259	2,487,661

Selling, general and administrative	4,185,309	3,708,746	7,862,517	7,257,209

	5,381,300	4,982,191	10,200,776	9,744,870

Operating income (loss)	437,980	549,947	(435,242)	885,744

Other income (expense)

Interest income	37,984	91,914	80,903	204,531

Interest expense	(44,968)	(8,722)	(91,262)	(19,657)

Other	293,272	(78,027)	155,988	(251,742)

	286,288	5,165	145,629	(66,868)

Income (loss) before income taxes	724,268	555,112	(289,613)	818,876

Income taxes	206,417	138,803	(82,538)	204,749

Net income (loss)	$517,851	$416,309	$(207,075)	$614,127

Earnings (loss) per common share

Basic	$0.10	$0.08	$(0.04)	$0.11

Diluted	$0.09	$0.08	$(0.04)	$0.11

Weighted average number of common shares outstanding

Basic	5,350,582	5,473,994	5,367,894	5,473,994

Diluted	5,655,454	5,478,324	5,367,894	5,476,269

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$517,851	$416,309	$(207,075)	$614,127

Other comprehensive income (loss)

Foreign currency translation adjustment	20,634	(2,336)	13,507	(19,369)

Comprehensive income (loss)	$538,485	$413,973	$(193,568)	$594,758

See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2002	2001
	(unaudited)	(unaudited)

Cash flows from operating activities

Net income (loss)	$(207,075)	$614,127

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Deferred income taxes	(96,592)	196,620

Depreciation	702,688	702,161

Amortization	431,002	310,203

Loss on disposal of assets	119	27,161

Increase (decrease) in cash attributable to changes in assets and liabilities

Accounts receivable	2,230,900	1,319,158

Inventories	(485,750)	156,770

Prepaid expenses	198,093	98,999

Other assets	139,180	67,893

Accounts payable and other current liabilities	(482,988)	(831,649)

Unearned maintenance revenue	(181,767)	451,066

Net cash provided by operating activities	2,247,810	3,112,509

Cash flows from investing activities

Acquisition of machinery and equipment	(491,639)	(586,911)

Proceeds from the sale of assets		2,359

Payments for intangible assets	(316,330)	(326,163)

Net cash used in investing activities	(807,969)	(910,715)

Cash flows from financing activities

Repayments of obligations under capitalized leases	(65,861)	(108,409)

Purchase of treasury stock	(3,462,557)

Payments of mortgage payable	(26,049)

Net proceeds from the sale of common stock	1,812,260

Net cash used in financing activities	(1,742,207)	(108,409)

Effect of exchange rate changes on cash	13,507	(19,369)

Net increase (decrease) in cash	(288,859)	2,074,016

Cash and cash equivalents, beginning of period	10,211,398	6,737,306

Cash and cash equivalents, end of period	$9,922,539	$8,811,322

See notes to financial statements.

Notes to Financial Statements

         Note 1—Basis of Presentation

         The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2001, filed as part of the Company’s Annual Report on Form 10-K for such year.

         Note 2—Inventory

         Inventories consisted of the following at June 30 and December 31, respectively:

	2002	2001

Finished Goods	$4,192,693	$4,539,943

Work in process	32,730

Raw materials	3,137,909	2,337,639

Totals	$7,363,332	$6,877,582

         Note 3—Material Commitments

         The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $3,500,000, some of which contain non-cancellation clauses.

         Note 4—Income per common share

         The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended June 30, 2002 and 2001, the additional shares amounted to 304,872 and 4,330, respectively. For the six months ended June 30, 2002, there was no difference between the reported basic and diluted shares outstanding since the results would have been anti-dilutive. For the six months ended June 30, 2001, the additional shares amounted to 2,275.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

         We develop, manufacture, and market a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design (“CAD”) workstation. Historically, our growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, and service bureaus have also been significant markets for us. Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping devices and applications that meet the needs of our current and prospective customers. We intend to focus our new product development on various rapid prototyping devices, modeling materials, and software enhancements. We anticipate that in 2002 our primary business strategy will focus on expanding international and domestic sales of our existing family of rapid prototyping devices, while maintaining on-going development of new rapid prototyping equipment, modeling materials, services, and software.

         We introduced Dimension, our new 3-D printer, in February 2002. Dimension offers ABS modeling capabilities in a 3-D Printer platform. The part output from competitive 3-D printers has tended to be extremely fragile. Dimension allows users to create parts from ABS, which offers part strength required of true form, fit and function testing. We believe that Dimension, introduced at a selling price of $29,900, is the lowest priced system in the rapid prototyping market. Commercial shipments of Dimension systems commenced in February 2002.

         In March 2002 we introduced the Prodigy Plus. This system incorporates our WaterWorks soluble support system on the Prodigy platform, and is further enhanced by the addition of our Insight software that offers speed and performance improvements over those of our Benchtop systems. Commercial shipments commenced in May 2002.

         Aided by the successful introduction of the Dimension, where both orders and shipments continued to exceed our expectations, net revenue in the second quarter of 2002 increased to $10,111,608. Gross unit shipments in the second quarter of 2002 increased to 108 systems from 70 systems in the second quarter of 2001. In addition, sales of our high-end systems, including our Maxum and Titan systems, recovered from the levels reported in the first quarter of 2002. Total bookings in the quarter exceeded our plan, and allowed us to expand backlog by approximately 25% over the ending backlog as of March 31, 2002. Our backlog consists of both Dimensions and our high-end systems, the majority of which are expected to ship in the third quarter of 2002.

         Our strategy in 2002 is to expand our position in the 3-D printing market and our core rapid prototyping businesses. We anticipate that we will continue to control our expenses while we expand our revenue growth. We believe that the 3-D printing market represents a significant growth area and that the introduction of Dimension will have a significant positive impact on our 2002 results. However, we remain fully committed to the continued growth of our historic core business, which is represented by our Maxum, Titan, Prodigy Plus, and FDM 3000 systems. We also believe that our service, consumable, and maintenance revenues derived from our installed base of systems will also improve over the results attained in 2001. Our ability to implement our strategy is subject to numerous uncertainties, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.” We cannot ensure that our efforts will be successful.

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

Results of Operations

Quarter ended June 30, 2002 compared with quarter ended June 30, 2001

         The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the quarters ended June 30,
	2002	2001

Net sales	100.0%	100.0%

Cost of sales	42.4%	40.0%

Gross margin	57.6%	60.0%

Selling, general, and administrative expenses	41.4%	40.2%

Research & development expense	11.8%	13.8%

Operating income	4.3%	6.0%

Other income	2.8%	.1%

Income before taxes	7.2%	6.0%

Income taxes	2.0%	1.5%

Net income	5.1%	4.5%

Net Sales

         Net sales for the quarter ended June 30, 2002 were $10,111,608, compared with net sales of $9,223,715 for the quarter ended June 30, 2001. This represents an increase of $887,893, or 9.6%.Dimension sales were very strong and exceeded our internal expectations. Sales of our Titan and Maxum systems recovered from the levels achieved in the first quarter of 2002 and were significant contributors to this quarter’s results. Revenues from consumables and maintenance also increased in the quarter ended June 30, 2002 as compared with the same 2001 period. Maintenance revenue was enhanced by the larger installed base of systems and continued emphasis on the sale of maintenance contracts.

         Domestic sales accounted for approximately 52% of total revenue in the second quarter of 2002, a slight increase from approximately 50% recorded in the second quarter of 2001. However, system sales in the second quarter of 2002 were stronger internationally than in our domestic markets. In the United States, our eastern region recorded the highest revenue. Internationally, our Far East region reported the highest revenues after a relatively weak first quarter. Our combined Asia Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 29% of total revenue in the second quarter of 2002, an increase from the 27% attained in the comparable quarter of 2001. We believe that 2002 sales into our Asia Pacific, European, and eastern USA regions will remain strong throughout the remainder of 2002. However, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

         Gross profit increased to $5,819,280, but decreased to 57.6% of sales, in the quarter ended June 30, 2002, compared with $5,532,138, or 60.0% of sales, in the quarter ended June 30, 2001. This represents an increase of $287,142, or 5.2%. Gross profit increased due to higher revenues, principally due to strong sales of our Dimension, Titan, and Maxum systems. The deterioration to gross profit as a percentage of sales was principally due to product mix, coupled with increases to both manufacturing overhead and direct labor expenses. We expect that in the next several quarters, gross profits as a percentage of sales should fall at the lower end of a range of 58% to 61%, but will be highly dependent upon sales mix and volumes. Accordingly, our actual results could differ.

Operating Expenses

         SG&A expenses increased to $4,185,309 for the quarter ended June 30, 2002, from $3,708,746 for the quarter ended June 30, 2001. This represents an increase of $476,563, or 12.8%. Bad debt expense in the current quarter exceeded $200,000, principally due to the bankruptcy of a customer. In addition, marketing, promotional, and sales expenses associated with the Dimension product launch accounted for much of the increase in the quarter ended June 30, 2002, as compared with same quarter in 2001. SG&A expenses should be expected to be higher than comparative year-over-year quarters for the next several quarters, primarily due to expected expenses associated with the Dimension product launch. Our actual results could differ, however.

         R&D expenses declined to $1,195,991 for the quarter ended June 30, 2002 from $1,273,445 for the quarter ended June 30, 2001. The decrease amounted to $77,454, or 6.1%. The control over our R&D expenses in light of rising salary and benefit expenses reflects our goal to control operating expenses. Future trends in R&D should reflect expense levels reasonably consistent with the results reported in the first and second quarters of 2002, although some fluctuations due to the timing of certain expenses or to the completion of certain projects could impact the reported results in any given quarter.

         Our operating income for the quarter ended June 30, 2002 amounted to $437,980, or 4.3% of sales, compared with operating income of $549,947, or 6.0% of sales, for the quarter ended June 30, 2001. This represents a decline of $111,967, or 20.4%. Whereas the above-mentioned bankruptcy was not anticipated, we had expected that Dimension-related expenses would impact our operating profits in the first half of 2002. These Dimension-related expenses should be expected to continue for the next several quarters. In addition, depending upon the mix of the systems we sell, there could be a negative impact on gross margins throughout the year, since gross margins are not consistent across all of our product lines.

         Our operating results could also be adversely affected if the downturn in general economic conditions experienced by most capital equipment manufacturers were to continue throughout 2002. Our expense levels are based in part on our expectations of future revenues. Our planning assumes that the economic conditions affecting capital equipment manufacturers will slowly improve, commencing in mid-2002. If general economic conditions should worsen or the recovery takes longer than we expect, the revenues we recognize, or the mix of those revenues, could be severely impacted. While our backlog at the end of June was significantly higher than our backlog as of the end of 2001, we will still need a significant number of new orders to achieve our operating profit objectives. These factors may lead to operating losses in certain quarters, or reduced operating and gross profits as compared with the results reported in 2001. While we have adjusted, and will continue to adjust, our expense levels based on revenues, fluctuations in revenues and product mix in a particular period could adversely impact our operating results.

Other Income

         Other income netted to $286,288 in the quarter ended June 30, 2002 compared with other income of $5,165 in the quarter ended June 30, 2001. Interest income declined to $37,984 in the quarter ended June 30, 2002 compared with $91,914 in the same quarter in 2001. The reduction in interest income was primarily due to lower interest rates. Interest expense increased to $44,968 in the quarter ended June 30, 2002 from $8,722 in the same quarter of 2001, primarily due to interest expense on the mortgage of our manufacturing facility. In the quarter ended June 30, 2002, we recognized other income of approximately $293,000 on foreign currency transactions related to the euro, which compared with a loss on foreign currency transactions of approximately $49,000 in the same quarter of 2001.

Net Income

         For the reasons cited above, the net income for the second quarter of 2002 amounted to $517,851, or 5.1% of sales, compared with net income of $416,309, or 4.5% of sales, in the comparable 2001 quarter. This resulted in earnings per diluted common share of $.09 in the quarter ended June 30, 2002, compared with earnings per diluted common share of $.08 for the quarter ended June 30, 2001.

Six months ended June 30, 2002 compared with six months ended June 30, 2001

         The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the six months ended June 30,
	2002	2001

Net sales	100.0%	100.0%

Cost of sales	40.8%	40.6%

Gross margin	59.2%	59.4%

Selling, general, and administrative expenses	47.6%	40.5%

Research & development expense	14.2%	13.9%

Operating income (loss)	(2.6%)	4.9%

Other income (expense)	.9%	(0.4%)

Income (loss) before taxes	(1.8%)	4.6%

Income taxes (benefit)	(0.5%)	1.1%

Net income (loss)	(1.3%)	3.4%

Net Sales

         Net sales for the six months ended June 30, 2002 were $16,507,997, compared with sales of $17,911,404 for the six months ended June 30, 2001. This represents a decrease of $1,403,407, or 7.8%. Revenues derived from certain segments, including automotive, were weak in the six months ended June 30, 2002, and contributed to the decrease in revenue. However, Dimension sales were very strong and exceeded our internal expectations. Sales of our Titan and Maxum systems improved from the results achieved in the first quarter of 2002. Neither Titan nor Dimension was available for sale in the six months ended June 30, 2001. Revenues from both consumables and maintenance also increased in the six months ended June 30, 2002 as compared with the same 2001 period. Maintenance and consumable revenue were enhanced by the larger installed base of systems and continued emphasis on the sale of maintenance contracts.

         Domestic sales accounted for approximately 53% of total revenue in six months ended June 30, 2002, a slight increase from approximately 52% recorded in the comparable six month period of 2001. However, system sales in the six months ended June 30, 2002, were stronger internationally than in our domestic markets. In the United States, our eastern region recorded the highest revenue, while internationally our Far East region reported the highest revenues after a relatively weak first quarter. Our combined Asia Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 25% of total revenue in six months ended June 30, 2002, an increase from the 23% attained in the comparable period in 2001.

Gross Profit

         Gross profit declined to $9,765,534, or 59.2% of sales, in the six months ended June 30, 2002, compared with $10,630,614, or 59.4% of sales, in the comparable period of 2001. This represents a decrease of $865,080, or 8.1%. Gross profit declined due to lower revenues coupled with a shift in mix to systems with lower margins.

Operating Expenses

         SG&A expenses increased to $7,862,517 for the six months ended June 30, 2002, from $7,257,209 for the comparable period of 2001. This represents an increase of $605,308, or 8.3%. Bad debt expense in the period exceeded $200,000, principally the result of a customer’s bankruptcy, and marketing, promotional, and sales expenses associated with the Dimension product launch accounted for much of the remainder of the increases in the period.

         R&D expenses declined to $2,338,259 for the six months ended June 30, 2002 from $2,487,661 for the six months ended June 30, 2001. The decrease amounted to $149,402, or 6.0%. On lower revenues, R&D expenses increased as a percentage of sales to 14.2% in the six months ended June 30, 2002, from 13.9% in the 2001 period.

Our R&D expenses for the second half of 2002, with some modest fluctuations, should be consistent with the results reported in the first six months of the year.

         Our operating loss for the six months ended June 30, 2002 amounted to $435,242, or 2.6% of sales, compared with operating income of $885,744, or 4.9% of sales, for the six months ended June 30, 2001. This represents a decline of $1,320,986, or 149.1%. The operating loss in the six months ended June 30, 2002, was due to lower revenue, product mix, the above-mentioned bankruptcy and associated bad debt expense, and Dimension-related promotional expenses.

Other Income (Expense)

         Other income netted to $145,629 in the six months ended June 30, 2002 compared with other expense of $66,868 in the comparable 2001 period. Interest income declined to $80,903 in the current six month period, compared with $204,531 in prior year’s six month period. The reduction in interest income was primarily due to lower interest rates. Interest expense increased to $91,262 in the six months ended June 30, 2002 from $19,657 in the same period of 2001, primarily due to interest expense on the mortgage of our manufacturing facility. In the six months ended June 30, 2002, we recognized other income of approximately $156,000 on foreign currency transactions related to the euro, which compared with a loss on foreign currency transactions of approximately $222,000 in the same period of 2001.

Net Income (Loss)

         For the reasons cited above, the net loss for the six months ended June 30, 2002, amounted to $207,075 or 1.3% of sales, compared with net income of $614,127, or 3.4% of sales, in the comparable 2002 period. This resulted in a loss per common share of $.04 in the six months ended June 30, 2002, compared with earnings per diluted common share of $.11 for the comparable period ended June 30, 2001.

Liquidity and Capital Resources

         Operating activities for the six months ended June 30, 2002, provided cash of $2,247,810, primarily reflecting a decrease in accounts receivable of $2,230,900. Strong collections of our first quarter receivables accounted for this decrease. An increase in inventories and a decrease in accounts payable and other current liabilities used cash of $485,750 and $482,988, respectively. Inventories increased due to acceleration of Dimension material receipts, and we reduced our accounts payable and other current liabilities that had increased due to higher inventories and overall operating expenses. In the six months ended June 30, 2001, our net income of $614,127, coupled with a decrease in accounts receivable and an increase in unearned maintenance provided cash of $1,319,158, and $451,066, respectively. A decrease in accounts payable and other current liabilities used cash of $831,649 in the same 2001 period.

         Our investing activities used cash of $807,969 in the six months ended June 30, 2002, reflecting the acquisition of machinery and equipment of $491,639 and payments for intangible assets, including patents and capitalized software, of $316,330. Our investing activities used cash of $910,715 in the six months ended June 30, 2001, including $586,911 for the acquisition of machinery and equipment and $326,163 for payments for intangible assets, including patents and capitalized software.

         Our financing activities used cash of $1,742,207, which included the purchase of treasury stock for an aggregate of $3,462,557, and for payments of obligations under capital leases of $65,861. We purchased 392,337 outstanding shares in the six months ended June 30, 2002. Net proceeds from the sale of common stock pursuant to the exercise of employee and director options provided cash of $1,812,260, which represented 334,997 shares exercised. In the six months ended June 30, 2001, our financing activities used cash of $108,409 for repayments under capitalized leases.

         The net decrease in cash in the six months ended June 30, 2002, for the reasons cited above, amounted to $288,859. In the comparable 2001 period, the net increase in cash amounted to $2,074,016. Our ending cash and cash equivalents balance as of June 30, 2002 and 2001 was $9,922,539 and $8,811,322, respectively.

         For the remainder of 2002, we expect to use our cash for working capital purposes; for improvements to our manufacturing facility; for new product development and sustaining engineering; for the acquisition of equipment, including production equipment, tooling, and computers; for the purchase of intangible assets, including patents; for increased selling and marketing activities, especially as the relate to the Dimension product launch and market development; for acquisitions; and for our common stock buyback program. While we believe that the primary source of liquidity during the balance of 2002 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

         As of June 30, 2002, we had gross accounts receivable of $10,375,623, less an allowance of $473,785 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, in the quarter ended June 30, 2002, principally due to the bankruptcy of a customer, we wrote-off receivables in excess of $200,000. Certain customers, especially those that purchased our Maxum or Titan systems, continue to carry high balances. Additionally, at June 30, 2002, large balances were concentrated with certain international distributors. Default by one or more of these distributors or customers would result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.

         Our total current assets amounted to $27,891,087 at June 30, 2002, the majority of which consisted of cash and cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $7,704,737. Our debt is minimal, consisting of a mortgage payable of $2,244,928 and principal payments due under a capital lease of $64,459. We will pay off the capital lease by the end of 2002. We estimate that we will spend approximately $1,200,000 in 2002 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. As of June 30, 2002, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending June 30, 2003, should amount to approximately $3,500,000. We intend to finance these purchases from existing cash or from cash flows from operations.

Inflation

         We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

         Prior to 2001, substantially all of our recognized revenues from foreign sales were invoiced in United States dollars. Therefore, our exposure to foreign currency exchange rates was immaterial. Commencing in late 2000 and continuing throughout 2001, we began to invoice sales to certain European distributors in euros. Our reported results have been subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. We have previously hedged using forward foreign exchange contracts, although this hedging involved relatively small positions. We will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risk but there can be no assurances that we will be fully protected against material foreign currency fluctuations. Translation exposure to our balance sheet with respect to foreign operations is not hedged. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

Forward-looking Statements and Factors That May Affect Future Results of Operations

         All statements herein that are not historical facts or that include such words as “expect”, “anticipate”, “project”, “estimate” or “believe” or other similar words are forward-looking statements that we deem to be covered by and to qualify for the safe harbor protection covered by the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein. These forward-looking statements include the expected increases in net sales of rapid prototyping systems, services and consumables, our ability to maintain our gross margins on these sales, and our plans and objectives to introduce new products, control expenses, improve the quality and reliability of our systems, and improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we (1) will be able to continue to introduce new rapid prototyping systems and materials acceptable to the market and improve our existing technology and software in our current product offerings, (2) will be able to successfully launch the new Dimension product, and that the market will accept this product, (3) will be able to maintain our revenues and gross margins on our present products, (4) will be able to control our operating expenses, (5) will be able to expand our manufacturing capabilities to meet the expected demand generated by Dimension, and (6) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, market and technology conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering, selling, manufacturing or other budgets, which may in turn affect our results of operations or the success of our new product development and introduction. Due to the factors noted above and elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since we frequently receive the majority of our orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

         We held our Annual Meeting of Stockholders on May 9, 2002. The following directors, constituting all of the directors of the Company, were elected at the meeting to serve until the next annual meeting and until their respective successors are duly elected and qualified. The directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

	Votes Cast
	For Election	Withheld Authority/Abstained

Scott Crump	4,189,302	115,472

Ralph E. Crump	4,264,282	40,492

Edward J. Fierko	4,270,682	34,092

Clifford H. Schwieter	4,265,372	39,402

Arnold J. Wasserman	4,266,372	38,402

Gregory L. Wilson	4,265,622	39,152

         Holders of 1,588,961 shares voted to approve and adopt the Stratasys, Inc. 2002 Long-Term Performance and Incentive Plan, 241,857 shares were voted against the Plan, and there were 2,473,956 abstentions and broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2002	STRATASYS, INC.

	By:	/s/Thomas W. Stenoien

Thomas W. Stenoien Chief Financial Officer (Principal Financial Officer)