Form 10-Q
period 2002-09-30
STRATASYS INC
filed 2002-11-14
CIK 915735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended    September 30, 2002

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to_________________

Commission file number    1-13400

                                 STRATASYS, INC.
                               -------------------
             (Exact Name of registrant as Specified in Its Charter)


                 Delaware                                36-3658792
     ---------------------------------                -----------------
     (State or Other Jurisdiction                     (I.R.S. Employer
     of Incorporation or Organization)                Identification No.)

                14950 Martin Drive, Eden Prairie, Minnesota 55344
               --------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (952) 937-3000
                                 ---------------
              (registrant's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
past 90 days. Yes  X   No ___

      As of November 11, 2002, the registrant had 5,302,054 shares of Common Stock, $.01 par value, outstanding.

                                 STRATASYS, INC.

                                      Index

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements ............................................     1

               Consolidated Balance Sheets as of September 30, 2002
               and December 31, 2001 .....................................     1

               Consolidated Statements of Operations and Comprehensive
               Income for the three and nine months ended
               September 30, 2002 and 2001 ...............................     2

               Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2002 and 2001 .............     3

               Notes to Financial Statements .............................     4

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................     5

Item 4. Controls and Procedures ..........................................    12

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K ................................    13

Signatures ...............................................................    14

                                      (i)

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

==========================================================================================================
                                                                        SEPTEMBER 30,         DECEMBER 31,
                                                                            2002                   2001
                                                                        (UNAUDITED)
----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                            $ 11,769,650         $ 10,211,398
    Accounts receivable, less allowance for returns and
       doubtful accounts of $475,691 in 2002 and $562,888 in 2001          11,228,513           12,132,738
    Inventories                                                             7,139,981            6,877,582
    Prepaid expenses                                                          388,331              558,879
    Deferred income taxes                                                     246,000              246,000
                                                                         ---------------------------------
        Total current assets                                               30,772,475           30,026,597
                                                                         ---------------------------------

PROPERTY AND EQUIPMENT, net                                                 5,766,638            6,006,529
                                                                         ---------------------------------
OTHER ASSETS
    Intangible assets, net                                                  3,055,883            3,288,222
    Deferred income taxes                                                   1,780,230            2,363,000
    Other                                                                     130,717              266,997
                                                                         ---------------------------------
                                                                            4,966,830            5,918,219
                                                                         ---------------------------------
                                                                         $ 41,505,943         $ 41,951,345
                                                                         =================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Obligations under capitalized leases                                 $     29,794         $    130,320
    Mortgage payable, current portion                                          59,997               54,994
    Accounts payable and other current liabilities                          3,886,670            3,736,284
    Unearned maintenance revenue                                            4,359,835            4,510,751
                                                                         ---------------------------------
        Total current liabilities                                           8,336,296            8,432,349
                                                                         ---------------------------------
MORTGAGE PAYABLE, less current portion                                      2,171,999            2,215,983
                                                                         ---------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, authorized 15,000,000
   shares,  issued 6,468,291 shares in 2002 and
    6,133,294 shares in 2001                                                   64,683               61,333
   Capital in excess of par value                                          34,752,884           32,943,974
   Retained earnings                                                        3,313,745            1,797,606
   Accumulated other comprehensive loss                                       (64,583)             (72,084)
   Less cost of treasury stock, 1,167,737 shares in 2002
     and 740,400 shares in 2001                                            (7,069,081)          (3,427,816)
                                                                         ---------------------------------
        Total stockholders' equity                                         30,997,648           31,303,013
                                                                         ---------------------------------
                                                                         $ 41,505,943         $ 41,951,345
                                                                         =================================

See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

================================================================================================================================
                                                      THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------------------------------------------------
                                                         2002                 2001                 2002                2001
                                                     (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
SALES                                               $ 12,028,475         $  9,703,008         $ 28,536,472         $ 27,614,412

COST OF GOODS SOLD                                     4,326,895            3,771,738           11,069,358           11,052,528
                                                    ---------------------------------         ---------------------------------
GROSS PROFIT                                           7,701,580            5,931,270           17,467,114           16,561,884

COSTS AND EXPENSES
     Research and development                          1,273,278            1,185,319            3,611,537            3,672,980
     Selling, general and administrative               3,988,082            3,573,314           11,850,599           10,830,523
                                                    ---------------------------------         ---------------------------------
                                                       5,261,360            4,758,633           15,462,136           14,503,503
                                                    ---------------------------------         ---------------------------------
OPERATING INCOME                                       2,440,220            1,172,637            2,004,978            2,058,381
                                                    ---------------------------------         ---------------------------------

OTHER INCOME (EXPENSE)
     Interest income                                      36,325               78,442              117,228              282,973
     Interest expense                                    (44,051)             (35,960)            (135,313)             (85,768)
     Other                                               (22,406)              91,051              133,582             (130,540)
                                                    ---------------------------------         ---------------------------------
                                                         (30,132)             133,533              115,497               66,665
                                                    ---------------------------------         ---------------------------------
 INCOME BEFORE INCOME TAXES                            2,410,088            1,306,170            2,120,475            2,125,046

 INCOME TAXES                                            686,874              326,503              604,336              531,252
                                                    ---------------------------------         ---------------------------------
 NET INCOME                                         $  1,723,214         $    979,667         $  1,516,139         $  1,593,794
                                                    =================================         =================================
 EARNINGS PER COMMON SHARE
        Basic                                       $       0.32         $       0.18         $       0.28         $       0.29
                                                    =================================         =================================
        Diluted                                     $       0.31         $       0.18         $       0.27         $       0.29
                                                    =================================         =================================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
        Basic                                          5,326,904            5,470,107            5,346,650            5,472,785
                                                    =================================         =================================
        Diluted                                        5,529,858            5,487,212            5,616,378            5,480,021
                                                    =================================         =================================
COMPREHENSIVE INCOME

NET INCOME                                          $  1,723,214         $    979,667         $  1,516,139         $  1,593,794

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation adjustment              20,634                  983                7,501              (18,386)
                                                    ---------------------------------         ---------------------------------
COMPREHENSIVE INCOME                                $  1,743,848         $    980,650         $  1,523,640         $  1,575,408
                                                    =================================         =================================

See notes to financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

==================================================================================================
                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                       2002                 2001
                                                                   (UNAUDITED)          (UNAUDITED)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $  1,516,139         $ 1,593,794
Adjustments to reconcile net income to net
   cash provided by operating activities:
        Deferred income taxes                                          582,770             519,013
        Depreciation                                                 1,197,353           1,048,159
        Amortization                                                   649,941             521,734
        Loss on disposal of assets                                         119              32,297
        Increase (decrease) in cash attributable to
          changes in assets and liabilities
            Accounts receivable                                        904,225            (901,466)
            Inventories                                               (612,389)            656,500
            Prepaid expenses                                           170,548             250,536
            Other assets                                               136,280             110,527
            Accounts payable and other current liabilities             150,386            (808,481)
            Unearned maintenance revenue                              (150,916)            345,338
                                                                  --------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            4,544,456           3,367,951
                                                                  --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of machinery and equipment                              (607,591)         (1,442,518)
  Payments for intangible assets                                      (417,602)           (396,975)
                                                                  --------------------------------
NET CASH USED IN INVESTING ACTIVITIES                               (1,025,193)         (1,839,493)
                                                                  --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                  (100,526)           (156,419)
  Repurchase of treasury stock                                      (3,641,265)            (89,292)
  Payments of mortgage payable                                         (38,981)             (8,209)
  Net proceeds from the sale of common stock                         1,812,260
                                                                  --------------------------------
NET CASH USED IN FINANCING ACTIVITIES                               (1,968,512)           (253,920)
                                                                  --------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  7,501             (18,386)
                                                                  --------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,558,252           1,256,152

CASH AND CASH EQUIVALENTS, beginning of period                      10,211,398           6,737,306
                                                                  --------------------------------
CASH AND CASH EQUIVALENTS, end of period                          $ 11,769,650         $ 7,993,458
                                                                  ================================

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

      Note 1 -- Basis of Presentation

      The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2001, filed as part of the Company's Annual Report on Form 10-K for such year.

      Note 2--- Inventory

      Inventories consisted of the following at September 30 and December 31, respectively:


                                2002              2001
                                ----              ----
     Finished Goods          $2,953,341        $4,539,943
      Work in process            38,770
      Raw materials           4,147,870         2,337,639
                             ----------        ----------
      Totals                 $7,139,981        $6,877,582
                             ==========        ==========

      Note 3--Material Commitments

      The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $3,300,000, some of which contain non-cancellation clauses.

      Note 4 -- Income per common share

      The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended September 30, 2002 and 2001, the additional shares amounted to 202,954 and 17,105, respectively. For the nine months ended September 30, 2002 and 2001, the additional shares amounted to 269,728 and 7,236, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      We develop, manufacture, and market a family of rapid prototyping devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. Historically, our growth has come from sales to a number of industries, including automotive, consumer products, electronics, medical, and aerospace. Universities, other educational institutions, government agencies, and service bureaus have also been significant markets for us. Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping devices and applications that meet the needs of our current and prospective customers. We intend to focus our new product development on various rapid prototyping devices, modeling materials, and software enhancements. In 2002, we have focused our primary business strategy on expanding international and domestic sales of our existing family of rapid prototyping devices, while maintaining on-going development of new rapid prototyping equipment, modeling materials, services, and software.

      We introduced Dimension(TM), our new 3-D printer, in February 2002. Dimension offers ABS modeling capabilities in a 3-D Printer platform. The part output from competitive 3-D printers has tended to be extremely fragile. Dimension allows users to create parts from ABS, which offers part strength required of true form, fit and function testing. We believe that Dimension, introduced at a selling price of $29,900, is the lowest priced system in the rapid prototyping market. Commercial shipments of Dimension systems commenced in February 2002.

      In March 2002 we introduced the Prodigy Plus(TM). This system incorporates our WaterWorks(TM) soluble support system on the Prodigy(TM) platform, and is further enhanced by the addition of our Insight(TM) software that offers speed and performance improvements over those of our Benchtop systems. Commercial shipments commenced in May 2002.

      Aided by the successful introduction of the Dimension, where both orders and shipments continued to exceed our expectations, net revenue in the third quarter of 2002 increased to $12,028,475. Gross unit shipments in the third quarter of 2002 increased to 162 systems from 60 systems in the third quarter of 2001. In addition, sales of our high-end systems, including our Maxum(TM) and Titan(TM) systems, improved from the levels reported in the first half of 2002. Total bookings in the quarter exceeded our plan, but our backlog declined by approximately 35% from the backlog as of June 30, 2002. Our backlog consists of both Dimensions and our high-end systems, the majority of which are expected to ship in the fourth quarter of 2002.

      We have continued to implement our 2002 strategy to expand our position in the 3-D printing market and our core rapid prototyping businesses. We anticipate that we will continue to control our expenses while we expand our revenue growth from the results attained in 2001. We believe that the 3-D printing market represents a significant growth area and that the introduction of Dimension will have a significant positive impact on our 2002 results and beyond. However, we remain fully committed to the continued growth of our historic core business, which is currently served by our Maxum, Titan, Prodigy Plus, and FDM 3000 systems. We also believe that our service, consumable, and maintenance revenues derived from our installed base of systems will also improve over the results attained in 2001. Our ability to implement our strategy is subject to numerous uncertainties, many of which are described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned "Forward Looking Statements and Factors That May Affect Future Results of Operations." We cannot ensure that our efforts will be successful.

      We believe that the rapid prototyping industry is growing at approximately 5-10% per year and that 3-D printers and office modelers account for more than 30% of the total units of rapid prototyping systems shipped. Furthermore, we believe the 3-D Printing segment of this market is the fastest growing component of the market, and that our Dimension system, based upon price and performance, is positioned to capture an increased share of this market. We believe that there is a long-term trend toward lower-priced rapid prototyping systems capable of producing functional prototypes. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping and concept-modeling needs. Certain market segments in the industry have not demonstrated significant pricing sensitivity. These segments are more interested in modeling envelope size, modeling material, throughput, part quality, part durability, rapid manufacturing, and rapid tooling, which should allow growth to continue for higher priced rapid prototyping systems, such as our Maxum and Titan systems, that address these needs.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2001

      The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                       For the quarters ended September 30,

                                                             2002             2001
                                                             ----             ----
    Net sales                                               100.0%          100.0%
    Cost of sales                                            36.0%           38.9%
    Gross margin                                             64.0%           61.1%
    Selling, general, and administrative expenses            33.2%           36.8%
    Research & development expense                           10.6%           12.2%
    Operating income                                         20.3%           12.1%
    Other income (expense)                                   (0.3%)           1.4%
    Income before taxes                                      20.0%           13.5%
    Income taxes                                              5.7%            3.4%
    Net income                                               14.3%           10.1%

NET SALES

      Net sales for the quarter ended September 30, 2002 were $12,028,475, compared with net sales of $9,703,008 for the quarter ended September 30, 2001. This represents an increase of $2,325,467, or 24.0%. Dimension sales were very strong and exceeded our internal expectations, as did sales of our Titan and Maxum systems. Revenues from consumables, maintenance, and other services also increased in the quarter ended September 30, 2002 as compared with the same 2001 period. Maintenance and consumable revenue was enhanced by the larger installed base of systems and continued emphasis on the sale of maintenance contracts.

      Domestic sales accounted for approximately 55% of total revenue in the third quarter of 2002, compared with approximately 60% recorded in the third quarter of 2001. In the United States, our eastern region recorded the highest revenue. Internationally, our European region reported the highest revenue, which amounted to approximately 23% of total sales, compared with approximately 15% recorded in the comparable 2001 period. Our combined Asia Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 21% of total revenue in the third quarter of 2002, similar to the results reported for the comparable 2001 period. We believe that sales into our Asia Pacific, European, and eastern USA regions will remain strong throughout the remainder of 2002. However, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

GROSS PROFIT

      Gross profit increased to $7,701,580, or 64% of sales, in the quarter ended September 30, 2002, compared with $5,931,270, or 61.1% of sales, in the quarter ended September 30, 2001. This represents an increase of $1,770,310, or 29.8%. Gross profit increased due to higher revenues, principally due to strong sales of our Dimension, Titan, and Maxum systems and service and consumable sales. The improvement to gross profit as a percentage of sales was principally due to favorable product mix, a cost reduction to a product line, lower scrap and obsolescence expenses, and a reclassification from cost of goods sold to R&D expense of approximately $100,000 resulting from a transfer of finished goods inventory for internal use. Gross profits as a percentage of sales should range between 58% to 62% over the next several quarters, but will be highly dependent upon sales mix and volumes. Accordingly, our actual results could differ.

OPERATING EXPENSES

      SG&A expenses increased to $3,988,082 for the quarter ended September 30, 2002, from $3,573,314 for the quarter ended September 30, 2001. This represents an increase of $414,768, or 11.6%. Variable commission and travel-related expenses, together with marketing, promotional, and sales expenses associated with the Dimension product launch, accounted for much of the increase in the quarter ended September 30, 2002, as compared with same quarter in 2001. SG&A expenses should be expected to be higher than comparative year-over-year quarters for the next several quarters, primarily due to expected expenses associated with the Dimension product launch. Our actual results could differ, however.

      R&D expenses increased to $1,273,278 for the quarter ended September 30, 2002 from $1,185,319 for the quarter ended September 30, 2001. The increase amounted to $87,959, or 7.4%. As referenced above, approximately $100,000 of expense associated with the internal use of inventory was reclassified to R&D expense from cost of goods sold. In light of rising salary and benefit expenses, our goal of controlling R&D expenses has been successful thus far in 2002. Future trends in R&D should reflect expense levels reasonably consistent with the results reported in the quarter and nine months ended September 30, 2002, although some fluctuations due to the timing of certain expenses or to the completion of certain projects could impact the reported results in any given quarter.

      For the reasons cited above, our operating income for the quarter ended September 30, 2002 amounted to $2,440,220, or 20.3% of sales, compared with operating income of $1,172,637, or 12.1% of sales, for the quarter ended September 30, 2001. This represents an increase of $1,267,583, or 108.1%.

      Over the next several quarters, our operating results could be adversely affected if the downturn in general economic conditions experienced by most capital equipment manufacturers in 2001 and 2002 were to continue. Our expense levels are based in part on our expectations of future revenues and product mix. Our planning assumes that the economic conditions affecting capital equipment manufacturers will slowly improve, commencing in late 2002 and continuing through 2003. If general economic conditions should worsen or the recovery takes longer than we expect, the revenues we recognize, or the mix of those revenues, could be severely impacted. While our backlog at the end of September was significantly higher than our backlog as of the end of 2001, we will still need a significant number of new orders to achieve our revenue and operating profit objectives. These factors may lead to operating losses in certain quarters, or reduced operating and gross profits as compared with prior periods. Our intention is to build our backlog of unshipped orders in the fourth quarter, assuming that we are able to achieve our fourth quarter revenue plan. This would improve operating results for the first quarter of 2003, which has historically been our weakest and most volatile quarter. We can give no assurances that we will succeed in this. While we have adjusted, and will continue to adjust, our expense levels based on revenues, fluctuations in revenues and product mix in a particular period could adversely impact our operating results.

OTHER INCOME (EXPENSE)

      Other expense netted to $30,132 in the quarter ended September 30, 2002 compared with other income of $133,533 in the quarter ended September 30, 2001. Interest income declined to $36,325 in the quarter ended September 30, 2002 compared with $78,442 in the same quarter in 2001. The reduction in interest income was primarily due to lower interest rates. Interest expense increased to $44,051 in the quarter ended September 30, 2002 from $35,960 in the same quarter of 2001, primarily due to interest expense on the mortgage of our manufacturing facility. In the quarter ended September 30, 2002, we recognized other expense of $22,406, principally due to a loss on foreign currency transactions related to the euro, which compared with other income of $91,051, principally due to income on foreign currency transactions related to the euro in the same quarter of 2001.

NET INCOME

      For the reasons cited above, the net income for the third quarter of 2002 amounted to $1,723,214, or 14.3% of sales, compared with net income of $979,667, or 10.1% of sales, in the comparable 2001 quarter. This resulted in earnings per diluted common share of $.31 in the quarter ended September 30, 2002, compared with earnings per diluted common share of $.18 for the quarter ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

      The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                      For the nine months ended September 30,

                                                               2002            2001
                                                               ----            ----
     Net sales                                               100.0%           100.0%
     Cost of sales                                            38.8%            40.0%
     Gross margin                                             61.2%            60.0%
     Selling, general, and administrative expenses            41.5%            39.2%
     Research & development expense                           12.7%            13.3%
     Operating income                                          7.0%             7.5%
     Other income                                              0.4%             0.2%
     Income before taxes                                       7.4%             7.7%
     Income taxes                                              2.1%             1.9%
     Net income                                                5.3%             5.8%

NET SALES

      Net sales for the nine months ended September 30, 2002, were $28,536,472, compared with sales of $27,614,412 for the nine months ended September 30, 2001. This represents an increase of $922,060, or 3.3%. Dimension and Titan sales were very strong and exceeded our internal expectations. Neither Titan nor Dimension was available for sale for full nine-month period of 2001, so year-over-year comparison is not applicable. Revenues from both consumables and maintenance also increased in the nine months ended September 30, 2002 as compared with the same 2001 period. Maintenance and consumable revenue were enhanced by the larger installed base of systems and continued emphasis on the sale of maintenance contracts. Certain market segments, especially automotive, have remained weak for us throughout 2002. Historically, these segments have provided us with significant revenue and profitability, and their continued weakness could represent a risk to us for meeting our future growth and profitability objectives.

      Domestic sales accounted for approximately 54% of total revenue in both the nine months ended September 30, 2002, as well as the comparable 2001 period. However, international system sales were equivalent to the results achieved in our domestic markets for the 2002 period. In the United States, our eastern region continued to record the highest revenue, replacing our central region, which has been impacted by weakness in the automotive industry. Internationally, both our European and Far East regions recorded revenues that amounted to 22% of total sales. Europe accounted for only 19% of total revenue for the nine months ended September 30, 2001, while our combined Asia Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 22% of total revenue in the nine months ended September 30, 2001.

GROSS PROFIT

      Gross profit improved to $17,467,114, or 61.2% of sales, in the nine months ended September 30, 2002, compared with $16,561,884, or 60% of sales, in the comparable period of 2001. This represents an increase of $905,230, or 5.5%. Gross profit increased due to higher revenues, a favorable mix to higher margin products, lower scrap and obsolescence expense, and the reclassification of cost of goods sold to R&D expense of approximately $100,000 resulting from the transfer of finished goods inventory for internal use.

OPERATING EXPENSES

      SG&A expenses increased to $11,850,599 for the nine months ended September 30, 2002, from $10,830,523 for the comparable period of 2001. This represents an increase of $1,020,076, or 9.4%. Bad debt expense in the 2002 period exceeded $200,000, principally the result of a customer's bankruptcy. Variable commissions and travel expenses were higher in the 2002 period as a result of increased revenues, while marketing, promotional, and sales expenses associated with the Dimension product launch accounted for much of the remainder of the increases in the period.

      R&D expenses declined to $3,611,537 for the nine months ended September 30, 2002 from $3,672,890 for the nine months ended September 30, 2001. The decrease amounted to $61,443, or 1.7%. On higher revenues, R&D expenses decreased as a percentage of sales to 12.7% in the nine months ended September 30, 2002, from 13.3% in the 2001 period. Our R&D expenses for the fourth quarter of 2002, with some modest fluctuations, should be consistent with the results reported in the first nine months of the year, although our actual results could differ.

      For the reasons cited above, our operating income for the nine months ended September 30, 2002 amounted to $2,004,978, or 7.0% of sales, compared with operating income of $2,058,381, or 7.5% of sales, for the nine months ended September 30, 2001. This represents a decline of $53,403, or 2.6%.

OTHER INCOME

      Other income netted to $115,467 in the nine months ended September 30, 2002 compared with other income of $66,665 in the comparable 2001 period. Interest income declined to $117,228 in the current nine-month period, compared with $282,973 in the 2001 nine-month period. The reduction in interest income was primarily due to lower interest rates. Interest expense increased to $135,313 in the nine months ended September 30, 2002 from $85,768 in the same period of 2001, primarily due to interest expense on the mortgage of our manufacturing facility. In the nine months ended September 30, 2002, we recognized other income of $133,582, principally due to income from foreign currency transactions related to the euro, which compared with a loss on foreign currency transactions related to the euro of $130,540 in the same period of 2001.

NET INCOME

      For the reasons cited above, the net income for the nine months ended September 30, 2002, amounted to $1,516,139, or 5.3% of sales, compared with net income of $1,593,794, or 5.8% of sales, in the comparable 2001 period. This resulted in earnings per diluted common share of $.27 in the nine months ended September 30, 2002, compared with earnings per diluted common share of $.29 for the comparable period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities for the nine months ended September 30, 2002, provided cash of $4,544,456, primarily reflecting our net income of $1,516,139 and a decrease in accounts receivable of $904,225. Strong collections of our second quarter receivables accounted for this decrease. An increase in inventories and a decrease in unearned maintenance revenue used cash of $904,225 and $150,916, respectively. Most of the increase in inventories was on our best selling product lines, allowing us to expand capacity for expected future shipments. In the nine months ended September 30, 2001, our operating activities provided cash of $3,367,951, primarily reflecting our net income of $1,593,794, coupled with a decrease in inventories and an increase in unearned maintenance of $656,500 and $345,338, respectively. An increase in accounts receivable and a decrease in accounts payable and other current liabilities used cash of $901,466 and $808,481, respectively, in the same 2001 period.

      Our investing activities used cash of $1,025,193 in the nine months ended September 30, 2002, reflecting the acquisition of machinery and equipment of $607,591 and payments for intangible assets, including patents and capitalized software, of $417,602. Our investing activities used cash of $1,839,493 in the nine months ended September 30, 2001, including $1,442,518 for the acquisition of machinery and equipment and $396,975 for payments for intangible assets, including patents and capitalized software.

      In the nine months ended September 30, 2002, our financing activities used cash of $1,968,512, which included the purchase of treasury stock for an aggregate of $3,641,265, and for payments of obligations under capital leases of $100,526. We purchased 427,337 outstanding shares during this nine-month period. Net proceeds from the sale of common stock pursuant to the exercise of employee and director options provided cash of $1,812,260, which represented options exercised to purchase 334,997 shares. In the nine months ended September 30, 2001, our financing activities used cash of $253,920, principally for repayments under capitalized leases and purchase of treasury stock for $156,419 and $89,292, respectively.

      The net increase in cash in the nine months ended September 30, 2002, for the reasons cited above, amounted to $1,558,252. In the comparable 2001 period, the net increase in cash amounted to $1,256,152. Our ending cash and cash equivalents balance as of September 30, 2002 and 2001 was $11,769,650 and $7,993,458, respectively.

      For the remainder of 2002, we expect to use our cash for working capital purposes; for improvements to our manufacturing facility; for new product development and sustaining engineering; for the acquisition of equipment, including production equipment, tooling, and computers; for the purchase of intangible assets, including patents; for increased selling and marketing activities, especially as they relate to the Dimension product launch and market development; for acquisitions; and for our common stock buyback program. In October 2002, our board of directors authorized a continuation of our stock buyback program by authorizing an additional $1,000,000 to the prior authorization of $2,000,000, net of the proceeds from the exercise of stock options. While we believe that the primary source of liquidity during 2002 and 2003 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

      As of September 30, 2002, we had gross accounts receivable of $11,704,204, less an allowance of $475,691 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, in the nine months ended September 30, 2002, principally due to the bankruptcy of a customer, we wrote-off receivables in excess of $200,000. Certain customers, especially those that purchased our Maxum or Titan systems, continue to carry high balances. Additionally, at September 30, 2002, large balances were concentrated with certain international distributors, and some of these balances exceed our payment terms. Default by one or more of these distributors or customers would result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.

      Our total current assets amounted to $30,772,475 at September 30, 2002, the majority of which consisted of cash and cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $8,336,296. Our debt is minimal, consisting of a mortgage payable of $2,231,996 and principal payments due under a capital lease of $29,794. We will pay off the capital lease by the end of 2002. We estimate that we will spend approximately $1,200,000 in 2002 for facility improvements, production and R&D equipment, computers and integrated software, and tooling, of which approximately $900,000 has been completed. As of September 30, 2002, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending September 30, 2003, should amount to approximately $3,300,000. We intend to finance these purchases from existing cash or from cash flows from operations.

Inflation

      We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

FOREIGN CURRENCY TRANSACTIONS

      Prior to 2001, substantially all of our recognized revenues from foreign sales were invoiced in United States dollars. Therefore, our exposure to foreign currency exchange rates was immaterial. Commencing in late 2000 and continuing throughout 2002, we began to invoice sales to certain European distributors in euros. Our reported results have been subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. We have previously hedged using forward foreign exchange contracts, although this hedging involved relatively small positions. We will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risk but there can be no assurances that we will be fully protected against material foreign currency fluctuations. Translation exposure to our balance sheet with respect to foreign operations is not hedged. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

ITEM 4. CONTROLS AND PROCEDURES

a)    Evaluation of Disclosure Controls and Procedures

            Based on their evaluation as of a date within 90 days of the filing date of this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934
(the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange
Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

b)    Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls subsequent to the chief executive officer's and chief financial officer's most recent evaluation, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits.

      (1)   Exhibit 99.1  Certification Pursuant to 18 U.S.C. Section 1350, as
                          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (2)   Exhibit 99.2  Certification Pursuant to 18 U.S.C. Section 1350, as
                          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002           STRATASYS, INC.


                                   By: /s/ Thomas W. Stenoien
                                       ----------------------------------
                                       Thomas W. Stenoien
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                 STRATASYS, INC.

                                  CERTIFICATION

I, S. Scott Crump, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stratasys, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ S. Scott Crump
-------------------------------------
President and Chief Executive Officer

November 14, 2002
-------------------------------------
Date

                                 STRATASYS, INC.

                                  CERTIFICATION

I,  Thomas W. Stenoien, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stratasys, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Thomas W. Stenoien
----------------------------
Chief Financial Officer

November 14, 2002
----------------------------
Date