Form 10-K
period 2002-12-31
STRATASYS INC
filed 2003-03-27
CIK 915735

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-13400

STRATASYS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3658792 (I.R.S. Employer Identification No.)

14950 Martin Drive, Eden Prairie, Minnesota 55344
(Address of Principal Executive Offices)

(952) 937-3000
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.01 par value	The Pacific Exchange Inc.

Securities Registered Under Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 28, 2002, the last business day of the Registrant’s most recently completed second quarter, was approximately $33,321,771. On such date, the closing price of the Registrant’s Common Stock, as quoted on the Nasdaq National Market, was $7.54.

     The Registrant had 5,468,373 shares of common stock outstanding as of March 19, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of the Annual Report on Form 10-K is herein incorporated by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Stockholders scheduled to be held on May 6, 2003.

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Stratasys manufactures and sells a line of rapid prototyping (“RP”) and three dimensional (“3-D”) printing devices that create physical models from computerized designs. We were incorporated in Delaware in 1989 and our executive offices are located in Eden Prairie, Minnesota. Our rapid prototyping systems are based on our core patented fused deposition modeling (“FDM®”) technology or on our patented Genisys® technology. We sold our first product, the 3-D Modeler®, commercially in April 1992 and introduced our second product, the Benchtop, in June 1993. Other significant developments in our business are set forth below:

•	In 1996 and 1997, we introduced several enhanced versions of our FDM system. In 1997, we also introduced our Genisys system, which we developed from technology that we acquired from International Business Machines Corporation (“IBM”) in 1995.

•	In January 1998, we introduced the FDM Quantum®, which offered large modeling capabilities (the largest commercial build envelope in the industry) combined with significant speed and performance enhancements as compared with the FDM 2000. The FDM Quantum incorporated MagnaDrive technology that allows the extrusion heads to move on a bed of air while directed by electro-magnetic motion-control devices.

•	In December 1998, we acquired RP technology that we subsequently used to develop our Prodigy™ and Dimension™ systems.

•	In April 1999, we introduced the GenisysXs. This system offered enhanced performance and speed improvements over the original Genisys.

•	In August 1999, we introduced the FDM 3000 system based on our core FDM technology. The FDM 3000 features a build envelope 60% larger than our Benchtop systems. In conjunction with the FDM 3000, we introduced WaterWorks™. The patented WaterWorks process allows for the easy removal of supports from a completed prototype model by simple immersion into a water-based solution.

•	In July 2000, we introduced Prodigy, which was a low-cost RP system that produced parts in a durable, plastic compound called ABS. Prototypes made from ABS can be used for functional testing. Prodigy offered office modeling, speed, ease of use, and networking capabilities at a competitive price.

•	In November 2000, we introduced the FDM Maxum™. Maxum offers significant speed enhancements over our previously released Quantum system. Maxum features WaterWorks and InSight™, our preprocessing software that increases build speed and improves the design engineer’s control and efficiency over the entire build process. InSight was separately introduced in February 2001 as a replacement for our QuickSlice software.

•	In May 2001, we introduced the FDM Titan™. Titan is based on our core FDM technology and offers users the capability to model in polycarbonate, a durable engineering thermoplastic material that offers strength and superior heat and chemical resistance. The capability of modeling in ABS was added to Titan in December 2001.

•	In February 2002, we introduced the Dimension. Dimension offers ABS modeling capabilities on a desktop 3-D printer platform. We believe that Dimension, introduced at $29,900, is the lowest priced system in the rapid prototyping market.

•	In March 2002, we introduced the Prodigy Plus™. This system incorporates our WaterWorks soluble support system on the Prodigy platform, and is further enhanced by the addition of our InSight software. Commercial shipments commenced in May 2002.

DESCRIPTION OF BUSINESS

     We are a leader in the office prototyping market, which is referred to as rapid prototyping. We develop, manufacture and market a family of rapid prototyping devices and 3-D printers that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer-aided design (“CAD”) workstation. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes directly from a designer’s three-dimensional CAD in a matter of hours.

     We believe that the RP systems using our FDM technology are the only rapid prototyping systems commercially available that can produce parts from plastic without relying on lasers. This affords our products a number of significant advantages over other commercially available three-dimensional rapid prototyping technologies, which rely primarily on lasers to create models. Such benefits include:

•	the ability to use the device in an office environment due to the absence of hazardous emissions

•	little or no post-processing

•	ease of use

•	the need for relatively little set up of the system for a particular project

•	the availability of a variety of modeling materials

•	no need for costly replacement lasers and laser parts

     Our systems can also run virtually unattended, producing models while designers perform other tasks.

     The process involved in the development of a three-dimensional model using our FDM systems begins with the creation of a 3-D geometric model on a CAD workstation. The model is then imported into our proprietary software program, which mathematically slices the CAD model into horizontal layers that are downloaded into the system. A spool of thin thermoplastic modeling material feeds into a moving FDM extruding head, which heats the material to a semi-liquid state. This semi-liquid material is extruded and deposited, one layer at a time, on a base (the “X-Y Stage”) in a thermally-controlled modeling chamber. As the material is directed into place by the computer-controlled head, layer upon layer, the material solidifies, creating a precise and strong laminated model.

APPLICATIONS FOR RAPID PROTOTYPING

     RP is the physical modeling of a design using a special class of machine technology. RP systems take data created from CAD data, CT and MRI scan data or 3-D digitized data to quickly produce models, using an additive approach. Traditionally, RP has been used by organizations to accelerate product development. Many companies use RP to test form, fit and function to help improve the time to market. An emerging market segment for RP systems is Rapid Tooling (“RT”). Although not clearly defined today, RT is driven by RP systems and allows for the production of molds directly from CAD data or indirectly by producing custom mold inserts.

     During the past two years, the largest growth segment of the RP market has been 3-D printing products. 3-D printers are low cost RP systems (typically under $50,000) that reside in the design/engineering office environment, allowing the product development organizations quick access to an RP system. Based upon data furnished by Terry Wohlers in his 2002 report, we believe we have shipped more than 25% of all RP Systems since the industry’s inception, an improvement over the 23% realized through 2001.

     We have shipped over 2,300 systems. A wide variety of design and manufacturing organizations use our systems.

Current applications include:

•	Aerospace	•	Automotive

•	Consumer Products	•	Business Machines

•	Educational Institutions	•	Electronics

•	Medical Systems	•	Medical Analysis

•	Mold Making	•	Tooling

Additional future applications include:

•	Architectural design	•	Rapid manufacturing of custom parts

•	Free-form graphic design	•	Secondary tooling and mold-making

     Among potential medical applications, rapid prototyping is being used to produce accurate models of internal organs, bones or skulls for pre-operative evaluations or modeling of prostheses. In such uses, our RP systems serve as a peripheral device for CT and MRI devices.

PRODUCTS

Modeling Equipment

     We have been developing and improving our line of rapid prototyping products since our inception in 1989. Since our first commercial product was introduced in 1992, we have enhanced and expanded our product line. We have improved both the speed and accuracy of our FDM systems, expanded their build envelopes, introduced a number of new modeling materials and developed and introduced a low-cost 3-D printer. We have also enhanced and upgraded the software that our systems use to read CAD files and build the prototypes.

     Each of our products is based upon our patented FDM process or from technology acquired from IBM and is sold as an integrated system. The system consists of the prototyping machine, the software to convert the CAD designs into a machine compatible format, and modeling materials. Each of our products is office environment compatible and does not require an operator to be present while it is running.

     Our family of rapid prototyping systems affords a customer’s product development team, including engineers, designers and managers, the ability to create prototypes through all stages of the development cycle. Our products meet the needs of a very demanding and diverse industrial base by offering a wide range of capability and price from which to choose. The domestic list prices of our systems range from $29,900 for a Dimension to $250,000 for the FDM Maxum. We also offer special pricing for trade-in systems and upgrades.

     The Dimension is a 3-D printer allowing a user to create parts in ABS plastic. ABS offers the part strength required for true form, fit and function testing. Dimension operates in the office, offering speed, ease of use and networking capabilities at a competitive price. Dimension features our Catalyst ™ software, which offers a single push-button operation by automating all of the required build procedures. We introduced Dimension in February 2002, although commercial shipments to selected resellers commenced in December 2001. We believe that Dimension, at a list price of $29,900, is the lowest-priced system in the RP market.

     The Prodigy Plus is our lowest price FDM System that incorporates our WaterWorks soluble support system and InSight Software. The patented WaterWorks process allows for the easy removal of supports from a completed prototype model by simple immersion into a water-based solution. The support material is dissolved, resulting in a cleaned prototype that eliminates most post-processing requirements. Prodigy Plus is further enhanced by the addition of our InSight software. InSight offers the customer a more flexible array of features allowing for a range of fully automatic operation to individual and customized functions for each step of the build process. With the combination of ABS, WaterWorks and InSight software, the Prodigy Plus offers the customer “hands free” operation of the entire prototype building process. The Prodigy Plus was introduced in March 2002, and we have sold it to customers in a number of industries since that time.

     Our FDM benchtop products have a long history of feature improvements produced to meet customer demands. The FDM 3000 is the latest in the benchtop product line that offers a greater build envelope of nearly twice the size of the Dimension and Prodigy Plus and is capable of using a wide range of materials including ABS, ABSi, elastomer and investment casting wax. In conjunction with the commercial release of the FDM 3000 in late 1999, we introduced the WaterWorks support removal system.

     The FDM Titan was introduced in the summer of 2001 and provides a unique set of features that addresses demanding customer requirements. Titan offers users the capability to model with a wide range of engineering thermoplastic materials including polycarbonate (“PC”), ABS, and other thermoplastic materials that we expect to release, and also offers WaterWorks. These modeling materials provide superior strength coupled with heat and chemical resistance. This combination of properties allows engineers and designers a variety of options to meet demanding industrial prototyping and design requirements. Titan has a build envelope more than twice the size of the FDM 3000 and uses new technology based on “look ahead” motion profiles that provide faster build speeds. The Titan also incorporates enhanced ease of use features, such as the InSight software, automatic material loading and supply changeover.

     The FDM Maxum offers significant speed and feature detail enhancements over our previously released products. It incorporates MagnaDrive technology, which allows the extrusion head to float on a bed of air while being controlled through electromagnet devices. This offers significant speed and performance enhancements as compared with our other systems. The Maxum also delivers a fine feature detail capability allowing customers to make prototypes of very small parts. This feature was developed in conjunction with Fuji Film Corp of Japan. Features as small as .005” x .010” may be built allowing for increased prototyping capabilities for the telecommunications, electrical connector and camera and photography industries. The FDM Maxum was released in late 2000.

     We periodically discontinue manufacturing older products. We discontinued sales of the GenisysXs, FDM 8000 and Prodigy systems at various times in 2002. We plan to discontinue sales of the FDM 2000 in 2003. However, we continue to support these products in the field.

Modeling Material

     FDM technology allows the use of a greater variety of production grade plastic modeling materials than other technologies. We continue to develop filament modeling materials that meet the customer’s needs for increased speed, strength, accuracy, surface resolution, chemical and heat resistance, and color. These materials are processed into our patented filament form, which is then fed into the FDM systems. Our spool-based system has proven to be a significant advantage for our products over ultraviolet (“UV”) polymer systems, because our system allows the user to quickly change material by simply mounting the spool and feeding the desired filament into the FDM devices. Spools weigh from one pound to ten pounds, and the creation of a model may require from 0.1 pound to more than one pound of filament. The spool-based system also compares favorably with the UV polymer system, because the spool-based system allows the customer to use it in an office environment and to purchase a single spool, as compared to an entire vat of UV polymer, thereby reducing the customer’s up-front costs. Our newer systems feature automatic loading capabilities in the form of a cartridge or canister.

     Currently, we have eight modeling materials commercially available for use with our FDM technology:

•	an elastomer material for applications requiring strength, durability and flexibility, as used in seals or tubing

•	polycarbonate, an engineering thermoplastic material, which is used commercially for demanding applications in a number of industries; polycarbonate offers superior impact strength coupled with resistance to heat and corrosive agents

•	the hard polymer material ABS (named for its three initial monomers, acrylonitrile, butadiene and styrene and which is also known as an engineering thermoplastic material), which is used commercially to make products such as cell phones, computer cases and toys

•	ABSi, a higher grade ABS that is translucent, which features greater impact strength than ABS; it can also be used in medical applications including autoclave sterilization

•	a polyester material used for general purpose modeling applications

•	a release material, which is used for support and removed from the final model

•	a water-soluble material, which is used for support during the build process and which is later dissolved from the finished prototype in products that employ our WaterWorks system.

•	an investment casting wax

     Each material has specific characteristics that make it appropriate for various applications. The ability to use different materials allows the user to match the material to the end use application of the prototype, whether it is a pattern for tooling, a concept model, or a functional prototype. ABS is also offered in numerous colors including black, red, blue, yellow and green. We offer a program to create custom colors for unique customer needs. In 2002, we announced our intention to introduce polyphenylsulfone (“PPSF”). A specialty thermoplastic material, PPSF offers excellent mechanical properties while being subjected to demanding thermal and chemical environments. PPSF is used to prototype parts for numerous industries including automotive, fluid and chemical handling, aerospace, and medical sterilization. We expect to commercially release PPSF in the second quarter of 2003.

     GenisysXs uses only one type of modeling material, a polyester, which is manufactured in the form of wafers. A total of 50 wafers are held in a cassette, which allows the wafers to be fed into the machine and rapidly extruded in layers. Additional cassettes are easily loaded into the system. Each cassette contains a memory chip that instructs the system as to the parameters and melt temperature of the material lot, which optimizes the automatic build process of the Genisys system. Polyester provides a unique blend of properties of cost, durability, and easy handling for concept models.

     The modeling filament and wafers are consumable products that provide us additional recurring revenue.

OPERATING SOFTWARE

     In addition to the prototyping machines and materials, we offer two software products that convert the three-dimensional CAD databases into the appropriate two-dimensional data formats for our family of prototyping machines. The software products also provide a wide range of features, including automatic support generation, part scaling, positioning and nesting, as well as geometric editing capabilities.

     Catalyst is our entry-level software product that enables users to build prototype parts at the push of a button. It was introduced in 2000 and is used on Dimension.

     InSight is used on the remainder of our products — Prodigy Plus, FDM 3000, FDM Titan and the FDM Maxum. It has a broad set of features that facilitate the demanding applications ranging from a single “push button” for automatic pre-processing to individual editing and manipulation tools for each process step.

     We continuously improve both products to meet the demands of our sophisticated customers. Throughput enhancements, advanced build algorithms and features keep pace with the complex industrial geometric designs while saving valuable operator time.

MARKETING, DISTRIBUTION AND CUSTOMERS

Marketing and Customers

     The focus of our marketing begins with the identification of customer needs. We feature a broad array of products that allow us to meet the precise needs of engineers, designers, educators, marketers and manufacturers. Our products range from the Dimension, priced at $29,900, to a high-performance FDM Maxum, priced at $250,000. We currently have three other products between these price points, meeting a variety of material, size and performance criteria.

We have sold systems to the following representative customers:

•	General Motors Corporation	•	Harley Davidson

•	Intel	•	Georgia Tech

•	Boeing	•	Xerox

•	University of Wisconsin - Madison	•	InFocus

•	Callaway Golf	•	Lockheed Martin

•	Lego	•	Lever

•	Honda	•	Ford Motor Company

•	St. Jude Medical	•	NASA

     We have also sold systems to service bureaus, universities and distributors in the United States and abroad. We sell complete rapid prototyping systems as well as supplies and services.

     No customer accounted for more than 10% of sales in 2002, 2001, or 2000.

We use a variety of tactical marketing methods to reach potential customers:

•	Web-based marketing	•	Advertisements

•	Trade magazine articles	•	Direct mailings

•	Brochures	•	Trade show demonstrations

•	Telemarketing programs	•	Web sites

•	Videos	•	Broadcast e-mail

•	Press releases	•	Webinars

     In addition, we have developed domestic and international on-site demonstration capabilities.

FDM Sales Organization

     In early 2003, we consolidated our FDM sales organization by structuring sales, service, and marketing into one group. The focus of this new organization is on our high-performance RP systems that feature engineering modeling materials, high quality surface finish, high accuracy and feature detail, and excellent throughput. This group will market, sell and service our Maxum, Titan, FDM 3000, and Prodigy Plus systems.

     The FDM sales organization is worldwide. In North America, we have increased the efficiency of our dedicated direct sales force by reducing the number of regions from three to two. Both sales management and support have been consolidated. Regional sales and service offices continue to be located in Southfield, Michigan and Ontario, California.

     Internationally, our third-party distributors continue to sell and service our products. New distributor relationships have been established in Australia, Taiwan, China, and Latin America. Sales management and technical support have been increased to support the growth of our international business. International sales and service centers continue to be located in Frankfurt, Germany, and Bangalore, India.

     We have continued to expand our FDM PaidParts business by operating a dedicated FDM system center at corporate headquarters. An essential objective of this operation is to increase the number of high quality FDM parts in the marketplace supporting the expansion of system sales. Various distribution agreements have been established to accomplish the goals of this business.

     In 2003, we expect an increased emphasis on the marketing of FDM technology through an integrated sales and marketing program. Our new FDM sales organization will roll out marketing programs throughout 2003, with the expectation that we will create a solid base for expanding our FDM business in the future.

3-D Printing Sales Organization

     In conjunction with the consolidation of our FDM sales organization, we also consolidated our 3-D printing sales organization. A worldwide Director of Sales manages the 3-D printing organization. The Director manages three channel managers in North America as well as our international regional managers as it concerns the Dimension.

     We use a worldwide reseller network to market, sell, and service the Dimension system. Each reseller outlet has a Dimension system that is available for tradeshows, product demonstration, and other promotional activities. As of early 2003, we had over 80 reseller locations worldwide. Most resellers enjoy a long-term presence in their respective territories. In addition to the Dimension, most resellers sell and service a 3-D solid CAD software package. Most of our North American territories contain a reseller devoted to commercial accounts as well as a different reseller devoted to the education market.

     Dimension can be found at many leading companies. We estimate that 3-D printers represented approximately 40% of all RP systems sold in 2002, and that Dimension accounted for over 50% of all 3-D printer systems shipped in 2002.

Customer Support

     Our Customer Support department provides on-site system installation and maintenance services and remote technical support to users of our products. We offer services on a time and material basis as well as through a number of post-warranty maintenance contracts with varying levels of support and pricing. Our help desk provides technical support via phone, fax, and e-mail to international customers, distributors, and resellers, and our field service personnel. We supply a toll-free telephone number that our domestic customers can utilize to request technical assistance, schedule service visits, orders parts and supplies, or directly contact a manager within the Customer Support department.

     We employ a field service organization that performs system installation, basic operation and maintenance training, and a full range of maintenance and repair services at customer sites. Field representatives have been trained and certified to service all our products. Representatives are strategically located in regional offices across the North America and are equipped with cellular phones and laptop computers. They have remote access to a customer service database containing service history and technical documentation to aid in troubleshooting and repairing systems.

     Customer Support is represented on all cross-functional product development teams within Stratasys to ensure that products are designed for serviceability and to provide internal departments with feedback on field issues. Failure analysis, corrective action, and continuation engineering efforts are driven by data collected in the field. Ongoing customer support initiatives include development of advanced diagnostic and troubleshooting techniques and comprehensive preventative maintenance programs, an expanded training and certification program for technical personnel, and improved communication between the field and the factory.

WARRANTY AND SERVICE

     We provide a 90-day warranty on our commercial systems sold domestically and a one-year warranty on domestic educational sales and systems sold internationally. In addition, we offer annual service and maintenance contracts for our systems. The service contracts include updates of our software programs. Annual service contracts for our systems are priced from $1,500 to $36,000.

MANUFACTURING

     Our manufacturing process consists of the assembly of purchased components. We obtain all parts used in the manufacturing process either from distributors of standard electrical or mechanical parts or from custom fabricators of our proprietary designs. We currently operate on a build-to-forecast basis.

     We purchase the major component parts for our FDM and office modeling equipment from various outside vendors, subcontractors and other sources and assemble them at our Minnesota facility. Our production floor has been organized using demand-flow techniques in order to maximize efficiency and quality. Our Prodigy Plus and Dimension production lines have been planned so that we could double our current production rates if demand for these products requires it. Computer-based Material Requirements Planning (“MRP”) is used in ordering parts to be delivered on-time to meet forecasted needs. At the completion of assembly, we perform complete power up and final quality tests to ensure the quality of our products before shipment to customers.

     We maintain an inventory of most of our necessary supplies, which facilitates the assembly of products required for production. Our sole current supplier of the X-Y tables for the FDM 3000 system is Asymtek; and our sole current supplier of the FDM head motors is MircoMo Electronics, Inc. We also have a sole supplier for two key components of our FDM Maxum system. We consider these suppliers to be reliable. Nevertheless, we maintain an inventory of such components to support continued supply. Furthermore, we believe that the supplier of the X-Y table could be replaced by in-house design and production of the part within a three-month period, if necessary; and we could employ FDM head motors from other suppliers by modifications to the design of the FDM systems. In-house development to replace the vendors of the Maxum components would take four to eighteen months to accomplish. In regard to other parts and materials, we use multiple sources of supply and do not believe that we are dependent on any single supplier. Although we believe that we maintain adequate inventories of vendor-specific materials, the loss of a supplier of such vendor-specific materials or compounds could result in a delay in the manufacture and delivery of those materials and compounds resulting from the need to retest and recertify products supplied by one or more new vendors. We consider our relationships with our suppliers to be good.

RESEARCH AND DEVELOPMENT

     We believe that ongoing research and development efforts are essential to our continued success. Accordingly, our engineering development efforts will continue to focus on improvements to the FDM technology and development of new modeling processes, materials, software, user applications and products. We have devoted significant time and resources to the development of a universally compatible and user-friendly software system. We continue to standardize on product platforms leveraging each new design resulting in multiple product offerings that are developed faster and at reduced expense. The Prodigy Plus and Dimension products as well as the Catalyst and InSight software products are examples of this successful strategic initiative. For the years ended December 31, 2002, 2001 and 2000, our research and development expenses were approximately $4,688,000, $4,915,000 and $6,367,000, respectively.

     Our filament development and production operation is located at our facility in Eden Prairie, MN. We regard the filament formulation and manufacturing process as a trade secret and hold patent claims on filament usage in our products.

INTELLECTUAL PROPERTY

     We consider our proprietary technology to be material to the development, manufacture, and sale of our products and seek to protect our technology through a combination of patents and confidentiality agreements with our employees and others. Scott Crump, our President and CEO, was granted two U.S. patents that cover many claims relating to various aspects of our products, FDM technology and the associated modeling process. The term of one patent lasts until June 9, 2009, and the term of the other lasts until August 23, 2011. The patents have been assigned to us. In addition, other employees have assigned us patents and patent applications for other rapid prototyping processes and apparatuses associated with the FDM process. As part of our purchase of rapid prototyping technology assets from IBM, we were also assigned the rights and title to three patents developed by IBM, which cover the Genisys system and which we believe will further augment several of our other product lines. We recorded these patents domestically and are in the process of recording them in certain foreign countries. The terms of these patents extend until June 7, 2005, April 12, 2011, and May 17, 2011. In total, we currently own 22 primary U.S. patents and more than 60 foreign patents and patent applications. Corresponding patent applications covering the same claims that are contained in our issued patents have been initiated in various foreign countries. Other foreign patent applications have also been filed, including the patent applications assigned to us by IBM.

Our registered trademarks include:

•	Stratasys, Inc.	•	AutoGen

•	3D Modeler	•	FDMM

•	QuickSlice	•	FDC

•	3D Plotter	•	BMD

•	3D Visualizer	•	FDM Quantum

•	FDM	•	Genisys

Other trademarks include:

•	FDM Maxum	•	3D Printer

•	BASS	•	Prodigy

•	Catalyst	•	WaterWorks

•	InSight	•	SupportWorks

•	Prodigy Plus	•	Dimension

•	FDM Titan

     Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have also been filed in Japan and the European Community.

We have also registered the following Internet domain names:

•	prototype.com	•	webmodeling.com

•	webprototypes.com	•	3D-fax.com

•	3DPrinter.com	•	Stratasys.com

•	Dimensionprinting.com

WORKING CAPITAL PRACTICES

     We do not engage in unusual practices regarding inventories, receivables or other items of working capital.

BACKLOG

     Our total backlog of system orders at December 31, 2002 was approximately $3,200,000, as compared with approximately $300,000 at December 31, 2001. We estimate that most of our backlog will ship in the first half of 2003.

COMPETITION

     We compete in a marketplace that is still dominated by conventional methods of model-making and prototype development. Machinists and engineers working from blueprints or CAD files and using machining or manual methods generally perform the prototype development and fabrication. We believe that there is currently no other commercial producer of 3-D modeling devices that uses a single-step, non-toxic technology similar to our FDM technology. Most other rapid prototyping or 3-D printing systems involve additional post-processing steps, such as curing the part after construction of the model or prototype. Our FDM technology does not rely on the laser or light technology used by other commercial manufacturers in the rapid prototyping industry.

     Our competitors employ a number of different technologies in their rapid prototyping devices. 3-D Systems, D-MEC, Mitsui and Teijin Seiki Co. use stereolithography in their products. 3-D Systems introduced the first rapid prototyping product. We believe that 3-D Systems has accounted for approximately 29% of rapid prototyping units sold to date. DTM Corporation, purchased by 3-D Systems in 2001, and EOS produce machines that use selective laser sintering (“SLS”) to harden powdered material. Z Corp. uses inkjet technology to sinter powdered materials. Sanders Prototype, Inc., 3-D Systems and Object Technologies have developed prototyping systems that use inkjet technology to deposit wax material layer by layer. A smoothing or milling process is required between each deposited layer to maintain accuracy in these processes. We believe that our FDM technology has important advantages over our competitors’ products. These advantages include:

•	the ability to be used in an office environment

•	the availability of multiple strong modeling materials

•	a one-step modeling process

•	low acquisition price

•	ease of use

•	automated support removal

     Certain of our competitors have greater financial and marketing resources than we have. We believe that in 2002 we shipped more units than any other company in the RP industry, and that we were the second largest in terms of revenue.

EMPLOYEES

     As of March 11, 2003, we had 196 full-time employees and three subcontractors or temporary employees. While we have separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and we have not experienced a work stoppage. We believe our employee relations are good.

GOVERNMENTAL REGULATION

     We are subject to various local, state and federal laws, regulations and agencies that affect businesses generally. These include:

•	regulations promulgated by federal and state environmental and health agencies

•	the federal Occupational Safety and Health Administration

•	laws pertaining to the hiring, treatment, safety and discharge of employees

AVAILABLE INFORMATION

     We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the SEC’s public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Stratasys) file electronically with the SEC. The SEC’s website is www.sec.gov.

     Our website is www.stratasys.com. We make available free of charge through our Internet site, via a link to the SEC’s website at www.sec.gov, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of our directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

     We make available on www.stratasys.com our most recent annual report on Form 10-K, our quarterly reports on Form 10-Q for the current fiscal year and our most recent proxy statement, although in some cases these documents are not available on our site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in PDF format. If you do not have Adobe Acrobat, a link to Adobe’s Internet site, from which you can download the software, is provided. The information on our website is not incorporated by reference into this report.

FINANCIAL INFORMATION ABOUT OPERATIONS IN THE UNITED STATES AND OTHER COUNTRIES

     The information required by this item is incorporated by reference to our Financial Statements included elsewhere in this report. (See Part IV, Item 15, Note 13.)

ITEM 2. PROPERTIES.

     Our executive offices and production facilities presently comprise approximately 89,856 square feet in two adjacent buildings in Eden Prairie, Minnesota, near Minneapolis. We occupy a 27,756 square foot facility under a lease that expires on July 31, 2004. Current monthly base rent on this facility is $15,680, which will increase in August 2003 to $16,261 per month. This facility is used for R&D, administrative, marketing, and sales activities.

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

     We opened two regional sales offices in 1997. We occupy 2,889 square feet of space in Southfield, Michigan, a suburb of Detroit. We renewed this lease in June 2001 for a three-year term that expires on June 14, 2004. Base monthly rent under this lease is $5,176, which increases to $5,297 per month for a one-year period commencing in June 2003. We occupy 2,504 square feet of space in Ontario, California. We renewed this lease on September 1, 2002, for a two year period expiring on August 31, 2004. Monthly base rent on this facility was $3,405 through August 2003, and increased to $3,505 per month for the remainder of the lease. We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at these facilities.

     In November 1997, our German subsidiary entered into a lease to occupy 4,360 square feet of space in Frankfurt, Germany. We renewed the lease in November 2002 for a period of three years, with base monthly rent of approximately €5,700.00.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any pending legal or administrative proceeding, and our property is not subject to any such proceeding, other than actions arising in the ordinary course of our business, which we believe are not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

     No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System National Market (“Nasdaq”) under the symbol SSYS and is traded on The Pacific Exchange Inc. under the symbol SAS.

     The following table sets forth the high and low closing sale prices of our common stock for each quarter from January 1, 2001 through the fiscal year ended December 31, 2002 reported on the Nasdaq National Market system.

	HIGH	LOW

	CLOSING SALE PRICES ($)

Fiscal Year Ended December 31, 2002
January 1, 2002 – March 31, 2002	10.12	6.21
April 1, 2002 – June 30, 2002	8.80	6.05
July 1, 2002 – September 30, 2002	7.85	4.76
October 1, 2002 – December 31, 2002	9.55	4.10
Fiscal Year Ended December 31, 2001
January 1, 2001 - March 31, 2001	3.50	2.688
April 1, 2001 - June 30, 2001	3.55	2.51
July 1, 2001 - September 30, 2001	4.93	2.84
October 1, 2001 - December 31, 2001	7.60	2.97

     There were approximately 156 stockholders of record of our common stock as of March 12, 2003.

DIVIDENDS

     We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. We intend to retain earnings, if any, to support the growth of our business.

SHARES ISSUABLE UNDER EQUITY COMPENSATION PLANS

     The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2002:

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	888,530	$6.32	803,366
Equity compensation plans not approved by security holders	42,000	$3.80	—

Total	930,530	$6.20	803,366

      In separate compensation arrangements, we granted a warrant to purchase 36,000 shares to an investor relations firm and a warrant to purchase 6,000 shares to an engineering consultant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data as of and for the five-year period ended December 31, 2002, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2002, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	YEARS ENDED DECEMBER 31,

	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	2002	2001	2000	1999	1998

Statement of Operations Data:
Sales	39,808	37,572	35,611	37,587	32,437
Gross Profit	24,366	23,001	21,948	24,675	21,347
Selling, general and administrative expenses	16,065	14,598	15,233	15,611	15,320
Research and development	4,688	4,915	6,367	6,583	5,944
Purchased in-process research and development	—	—	—	—	6,513
Operating income (loss)	3,613	3,488	349	2,481	(6,429)
Net income (loss)	3,111	2,513	988	2,144	(3,318)
Net income (loss) per basic share	0.58	0.46	0.18	0.37	(0.55)
Weighted average basic shares outstanding	5,337	5,462	5,527	5,776	6,072
Net income (loss) per diluted share	0.56	0.46	0.17	0.37	(0.55)
Weighted average diluted shares outstanding	5,595	5,493	5,684	5,779	6,072

	2002	2001	2000	1999	1998

	(IN THOUSANDS)
Balance Sheet Data
Working Capital	23,741	21,594	20,014	19,567	18,655
Total Assets	43,600	41,951	37,582	37,113	41,190
Long term debt (less current position)	2,157	2,216	130	318	193
Stockholders’ equity	32,766	31,303	29,226	28,783	28,103

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We develop, manufacture, and market a family of rapid prototyping (“RP”) and 3-D printing devices that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design (“CAD”) workstation. In 2002, our sales growth was derived from a number of industries, including consumer products, electronics, general manufacturing, medical, automotive, and aerospace. Educational institutions, government agencies, and service bureaus were also significant markets for us.

     In 2002, our strategy was to expand our position in the 3-D printing market through the introduction and launch of Dimension, a low-cost 3-D printer. Our strategy also included the expansion of our position in the RP market through the growth of our high-performance products, represented by our Titan, Maxum, FDM 3000, and Prodigy Plus systems. We were largely successful in both areas. The number of total units shipped increased by over 70% in 2002 as compared with 2001, and was strongly influenced by the successful product launch of Dimension. However, we were also successful with sales of our RP systems, particularly Titan, Maxum, and Prodigy Plus™. We believe that the 463 units that we shipped in 2002 was more that any other RP and 3-D printer manufacturer in the world, and that our unit market share should exceed 35% of total units shipped in 2002 by all RP and 3-D printing manufacturers.

     We were also successful increasing our consumable, maintenance, and services businesses. Much of this business is derived from our current installed base, and represents recurring revenue for us. As our installed base of systems expands, these should continue to be the fastest-growing components of our business.

     Our 2002 strategy also called for us to slow the growth of our operating expenses, with the intent to keep the growth in our operating expenses less than the growth of our revenue. However, we were unable to achieve that goal. While total revenues increased by 6% in 2002 as compared with 2001, operating income only increased by 3.6% to $3,613,448 from $3,487,807 in the comparable period. We anticipated that certain Dimension-related product introduction and launch expenses would be incurred prior to the realization of significant revenues from Dimension, which occurred. In fact, overall SG&A expenses increased to $16,065,320 in 2002 from $14,597,862 in 2001, in large part due to these Dimension expenses. Whereas R&D expenses declined to $4,687,673 in 2002 from $4,915,098 in 2001, the reduction only partially offset the increases in SG&A expenses. We will continue to focus on our operating expenses in 2003, with the intent to record greater operating profitability. We cannot, however, ensure that we will be successful.

     In 2002, we focused our new product development on various rapid prototyping devices, modeling materials, and software enhancements. We introduced and began shipping Dimension in February 2002. Dimension offers ABS modeling capabilities in a 3-D printer platform. The part output from competitive 3-D printers has tended to be extremely fragile. Dimension allows users to create parts from ABS, which offers part strength required of true form, fit and function testing. Dimension can be used in an office environment and is easy to use. We believe that Dimension, introduced at a selling price of $29,900, is the lowest priced system in the rapid prototyping and 3-D printing market.

     In March 2002, we introduced Prodigy Plus. This system incorporates our WaterWorks soluble support system on the Prodigy platform, and is further enhanced by the addition of our InSight software that offers speed and performance improvements over those of our Benchtop systems. Commercial shipments commenced in May 2002.

     On various dates in 2002, we introduced several enhancements to Titan, including: 1) ABS as an available modeling material on this platform; 2) WaterWorks support removal capabilities; 3) resolution improvements; and 4) improved software.

     Primarily due to sales of Dimension, Prodigy Plus, and Titan, net revenue in the fourth quarter of 2002 increased to $11,271,417 from $9,957,170 in the comparable 2001 period. Gross unit shipments in the fourth quarter of 2002 increased to 141 systems from 79 systems in the fourth quarter of 2001. Total bookings in the quarter exceeded our plan, and our backlog increased to approximately $3,200,200 as compared with approximately $300,000 at the end of 2001. The growth in backlog was due in part to demand for our Prodigy Plus system, which exceeded our supply of finished units. Our backlog also consisted of Dimensions and other high-performance systems, the majority of which is expected to ship in the first half of 2003.

     Our strategy in 2003 will be to continue to expand our position in the 3-D printing market and our core RP businesses. We anticipate that our expenses will increase in 2003 over the amounts reported in 2002, but that our revenue growth will exceed that of the growth of our expenses. This should allow for increased profitability from operations in 2003 as compared with 2002. We believe that the 3-D printing market represents a significant growth area and that Dimension will continue to have a significant positive impact on our 2003 results and beyond. However, we remain fully committed to the growth of our historic core business, which is currently served by our Titan, Prodigy Plus, FDM 3000, and Maxum systems. We also believe that our service, consumable, and maintenance revenues derived from our installed base of systems will also improve over the results attained in 2002. Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping and 3-D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our ability to implement our strategy for 2003 is subject to numerous uncertainties, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.” We cannot ensure that our efforts will be successful.

     Our operating results could be adversely impacted if the downturn in general economic conditions experienced by most capital equipment manufacturers in 2002 were to continue in 2003, or if the geo-political events involving Iraq were to cause significant economic disruptions in 2003. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Whereas our backlog as of December 31, 2002 was significantly larger than our backlog as of December 31, 2001, it would not be sufficient to meet our budgeted revenue targets should new system orders in 2003 decline. These and other factors may lead to operating losses in certain quarters, and reduced operating and gross profits as compared with the results reported in 2002.

     We believe that there are a number of RP and 3-D printing manufacturers whose revenues grew between 5% and 30% in 2002. However, the decline in revenues of the largest company in the industry will likely adversely impact the industry’s growth rate in 2002. We believe that 3-D printers accounted for approximately 40% of the all RP systems shipped in 2002. Furthermore, we believe the 3-D printing segment of the RP market is the fastest growing component of the market, and that our Dimension system, based upon price and performance, is positioned to capture an increased share of this market. We believe that there is a long-term trend toward lower-priced rapid prototyping systems capable of producing functional prototypes. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house rapid prototyping and concept-modeling needs. Certain market segments in the industry have not demonstrated significant pricing sensitivity. These segments are more interested in modeling envelope size, modeling material, throughput, part quality, part durability, rapid manufacturing, and rapid tooling, which should allow growth to continue for high-performance RP systems such as our Maxum, Titan, and Prodigy Plus products that address these needs.

Results of Operations

Twelve months ended December 31, 2002 compared with twelve months ended December 31, 2001

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the twelve months ended December 31,
	2002	2001

Net sales	100.0%	100.0%
Cost of sales	38.8%	38.8%
Gross margin	61.2%	61.2%
Selling, general, and administrative expenses	40.4%	38.9%
Research & development expense	11.8%	13.1%
Operating income	9.1%	9.3%
Other income	.7%	0.1%
Income before taxes	9.8%	9.4%
Income taxes	2.0%	2.7%
Net income	7.8%	6.7%

Net Sales

     Net sales for the twelve months ended December 31, 2002, were $39,807,889, compared with net sales of $37,571,582 for the twelve months ended December 31, 2001. This represents an increase of $2,236,307, or 6.0%. Dimension and Titan sales were very strong throughout 2002 and exceeded our internal expectations. Whereas Titan sales exceeded 2001 levels by almost 13%, Dimension was not commercially available for sale in 2001, so a year-over-year comparison is not applicable. Revenues from consumables, other services, and maintenance also increased significantly in the twelve months ended December 31, 2002 as compared with the same 2001 period. Maintenance and consumable revenues were enhanced by the larger installed base of systems and continued emphasis on the sale of maintenance contracts.

     Domestic sales accounted for approximately 54% of total revenue in the twelve months ended December 31, 2002, as compared with approximately 51% in the twelve months ended December 31, 2001. However, sales of systems were higher internationally (in terms of both units and revenues) than those of our domestic sales organization. In the United States, our eastern region recorded the highest revenues. The central region, dominated by the automotive industry, was somewhat weak for us in 2002, and recorded revenue that was slightly under 20% of total revenue. Internationally, our Asia Pacific region, which comprises Japan, China, the Asia Pacific and India, recorded revenues that amounted to 23% of total sales. Europe accounted for approximately 22% of total revenue for the twelve months ended December 31, 2002, and did not display the weakness for us that other manufacturing companies had reported. We believe that sales into our Asia Pacific, European, and domestic regions will remain strong throughout 2003. However, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

     Gross profit improved to $24,366,441, or 61.2% of sales, in the twelve months ended December 31, 2002, compared with $23,000,767, or 61.2% of sales, in the comparable period of 2001. This represents an increase of $1,365,674, or 5.9%. Gross profit increased due to higher revenues. Although gross profit as a percentage of sales was identical in both twelve-month periods, in 2002 mix shifts to products with lower margins, such as the Dimension, were offset by sales of higher margin Titans, consumables, and maintenance.

Operating Expenses

     SG&A expenses increased to $16,065,320 for the twelve months ended December 31, 2002, from $14,597,862 for the comparable period of 2001. This represents an increase of $1,467,458, or 10.1%. Variable commissions, incentives, and travel expenses were higher in the 2002 period as a result of increased revenues. Marketing, promotional, and sales expenses associated with the Dimension product launch also accounted for the increase in SG&A expenses for the twelve months ended December 31, 2002 as compared with the twelve months ended December 31, 2001. Additionally, bad debt expense in the 2002 period exceeded $280,000 compared with no bad debt expense in the 2001, principally the result of a customer’s bankruptcy in early 2002 and a fourth quarter adjustment to increase our allowance for doubtful accounts to $338,893.

     R&D expenses declined to $4,687,673 for the twelve months ended December 31, 2002 from $4,915,098 for the twelve months ended December 31, 2001. This amounted to a decrease of $227,425, or 4.6%. On higher revenues, R&D expenses decreased as a percentage of sales to 11.8% in the twelve months ended December 31, 2002, from 13.1% in the 2001 period. Lower depreciation and material purchases for R&D projects accounted for much of the expense reduction in the current twelve-month period.

     For the reasons cited above, our operating income for the twelve months ended December 31, 2002 amounted to $3,613,448, or 9.1% of sales, compared with operating income of $3,487,807, or 9.3% of sales, for the twelve months ended December 31, 2001. This represents an increase of $125,641, or 3.6%.

Other Income

     Other income netted to $288,436 in the twelve months ended December 31, 2002, compared with other income of $35,250 in the comparable 2001 period. Interest income declined to $146,419 in the current twelve-month period, compared with $306,068 in the twelve-month period of 2001. The reduction in interest income was primarily due to significantly lower interest rates. Interest expense increased to $178,431 in the twelve months ended December 31, 2002 from $103,732 in the same period of 2001, primarily due to interest expense on the mortgage of our manufacturing facility. In the twelve months ended December 31, 2002, we recognized other income of $320,448, principally due to income from foreign currency transactions related to the euro, which compared with a loss on foreign currency transactions related to the euro of $167,086 in the same period of 2001.

Income Taxes

     Income tax expense amounted to $791,102, of 2% of sales, in the twelve months ended December 31, 2002, compared with $1,009,872, or 4.8% of sales, for the twelve months ended December 31, 2001. The effective tax rate for 2002, which benefited from R&D tax credits and permanent differences, including those resulting from the exercise of employee stock options, amounted to 20.3% compared with an effective tax rate of 28.3% in 2001. We believe that our effective tax rate should fall between a range of 22% to 27% in 2003.

Net Income

     For the reasons cited above, our net income for the twelve months ended December 31, 2002, amounted to $3,110,782, or 7.8% of sales, compared with net income of $2,513,185, or 6.7% of sales, in the comparable 2001 period. This resulted in earnings per diluted common share of $.56 in the twelve months ended December 31, 2002, compared with earnings per diluted common share of $.46 for the comparable period ended December 31, 2001.

Twelve months ended December 31, 2001 compared with twelve months ended December 31, 2000.

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the twelve months ended December 31,
	2001	2000

Net sales	100.0%	100.0%
Cost of sales	38.8%	38.4%
Gross margin	61.2%	61.6%
Selling, general, and administrative expenses	38.9%	42.8%
Research & development expense	13.1%	17.9%
Operating income	9.3%	1.0%
Other income	.1%	1.6%
Income before taxes	9.4%	2.6%
Income taxes	2.7%	(.2%)
Net income	6.7%	2.8%

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

     Our gross shipments of systems amounted to 277 systems in 2001 compared with 297 systems in 2000. System sales in 2001 included gross shipments of all systems, including trade-in and upgrades. The average selling price of our systems increased in 2001 as compared with 2000, and was significantly influenced by sales of our Titan and Prodigy systems. Product mix can dramatically affect the average selling price in any period. We ended 2001 with an order backlog of approximately $300,000 compared with an order backlog of approximately $7,000,000 at December 31, 2000. However, not all the 2000 backlog shipped in 2001, and a number of customers cancelled orders due to declining business conditions.

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

Liquidity and Capital Resources

     We have increased our cash and cash equivalents balances to $14,193,590 at December 31, 2002, from $10,211,398 at December 31, 2001, and $6,737,306 at December 31, 2000. The net cash provided by our operating activities over the past three years has amounted to almost $14,000,000, principally derived from net income and working capital management.

     In 2002, net cash provided by our operating activities amounted to $6,997,129, compared with $6,244,376 in 2001 and $663,286 in 2000. The principal source of cash from our operating activities has been our net income, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories and accounts receivable. Our net accounts receivable balances declined from $12,132,738 in 2001 to $10,640,451 in 2002, on higher revenues, in large part by instituting tighter controls in our credit and collections areas. Some of our international distributors, however, continue to carry high balances, some of which have exceeded our normal terms. These delays in payment adversely impact our days sales outstanding (“DSO”). Nevertheless, DSO’s have declined over the past three years, from 119 days in 2000 to 104 days in 2002.

     For the years ended December 31, 2000, 2001, and 2002, our inventory balances have declined to $9,102,818, $6,877,582, and $6,537,4555, respectively. We have instituted better inventory management, but recognize that we have opportunities to make considerably more improvement to reduce overall inventory and improve turns. Over the three-year period, inventory turns have improved to 2.3 in 2002 from 1.7 in 2000. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations. As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain inventory spares.

     Our investing activities used cash of $1,166,723 and $4,429,215 in the twelve months ended December 31, 2002 and 2001, respectively, and provided cash of $4,445,221 in 2000. Property and equipment acquisitions totaled $602,711 in 2002, $3,928,177 in 2001, and $978,359 in 2000. In 2001, we purchased our manufacturing facility for approximately $3,100,000, which is subject to a mortgage payable of $2,287,500. Over the three-year period, the majority of equipment was for manufacturing or engineering, tooling, leasehold improvements, and for the acquisition of computer systems and software applications. Payments for intangible assets, including patents and capitalized software, amounted to $564,012, $501,038, and $577,040 for the years ended December 31, 2002, 2001,and 2000, respectively. In 2000, the sale and acquisition of marketable securities provided cash of approximately $6,000,000.

     Our financing activities used cash of $1,840,626 and $878,915 in the twelve months ended December 31, 2002 and 2000, respectively, and provided cash of $1,670,346 in 2001. We have continued with our stock buyback program over the three-year period, using cash of $3,742,979 in 2002, $449,439 in 2001, and $731,135 in 2000. The exercise of stock options and warrants provided cash in each of the three years, most notably $2,085,288 in 2002. Payments for obligations under capital leases used cash of $130,320 in 2002, declining from $187,692 and $230,229 for the years 2001 and 2000, respectively. As of December 31, 2002, we no longer had any outstanding capital leases. As mentioned above, we received proceeds in 2001 of $2,287,500 for a mortgage payable on our manufacturing facility, and made payments on this mortgage totaling $52,615 in 2002 and $16,523 in 2001.

     For 2003, we expect to use our cash for working capital purposes; for improvements to our manufacturing facility; for new product and materials development; for sustaining engineering; for the acquisition of equipment, including production equipment, tooling, and computers; for the purchase of intangible assets, including patents; for increased selling and marketing activities, especially as they relate to the continued Dimension market development; for acquisitions; and for our common stock buyback program. In October 2002, our board of directors authorized a continuation of our stock buyback program by authorizing an additional $1,000,000 to the prior authorization of $2,000,000, net of the proceeds from the exercise of stock options. While we believe that the primary source of liquidity during 2003 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

     As of December 31, 2002, we had gross accounts receivable of $11,177,825, less an allowance of $537,374 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, in the twelve months ended December 31, 2002, principally due to the bankruptcy of a customer, we incurred approximately $280,000 of bad debt expense. Certain customers, especially those that purchased our Maxum or Titan systems, continue to carry high balances. Additionally, at December 31, 2002, large balances were concentrated with certain international distributors, and some of these balances exceed our payment terms. Default by one or more of these distributors or customers would result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.

     Our total current assets amounted to $32,418,891 at December 31, 2002, the majority of which consisted of cash and cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $8,677,488. Our debt is minimal, consisting of a mortgage payable of $2,218,362. We estimate that we will spend approximately $1,500,000 in 2003 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. As of December 31, 2002, material commitments for inventory purchases from selected vendors should amount to approximately $2,800,000 for the ensuing twelve-month period ending December 31, 2003. We intend to finance these purchases from existing cash or from cash flows from operations.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

     Prior to 2001, substantially all of our recognized revenues from foreign sales were invoiced in United States dollars. Therefore, our exposure to foreign currency exchange rates was immaterial. Commencing in late 2000 and continuing throughout 2002, we began to invoice sales to certain European distributors in euros. Our reported results have been subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In 2002, income from foreign currency translations amounted to approximately $320,000, whereas in 2001 we reported a loss from foreign currency translations of approximately $167,000. We have previously hedged using forward foreign exchange contracts, although this hedging involved relatively small positions. We will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risk, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. Translation exposure to our balance sheet with respect to foreign operations is not hedged. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

     These forward-looking statements include the expected increases in net sales of RP and 3-D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3-D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we (1) will be able to continue to introduce new RP and 3-D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings, (2) will be able to successfully develop the 3-D printing market and that this market will accept our products, (3) will be able to maintain our revenues and gross margins on our present products, (4) will be able to control our operating expenses, (5) will be able to expand our manufacturing capabilities to meet the expected demand generated by Dimension, and (6) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products.

     Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, geo-political, competitive, market and technological conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering, selling, manufacturing or other budgets, which may in turn affect our results of operations or the success of our new product development and introduction. We may not be able to alter our plans or budgets in a timely manner, resulting in reduced profitability or losses.

     Due to the factors noted above and elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since we frequently receive a significant number of orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Critical Accounting Policies

     We have prepared our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required us to make estimates, judgments, and assumptions that affected the amounts we reported. Note 1 of Notes to Consolidated Financial Statements contains the significant accounting principles that we used to prepare our consolidated financial statements.

     We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, actual results that would have a material effect on our financial condition or results of operations could be based on different assumptions or conditions. The critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our financial statements are listed below.

     Revenue Recognition We recognize revenue when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectability is reasonably assured. Revenue from system sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. This has had the effect of deferring, as of December 31, 2002, approximately $1,000,000 of revenue that will be recognized in future periods.

     We assess collectability as part of the revenue recognition process. We evaluate a number of factors to assess collectability, including an evaluation of the creditworthiness of the customer, past payment history, and current economic conditions. If it is determined that collectability cannot be reasonably assured, we would decline shipment, request a down payment, or defer recognition of revenue until ultimate collectability is more determinable.

     We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. As of December 31, 2002, our allowance for returns was $198,481.

     Allowance for Doubtful Accounts While we evaluate the collectability of a sale as part of our revenue recognition process, we must also make judgments regarding the ultimate realization of our accounts receivable and notes receivable balances. A considerable amount of judgment is required in assessing the realization of these receivables, including the aging of the receivables and the creditworthiness of each customer. We may not be able to accurately and timely predict changes to our customer’s financial condition. In 2002, a customer’s unanticipated bankruptcy resulted in our recording additional bad debt expense of approximately $200,000. If a customer’s financial condition should suddenly deteriorate, calling into question our ability to collect the receivable, our estimates of the realization of our receivables could be adversely affected. We would then have to record additional allowances for doubtful accounts, which could have an adverse effect on our results of operations in the period affected.

     Our allowance for doubtful accounts is adjusted on a quarterly basis using two methods. First, our overall reserves are based on percentages applied to certain aged receivable categories that are predominately based on historical bad debt write-off experience. Then, we make an additional evaluation of overdue customer accounts, for which we specifically reserve. In our evaluation, we use a variety of factors such as past payment history, the current financial condition of the customer, and current economic conditions. We also evaluate our overall concentration risk, which assesses the total amount owed by each customer, regardless of its current status. Certain of our international distributors have carried large balances that have become overdue. While these distributors have paid down their balances and are still considered performing, we have either converted certain of these accounts receivable to notes receivables (some of which are collateralized), or placed distributors on payment plans that strictly limit the amount of new business that we will honor unless they adhere to the payment plans. A default by one or more of these distributors could have a material effect, ranging from $200,000 to $800,000, on our reported operating results in the period affected. As of December 31, 2002, our allowance for doubtful accounts amounted to $338,893.

     Inventories Our inventories are recorded at the lower of cost or market, with cost based on a first-in, first-out basis. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. Our inventories consist of materials and products that are subject to technological obsolescence and competitive market conditions. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustment are made. Additionally, engineering or field change orders (“eco” and “fco”, respectively) introduced by our engineering group could create extensive obsolete and/or excess inventory. Although our engineering group considers the estimated effect that an eco or fco would have on our inventories, a mandated eco or fco could have an immediate adverse affect on our reported financial condition if they required the use of different materials in either new production or our service inventory.

     Some of our inventory is returned to us by our customers and refurbished. This refurbished inventory, once fully repaired and tested, is functionally equivalent to new production and is utilized to satisfy many of our requirements under our warranty and service contracts. Upon receipt of the returned material, this inventory is recorded at a discount from original cost, and further reduced by estimated future refurbishment expense. While we evaluate this service material in the same way as our stock inventory (i.e., we periodically test for obsolescence and excess), this inventory is subject to changing demand that may not be immediately apparent. Adjustments to this service inventory, following an obsolescence or excess review, could have an adverse effect on our reported financial condition in the period when the adjustments are made.

     Income Taxes We comply with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that it is more likely than not that our future taxable income will be sufficient to realize our deferred tax assets.

     Our provision for income taxes is based on our effective income tax rate. The effective rate is highly dependent upon a number of factors, including our total earnings, the geographic location of sales, the availability of tax credits, the exercise of employee stock options, and the effectiveness of our tax planning strategies. We monitor the effects of these variables throughout the year and adjust our income tax rate accordingly. However, if our actual results differ from our estimates, we could be required to adjust our effective tax rate or record a valuation adjustment on our deferred tax assets. This could have an adverse affect on our financial condition and results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our mortgage bears interest at a fixed rate of 7.38% through 2006. Therefore, an immediate 10% change in interest would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

     We have not historically hedged our sales from and expenses of European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $100,000 for the continued maintenance of our European facility. We have also historically not hedged our accounts receivable balances that are denominated in euros. A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by between $100,000 and $300,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information that appears following Item 15 of this report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We did not have any changes in or disagreements with our accountants on accounting and financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2003.

ITEM 14: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of a date within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

(b) Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls subsequent to the Chief Executive Officer’s and Chief Financial Officer’s most recent evaluation, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents

1. Financial Statements –
Independent Auditors Report	F-1
Consolidated Balance Sheets December 31, 2002 and 2001	F-2
Consolidated Statements of Operations Years Ended December 31, 2002, 2001 and 2000	F-3
Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Cash Flows Years Ended December 31, 2002, 2001 and 2000	F-5
Notes to Consolidated Financial Statements	F-7
2. Financial Statement Schedule –
Schedule II– Valuation and Qualifying Accounts and Reserves	F-20

     Notes

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

     Separate financial statements of the Registrant have been omitted because the Registrant is primarily an operating company. All subsidiaries included in the consolidated financial statements are majority owned, and none of the subsidiaries have indebtedness that is not guaranteed by the Registrant.

     3.     Exhibits

EXHIBIT
NO.	DESCRIPTION

3.1	Restated Certificate of incorporation of the Company.(3)

3.2	Amendment to Certificate of Incorporation of the Company.(6)

3.3	By-Laws of the Company.(1)

10.1	Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.2	Non-Competition Agreement between the Company and S. Lisa Crump, dated October 15, 1990.(1)

10.3	Employee Confidentiality Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.4	Employee Confidentiality Agreement between the Company and Lisa Crump, dated October 15, 1990.(1)

10.5	Stratasys, Inc. Employee Stock Option Plan #1.(1)

10.6	Amended and Restated Stratasys, Inc. 1994 Stock Plan.(3)

10.7	Second Amended and Restated Stratasys, Inc. 1994-2 Stock Plan.(8)

10.8	Stratasys, Inc. 1998 Incentive Stock Option Plan.(10)

10.9	Asset Purchase Agreement between the Company and IBM dated January 1, 1995.(4)

10.10	Stratasys, Inc. 2000 Incentive Stock Option Plan.(13)

10.11	Stratasys, Inc. 2002 Long-Term Performance and Incentive Plan.(15)

10.12	Equipment Lease Agreement between the Company and IBM dated January 1, 1995.(4)

10.13	Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects.(7)

10.14	Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects.(7)

10.15	Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb, William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling.(7)

10.16	Lease between the Company and Welsh Edenvale Partners ‘86, dated October 9, 1992.(1)

EXHIBIT
NO.	DESCRIPTION

10.17	Amendment #4 to Lease between the Company and Welsh Edenvale Partners ‘86, dated October 9, 1992, between the Company and Carpenter Land Company LLP, dated July 27, 1998.(14)

10.18	Warrant Purchase Agreement by and among the Company and certain holders of the Company’s Warrants dated September 30, 1998.(11)

10.19	Technology Sale and Assignment Agreement, between the Company and SEK Technologies LLC, dated as of December 21, 1998.(12)

10.20	User Agreement, between the Company and SEK Technologies LLC, dated as of August 21, 1997.(12)

10.21	Option Agreement, between the Company and SEK Technologies LLC, dated August 21, 1997.(12)

10.22	Form of Registration Rights Agreement, between the Company and holders of Investment Units in SEK Technologies LLC, dated as of January 4, 1999.(12)

21.1	Subsidiaries of the Company.(14)

23.1	Consent of Rothstein, Kass & Company, P.C.

99.1	Certification pursuant to .18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to .18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 33-83638-C) filed September 2, 1994.

(2)	Incorporated by reference from the Company’s Form 8-K, dated August 24, 1995.

(3)	Incorporated by reference from the Company’s Form 10-KSB for the ended December 31, 1994.

(4)	Incorporated by reference from the Company’s Form 8-K, Amendment No. 2, dated January 1, 1995.

(5)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 33-99108) filed November 8, 1995.

(6)	Incorporated by reference from the Company’s Form 10-QSB for the nine months ended September 30, 1995.

(7)	Incorporated by reference from Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.

(8)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1997 Annual Meeting of Stockholders.

(9)	Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 1996.

(10)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1998 Annual Meeting of Stockholders.

(11)	Incorporated by reference from the Company’s Form 8-K filed on October 16, 1998.

(12)	Incorporated by reference from the Company’s Form 8-K filed January 15, 1999.

(13)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-32782) filed March 17, 2000.

(14)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 2002 Annual Meeting of Stockholders.

(b)  Reports on Form 8-K

     None.

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Stratasys, Inc.

We have audited the accompanying consolidated balance sheets of Stratasys, Inc. and Subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows and financial statement schedule for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratasys, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ ROTHSTEIN, KASS & COMPANY

Roseland, New Jersey

January 30, 2003

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$14,193,590	$10,211,398
Accounts receivable, less allowance for returns and doubtful accounts of $537,374 in 2002 and $562,888 in 2001	10,640,451	12,132,738
Inventories	6,537,446	6,877,582
Prepaid expenses	921,404	558,879
Deferred income taxes	126,000	246,000

Total current assets	32,418,891	30,026,597

Property and equipment, net	5,937,200	6,006,529

Other assets
Intangible assets, net	2,953,401	3,288,222
Deferred income taxes	2,174,000	2,363,000
Other	116,995	266,997

	5,244,396	5,918,219

Total assets	$43,600,487	$41,951,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Obligations under capital leases	$—	$130,320
Mortgage payable, current portion	61,572	54,994
Accounts payable and other current liabilities	4,141,635	3,736,284
Unearned maintenance revenues	4,474,281	4,510,751

Total current liabilities	8,677,488	8,432,349
Long-term liability, mortgage payable, less current portion	2,156,790	2,215,983

Total liabilities	10,834,278	10,648,332

Commitments
Stockholders’ equity
Common stock, $.01 par value, authorized 15,000,000 shares; issued 6,518,200 shares in 2002 and 6,133,294 shares in 2001	65,182	61,333
Capital in excess of par value	35,025,413	32,943,974
Retained earnings	4,908,388	1,797,606
Accumulated other comprehensive loss	(61,979)	(72,084)
Less cost of treasury stock, 1,179,237 shares in 2002 and 740,400 shares in 2001	(7,170,795)	(3,427,816)

Total stockholders’ equity	32,766,209	31,303,013

Total liabilities and stockholders’ equity	$43,600,487	$41,951,345

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2002	2001	2000

Net sales	$39,807,889	$37,571,582	$35,610,547
Cost of sales	15,441,448	14,570,815	13,662,083

Gross profit	24,366,441	23,000,767	21,948,464

Costs and expenses
Research and development	4,687,673	4,915,098	6,366,800
Selling, general and administrative	16,065,320	14,597,862	15,232,662

	20,752,993	19,512,960	21,599,462

Operating income	3,613,448	3,487,807	349,002

Other income (expense) Interest income	146,419	306,068	551,841
Interest expense	(178,431)	(103,732)	(69,545)
Other	320,448	(167,086)	94,590

	288,436	35,250	576,886

Income before income taxes (benefit)	3,901,884	3,523,057	925,888
Income taxes (benefit)	791,102	1,009,872	(62,413)

Net income	$3,110,782	$2,513,185	$988,301

Income per common and common equivalent share
Basic	$0.58	$0.46	$0.18

Diluted	$0.56	$0.46	$0.17

Weighted average number of common and
common equivalent shares outstanding
Basic	5,336,795	5,461,989	5,527,144

Diluted	5,594,869	5,492,852	5,684,318

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001, and 2000

					Accumulated
			Capital in	Retained	Other
	Common Stock		Excess of	Earnings	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Par Value	(Deficit)	Loss	Stock	Total	Income

Balances, January 1, 2000	6,101,961	$61,020	$32,712,755	$(1,703,880)	$(39,608)	$(2,247,242)	$28,783,045
Exercise of stock options and warrants	24,033	240	82,209				82,449
Warrants issued for services			112,583				112,583
Net income				988,301			988,301	$988,301
Other comprehensive loss
Cumulative translation adjustment					(9,168)		(9,168)	(9,168)

Total comprehensive income								$979,133

Purchase of 109,400 shares of treasury stock						(731,135)	(731,135)

Balances, December 31, 2000	6,125,994	61,260	32,907,547	(715,579)	(48,776)	(2,978,377)	29,226,075
Exercise of stock options	7,300	73	36,427				36,500
Net income				2,513,185			2,513,185	$2,513,185
Other comprehensive loss
Cumulative translation adjustment					(23,308)		(23,308)	(23,308)

Total comprehensive income								$2,489,877

Purchase of 88,400 shares of treasury stock						(449,439)	(449,439)

Balances, December 31, 2001	6,133,294	61,333	32,943,974	1,797,606	(72,084)	(3,427,816)	31,303,013
Exercise of stock options	384,906	3,849	2,081,439				2,085,288
Net income				3,110,782			3,110,782	$3,110,782
Other comprehensive loss
Cumulative translation adjustment					10,105		10,105	10,105

Total comprehensive income								$3,120,887

Purchase of 438,837 shares of treasury stock						(3,742,979)	(3,742,979)

Balances, December 31, 2002	6,518,200	$65,182	$35,025,413	$4,908,388	$(61,979)	$(7,170,795)	$32,766,209

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2002	2001	2000

Cash flows from operating activities
Net income	$3,110,782	$2,513,185	$988,301
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	309,000	307,000	(195,000)
Depreciation	1,502,374	1,545,198	1,302,893
Amortization	898,833	734,377	465,187
Warrants issued for services			112,583
Loss on disposal of property and equipment		41,720	4,686
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable	1,492,287	(636,223)	259,742
Inventories	(485,619)	1,464,046	(2,455,553)
Prepaid expenses	(361,899)	114,032	(246,352)
Other assets	147,527	(38,796)	154,613
Accounts payable and other current liabilities	420,314	7,421	(119,566)
Unearned maintenance revenues	(36,470)	192,416	391,752

Net cash provided by (used in) operating activities	6,997,129	6,244,376	663,286

Cash flows from investing activities
Proceeds from sale of marketable securities			13,500,000
Acquisition of marketable securities			(7,499,380)
Acquisition of property and equipment	(602,711)	(3,928,177)	(978,359)
Payments for intangible assets	(564,012)	(501,038)	(577,040)

Net cash provided by (used in) investing activities	(1,166,723)	(4,429,215)	4,445,221

Cash flows from financing activities
Proceeds from mortgage payable		2,287,500
Payments of obligations under capital leases	(130,320)	(187,692)	(230,229)
Payments of mortgage payable	(52,615)	(16,523)
Exercise of stock options and warrants	2,085,288	36,500	82,449
Purchase of treasury stock	(3,742,979)	(449,439)	(731,135)

Net cash provided by (used in) financing activities	(1,840,626)	1,670,346	(878,915)

Effect of exchange rate changes on cash	(7,588)	(11,415)	(24,645)

Net increase in cash and cash equivalents	3,982,192	3,474,092	4,204,947
Cash and cash equivalents, beginning of year	10,211,398	6,737,306	2,532,359

Cash and cash equivalents, end of year	$14,193,590	$10,211,398	$6,737,306

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2002	2001	2000

Supplemental disclosures of cash flow
information, cash paid during the year for:
Interest	$177,739	$89,298	$69,545

Income taxes	$1,180,637	$138,692	$253,265

Supplemental disclosure of noncash investing and financing activities:
Machinery and equipment transferred from inventory	$825,755	$761,190	$—

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies

Nature of Operations

Stratasys, Inc. and Subsidiaries (collectively the “Company”) develops, manufactures and markets a family of rapid prototyping systems (“RPS”) and devices that permit engineers and designers to create physical models and prototypes, made of various materials, utilizing three dimensional Computer Aided Design (“3D CAD”) files at a CAD workstation. The Company sells these devices and the related consumable materials and maintenance worldwide.

Principles of Consolidation

The consolidated financial statements include the accounts of Stratasys, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the consolidated balance sheets.

Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for returns and doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for returns and doubtful accounts based on a history of returns, past write-offs and collections and current credit conditions.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets ranging from 2-30 years.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies
(continued)

Intangible Assets

Intangible assets are being amortized over their estimated useful or economic lives using the straight-line method as follows:

RPS technology	11 years
Capitalized software development costs	3 years
Patents	10 years
Trademarks	5 years

The costs of software development, including significant product enhancements, incurred subsequent to establishing technological feasibility have been capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs incurred prior to establishment of technological feasibility are charged to research and development expense.

Unearned Maintenance Revenues

Maintenance revenues are recognized on a straight-line basis over the term of the related maintenance contracts, which are typically one to two years.

Revenue Recognition

The Company recognizes revenues from the sale of RPS machines when shipped. The Company establishes allowances for estimated returns at the time of shipment. Service revenues, excluding maintenance contracts, are recognized at the time the services are performed.

Advertising

Advertising costs are charged to operations as incurred and were approximately $854,000, $584,000, and $704,000 for 2002, 2001 and 2000, respectively.

Research and Development Costs

Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred.

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies (continued)

Income Per Common Share

The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise of 258,074 in 2002, 30,863 in 2001, and 157,174 in 2000.

Stock-Based Compensation

The Company follows SFAS No. 123 “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components; however, the compliance with this Statement has no impact on the Company’s net income or stockholders’ equity. SFAS No. 130 requires the Company’s change in the foreign currency translation adjustment to be included in other comprehensive income.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Accounts receivable

At December 31, 2002 and 2001, accounts receivable included balances due from foreign entities of approximately $6,388,000 and $8,096,000, respectively.

3. Inventories

Inventories consist of the following at December 31:

	2002	2001

Finished goods	$2,869,223	$3,009,943
Raw materials	3,668,223	3,867,639

	$6,537,446	$6,877,582

4. Property and equipment

Property and equipment consists of the following at December 31:

	2002	2001

Machinery and equipment	$5,678,761	$4,458,475
Building	2,330,953	2,330,953
Land	694,876	694,876
Computer equipment and software	3,376,780	3,249,933
Office equipment	840,747	809,666
Leasehold improvements	1,324,587	1,292,437

	14,246,704	12,836,340
Accumulated depreciation and amortization	8,309,504	6,829,811

	$5,937,200	$6,006,529

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible assets

Intangible assets consist of the following at December 31:

	2002		2001

	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization

RPS technology	$2,858,532	$1,913,071	$2,858,532	$1,647,895
Capitalized software development costs	3,622,518	2,836,218	3,329,699	2,362,938
Patents	1,809,243	595,638	1,538,933	436,502
Trademarks	17,227	9,192	16,344	7,951

	8,307,520	$5,354,119	7,743,508	$4,455,286

Accumulated amortization	5,354,119		4,455,286

	$2,953,401		$3,288,222

Aggregate amortization expense	$898,833		$734,377

For the years ended December 31, 2002, 2001 and 2000, amortization of capitalized software development costs charged to operations was $473,280, $334,590 and $97,611, respectively.

Estimated amortization expense for the five years subsequent to December 31, 2002 is as follows:

Year ending December 31,

2003	$940,000
2004	780,000
2005	467,000
2006	352,000
2007	200,000

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Credit line

The Company has an available line of credit from a financial institution for the lesser of $4,000,000 or a defined borrowing base. The credit line bears interest at defined rates based upon two different indexes and expires in June 2003. No amounts were outstanding at December 31, 2002 and 2001.

7. Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31:

	2002	2001

Trade	$673,607	$697,608
Compensation, commissions and related benefits	2,683,150	2,063,501
Reserve for warranty expenses	92,963	134,529
Other	691,915	840,646

	$4,141,635	$3,736,284

8. Mortgage payable

In August 2001, the Company obtained a mortgage from a bank of $2,287,500 for the purchase of land and building used in the Company’s manufacturing operations, which was previously leased. The loan is payable in monthly installments of $18,396, including interest of 7.38% per annum, with a final payment in July 2006. The loan is collateralized by the property.

Annual principal payments subsequent to December 31, 2002 are as follows:

Year ending December 31,

2003	$61,572
2004	63,712
2005	68,576
2006	2,024,502

$2,218,362

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income taxes

The components of the Company’s deferred tax assets (liabilities) at December 31, 2002 and 2001 are as follows:

	2002	2001

Net operating loss carryforwards	$—	$80,000
Depreciation	49,000	198,000
Amortization	47,000	(32,000)
Allowance for doubtful accounts	125,000	118,000
Reserve for warranty expenses	35,000	50,000
Reserve for sales returns, net	73,000	90,000
Unrealized gain on foreign currency	(107,000)	(12,000)
Federal minimum tax credit carryforwards	156,000	162,000
Research and development tax credit carryforwards	1,922,000	1,955,000

	$2,300,000	$2,609,000

At December 31, 2002, the Company had research and development tax credit carryforwards of approximately $1,922,000 which can be utilized against future federal income tax and expire in various years through 2021.

Income before income taxes (benefit) consists of the following:

	2002	2001	2000

United States	$3,758,912	$3,446,884	$822,354
Foreign	142,972	76,173	103,534

	$3,901,884	$3,523,057	$925,888

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income taxes (continued)

The components of income taxes (benefit) for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Current
Federal	$409,369	$620,803	$51,831
State	33,325	46,714	42,765
Foreign	39,408	35,355	37,991

	482,102	702,872	132,587

Deferred
Federal	214,000	383,000	(231,000)
State	95,000	(76,000)	36,000

	309,000	307,000	(195,000)

	$791,102	$1,009,872	$(62,413)

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2002	2001	2000

Federal statutory rate	34.0%	34.0%	34.0%
Foreign sales corporation exclusion	(2.0)	(3.1)	(3.0)
Earnings of subsidiaries taxed at other than U.S. statutory rate	0.2	0.1	(1.5)
State income taxes, net of federal effect	1.1	(0.8)	8.5
Permanent differences and other	(8.7)	6.0	4.2
Utilization of research and development tax credit	(4.3)	(7.5)	(48.9)

Effective income tax rate	20.3%	28.7%	(6.7)%

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments

The Company rents certain of its facilities under leases, which expire through 2005.

Aggregate future minimum annual rental payments in the years subsequent to December 31, 2002 are approximately as follows:

     Year ending December 31,

2003	$351,000
2004	277,000
2005	51,000

     Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $512,000, $654,000 and $666,000, respectively.

11. Stock options and warrants

The Company has various stock option plans that have been approved by shareholders. The plans provide for the granting of options to buy the Company’s common stock to qualified employees of the Company, independent contractors, consultants, and other persons to purchase up to 2,550,000 shares of common stock. Of the 2,550,000 options available for grant, 1,746,634 options have been granted, leaving 803,366 options left to be granted by the Company. No stock-based employee compensation cost is reflected in net income, as all options under the plans are granted at a price not less than the fair market value of the Company’s common stock at the date of grant. All options are principally exercisable over five years. All options granted are net of terminations and expirations.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock options and warrants (continued)

The following summarizes the information relating to outstanding stock options and the activity during 2002, 2001 and 2000:

			Weighted
	Number		Average
	of	Per Share	Option
	Shares	Option Price	Price

Shares under option at January 1, 2000	1,408,539	$1.59-$23.56	$7.09
Granted in 2000	104,232	2.34-11.31	7.23
Exercised in 2000	(19,048)	1.59-7.13	3.09
Expired in 2000	(17,000)	5.38-5.38	5.38
Forfeited in 2000	(152,096)	4.44-23.56	18.45

Shares under option at December 31, 2000	1,324,627	1.59-21.81	7.12
Granted in 2001	283,650	2.76-6.24	3.08
Exercised in 2001	(7,300)	5.00-5.00	5.00
Expired in 2001	(100,300)	5.25-17.50	10.55
Forfeited in 2001	(42,100)	2.34-9.13	5.82

Shares under option at December 31, 2001	1,458,577	1.59-21.81	6.73
Granted in 2002	56,500	5.00-9.38	6.58
Exercised in 2002	(384,906)	2.91-8.00	5.42
Expired in 2002	(227,120)	5.00-21.44	9.00
Forfeited in 2002	(14,521)	2.91-20.63	8.01

Shares under option at December 31, 2002	888,530	$1.59-$21.81	$6.32

Options exercisable at December 31, 2002	616,930	$1.59-$21.81	$6.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock options and warrants (continued)

The Company, as part of sales of common stock and other agreements, has issued warrants to purchase the Company’s common stock. The following summarizes the information relating to warrants issued and the activity during 2002, 2001 and 2000:

			Weighted
	Number		Average
	of	Per Share	Warrant
	Shares	Warrant Price	Price

Shares under warrants at January 1, 2000	236,355	$5.00-$15.44	$12.48
Issued in 2000	121,000	3.60-7.00	5.58
Exercised in 2000	(13,000)	5.00-5.00	5.00
Expired in 2000	(69,355)	14.00-15.44	14.10
Forfeited in 2000	(60,000)	7.00-7.00	7.00

Shares under warrants at December 31, 2000 and 2001	215,000	3.60-13.88	10.06
Expired in 2002	(173,000)	5.00-13.88	11.57

Shares under warrants at December 31, 2002	42,000	$3.60-$5.00	$3.80

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock options and warrants (continued)

Had compensation cost for the Company’s five stock option plans been determined based on the fair value, at the grant or issue date, in 2002, 2001 and 2000 and, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Net income, as reported	$3,110,782	$2,513,185	$988,301
Deduct: Total stock based compensation expense determined under fair value method for all awards, net of related tax effect	457,000	526,000	451,800

Net income, pro forma	$2,653,782	$1,987,185	$536,501

Earnings per share:
Basic income per share - as reported	$0.58	$0.46	$0.18

Diluted income per share - as reported	$0.56	$0.46	$0.17

Basic income per share - pro forma	$0.50	$0.36	$0.10

Diluted income per share - pro forma	$0.47	$0.36	$0.09

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2002, 2001 and 2000. The following assumptions were applied in determining the pro forma compensation cost:

	2002	2001	2000

Risk-free interest rate	4.19-4.49%	5.00%	5.94%
Expected option term	5-6 years	4 years	4 years
Expected price volitility	83%	83%	62%
Dividend yield	—	—	—

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Export sales

Export sales were as follows for the years ended December 31:

	2002	2001	2000

Europe	$8,817,770	$8,017,111	$6,657,860
Asia Pacific	9,091,108	9,916,468	8,642,917
Other	1,512,068	1,350,352	3,305,884

	$19,420,946	$19,283,931	$18,606,661

13. Quarterly results (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Net sales	$6,396,389	$10,111,608	$12,028,475	$11,271,417
Gross profit	3,946,254	5,819,280	7,701,580	6,899,327
Net income (loss)	(724,926)	517,851	1,723,214	1,594,643
Income (loss) per common and common equivalent share:
Basic	(0.14)	0.10	0.32	0.30
Diluted	(0.14)	0.09	0.31	0.29
2001
Net sales	$8,687,689	$9,223,715	$9,703,008	$9,957,170
Gross profit	5,098,476	5,532,138	5,931,270	6,438,883
Net income	197,818	416,309	979,667	919,391
Income per common and common equivalent share:
Basic	0.04	0.08	0.18	0.16
Diluted	0.04	0.08	0.18	0.16

STRATASYS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	Column B	Column C	Column D	Column E

	Balances at	Additions -	Deductions	Balances
	Beginning	Charged	from	at End
DESCRIPTION	Of Year	to Income	Reserves	of Year

2002
Reserve for bad debts and allowances	$317,955	$281,732	$260,794	$338,893

Reserve for sales returns and other allowances	$244,933	$102,366	$148,818	$198,481

2001
Reserve for bad debts and allowances	$264,260	$60,000	$6,305	$317,955

Reserve for sales returns and other allowances	$194,099	$390,880	$340,046	$244,933

2000
Reserve for bad debts and allowances	$300,000	$1,489	$37,229	$264,260

Reserve for sales returns and other allowances	$120,833	$1,766,397	$1,693,131	$194,099

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATASYS, INC.

	By:	/s/ S. Scott Crump
Dated: March 25, 2003		S. Scott Crump President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ S. Scott Crump S. Scott Crump	Chairman of the Board of Directors, President, Chief Executive Officer, Treasurer, (Principal Executive Officer)	March 25, 2003

/s/ Thomas W. Stenoien Thomas W. Stenoien	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2003

/s/ Ralph E. Crump Ralph E. Crump	Director	March 25, 2003

/s/ Edward J. Fierko Edward J. Fierko	Director	March 25, 2003

/s/ Clifford H. Schwieter Clifford H. Schwieter	Director	March 25, 2003

/s/ Arnold J. Wasserman Arnold J. Wasserman	Director	March 25, 2003

/s/ Gregory L. Wilson Gregory L. Wilson	Director	March 25, 2003

CERTIFICATIONS

     I, S. Scott Crump, certify that:

     1.     I have reviewed this annual report on Form 10-K of Stratasys, Inc. (the “registrant”);

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ S. Scott Crump S. Scott Crump President and Chief Executive Officer

     I, Thomas W. Stenoien, certify that:

     1.     I have reviewed this annual report on Form 10-K of Stratasys, Inc. (the “registrant”);

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ Thomas W. Stenoien Thomas W. Stenoien Chief Financial Officer