Form 10-Q
period 2003-03-31
STRATASYS INC
filed 2003-05-12
CIK 915735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 1-13400

                                 STRATASYS, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware                                            36-3658792
       (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification No.)
                         organization)

          14950 Martin Drive, Eden Prairie, Minnesota                             55344
           (Address of principal executive offices)                            (Zip Code)

                                 (952) 937-3000
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
    [ ] Yes [X] No

As of May 8, 2003, the Registrant had 5,702,483 shares of common stock, $.01 par value, outstanding.

                                 STRATASYS, INC.

                                Table of Contents

                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements ...................................................................        1

         Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002..................        1

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the
         three months ended March 31, 2003 and 2002..............................................        2

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2003 and 2002.................................................................        3

         Notes to Financial Statements...........................................................        4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...        5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................       13

Item 4.  Controls and Procedures.................................................................       13

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...............................................       14

Item 6.  Exhibits and Reports on Form 8-K........................................................       14

Signatures.......................................................................................       15

Certifications...................................................................................       16

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,          DECEMBER 31,
                                                                             2003                 2002
                                                                          (UNAUDITED)
                                                                         ------------         ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                            $ 17,450,402         $ 14,193,590
    Accounts receivable, less allowance for returns and
       doubtful accounts of $589,913 in 2003 and $537,374 in 2002           9,473,963           10,640,451
    Inventories                                                             6,759,453            6,537,446
    Prepaid expenses                                                          785,722              921,404
    Deferred income taxes                                                     126,000              126,000
                                                                         ------------         ------------
        Total current assets                                               34,595,540           32,418,891
                                                                         ------------         ------------

PROPERTY AND EQUIPMENT, net                                                 5,925,406            5,937,200
                                                                         ------------         ------------
OTHER ASSETS
    Intangible assets, net                                                  2,793,598            2,953,401
    Deferred income taxes                                                   2,174,000            2,174,000
    Other                                                                     114,106              116,995
                                                                         ------------         ------------
                                                                            5,081,704            5,244,396
                                                                         ------------         ------------
                                                                         $ 45,602,650         $ 43,600,487
                                                                         ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Mortgage payable, current portion                                    $     62,730         $     61,572
    Accounts payable and other current liabilities                          4,228,587            4,141,635
    Unearned maintenance revenue                                            4,677,599            4,474,281
                                                                         ------------         ------------
        Total current liabilities                                           8,968,916            8,677,488
                                                                         ------------         ------------
MORTGAGE PAYABLE, less current portion                                      2,141,299            2,156,790
                                                                         ------------         ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, authorized 15,000,000
   shares,  issued 6,653,910 shares in 2003 and
     6,518,200 shares in 2002                                                  66,539               65,182
   Capital in excess of par value                                          35,628,235           35,025,413
   Retained earnings                                                        6,051,961            4,908,388
   Accumulated other comprehensive loss                                       (83,505)             (61,979)
   Less cost of treasury stock, 1,179,237 shares in 2003
     and 2002                                                              (7,170,795)          (7,170,795)
                                                                         ------------         ------------
        Total stockholders' equity                                         34,492,435           32,766,209
                                                                         ------------         ------------

                                                                         $ 45,602,650         $ 43,600,487
                                                                         ============         ============

STRATASYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                        2003                  2002
                                                    (UNAUDITED)           (UNAUDITED)
                                                    -----------           -----------
SALES                                               $ 10,677,641         $  6,396,389

COST OF GOODS SOLD                                     3,820,070            2,450,135
                                                    ------------         ------------
GROSS PROFIT                                           6,857,571            3,946,254

COSTS AND EXPENSES
     Research and development                          1,158,157            1,142,268
     Selling, general and administrative               4,230,252            3,677,208
                                                    ------------         ------------
                                                       5,388,409            4,819,476
                                                    ------------         ------------
OPERATING INCOME (LOSS)                                1,469,162             (873,222)
                                                    ------------         ------------
OTHER INCOME (EXPENSE)
     Interest income                                      36,529               42,919
     Interest expense                                    (41,312)             (46,294)
     Other                                                60,386             (137,284)
                                                    ------------         ------------
                                                          55,603             (140,659)
                                                    ------------         ------------
 INCOME (LOSS) BEFORE INCOME TAXES                     1,524,765           (1,013,881)

 INCOME TAXES (BENEFIT)                                  381,192             (288,955)
                                                    ------------         ------------
 NET INCOME (LOSS)                                  $  1,143,573         $   (724,926)
                                                    ============         ============
EARNINGS PER COMMON SHARE
        Basic                                       $       0.21         $      (0.14)
                                                    ============         ============
        Diluted                                     $       0.20         $      (0.14)
                                                    ============         ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
        Basic                                          5,393,877            5,363,165
                                                    ============         ============
        Diluted                                        5,810,887            5,363,165
                                                    ============         ============
COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                   $  1,143,573         $   (724,926)

OTHER COMPREHENSIVE LOSS
     Foreign currency translation adjustment             (21,526)              (7,127)
                                                    ------------         ------------
COMPREHENSIVE INCOME (LOSS)                         $  1,122,047         $   (732,053)
                                                    ============         ============

STRATASYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                       2003                 2002
                                                                   (UNAUDITED)          (UNAUDITED)
                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  1,143,573         $   (724,926)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Deferred income taxes                                                              (295,826)
        Depreciation                                                   392,567              360,545
        Amortization                                                   242,844              214,346
        Changes in operating assets and liabilities
            Accounts receivable                                      1,166,488            2,787,766
            Inventories                                               (222,007)          (1,378,164)
            Prepaid expenses                                           135,682              279,232
            Other assets                                                 2,889              132,324
            Accounts payable and other current liabilities              86,952             (724,065)
            Unearned maintenance revenue                               203,318              150,748
                                                                  ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            3,152,306              801,980
                                                                  ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                               (380,773)            (192,589)
  Payments for intangible assets                                       (83,041)            (131,030)
                                                                  ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                                 (463,814)            (323,619)
                                                                  ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                                        (32,365)
  Purchase of treasury stock                                                             (3,319,385)
  Payments of mortgage payable                                         (14,333)             (13,358)
  Exercise of stock options and warrants                               604,179            1,799,178
                                                                  ------------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    589,846           (1,565,930)
                                                                  ------------         ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (21,526)              (7,127)
                                                                  ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 3,256,812           (1,094,696)

CASH AND CASH EQUIVALENTS, beginning of period                      14,193,590           10,211,398
                                                                  ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                          $ 17,450,402         $  9,116,702
                                                                  ============         ============

NOTES TO FINANCIAL STATEMENTS

Note 1 -- Basis of presentation

         The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2002, filed as part of the Company's Annual Report on Form 10-K for such year.

Note 2 -- Inventories

         Inventories consisted of the following at March 31 and December 31, respectively:

                                          2003                       2002
                                          ----                       ----
              Finished Goods          $ 2,889,262               $ 2,869,223
              Raw materials             3,870,191                 3,668,223
                                     ------------              ------------
              Totals                  $ 6,759,453               $ 6,537,446
                                      ===========               ===========

Note 3 -- Material commitments

         The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $3,000,000, some of which contain non-cancellation clauses.

Note 4 -- Income per common share

         The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended March 31, 2003 and 2002, the additional shares amounted to 417,010 and zero, respectively.

Note 5 -- Stock-based compensation

         The Company follows SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but discloses the pro forma effect on net income
(loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

         Had compensation cost for the Company's five stock option plans been determined based on the fair value, at the grant or issue date, in the quarters ended March 31, 2003 and 2002, respectively, and, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                   March 31,              March 31,
                                                                     2003                    2002
                                                                     ----                    ----
Net income (loss), as reported                                   $ 1,143,573             $ (724,926)

Deduct:  total stock based compensation expense,
     determined under fair value method for all awards,
     net of related tax effect.                                       50,250                 114,250
                                                                 -----------             -----------

Net income (loss), pro forma                                     $ 1,093,323             $ (839,186)
                                                                 ===========             ===========
Earnings per share:
Basic earnings (loss) per share-
     as reported                                                        $.21                 $ (.14)
                                                                 ===========             ===========
Diluted earnings (loss) per share-
     as reported (loss)                                                 $.20                 $ (.14)
                                                                 ===========             ===========
Basic earnings (loss) per share-
     pro forma                                                          $.20                 $ (.16)
                                                                 ===========             ===========
Diluted earnings (loss) per share-
     pro forma                                                          $.19                 $ (.16)
                                                                 ===========             ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We develop, manufacture, and market a family of rapid prototyping ("RP") and 3D printing systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. 3D printing offers a fast, low-cost alternative for building concept and working models. These systems are very simple to operate. Conversely, RP systems are more expensive and allow users to make prototype models out of a variety of materials that are better suited to test for form, fit, and functionality. Historically, our sales growth has been derived from a number of industries, including consumer products, electronics, general manufacturing, medical, automotive, and aerospace. Educational institutions, government agencies, and service bureaus have also been significant markets for us.

         Our strategy in 2003 will be to continue to expand our position in the 3D printing market and our core RP businesses. We anticipate that our expenses will increase in 2003 over the amounts reported in 2002, but that our revenue growth will exceed that of our expenses. This should allow for increased profitability from operations in 2003 as compared with 2002. For the first quarter of 2003, revenues were $10,677,641, compared with $6,396,389 in the first quarter of 2002. Operating income in the first quarter of 2003 improved to $1,469,162 from an operating loss of $873,222 in the comparable 2002 period.

         We believe that the 3D printing market represents a significant growth area and that our Dimension(TM) 3D printer will continue to have a significant positive impact on our results in 2003 and beyond. However, we remain fully committed to the growth of our core FDM(R) business, which is currently served by our FDM Titan(TM), Prodigy Plus(TM), FDM 3000, and FDM Maxum(TM) systems. We also believe that our service, consumable, and maintenance revenues derived from our installed base of systems will also improve over the results attained in 2002. In the first quarter of 2003, sales of our Dimension, Prodigy Plus, and Titan systems were particularly strong. Total units sold increased to 134 systems compared with 52 systems in the first quarter of 2002. Similarly, revenues derived from our combined service, consumable, and maintenance sources were significantly above prior period results. We believe that we shipped more systems in the first quarter of 2003 than any other RP or 3D printing company in the world, a repeat of our full-year performance in 2002.

         Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our ability to implement our strategy for 2003 is subject to numerous uncertainties, many of which are described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned "Forward-Looking Statements and Factors That May Affect Future Results of Operations." We cannot ensure that our efforts will be successful.

         Our operating results could be adversely impacted if the downturn in general economic conditions experienced by many capital equipment manufacturers in 2002 were to continue in 2003, or if the SARS contagion impacts sales in our Asia Pacific region, historically one of our strongest. To date, we have not seen an impact of SARS on our sales, but due to the difficulty of making sales calls in regions impacted by SARS, future revenues could be impacted. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Whereas our backlog as of March 31, 2003 was roughly equal to the backlog as of the end of 2002, it would not be sufficient to meet our budgeted revenue targets should new system orders in 2003 decline. These and other factors may lead to operating losses in certain quarters, and reduced operating and gross profits as compared with the results reported in 2002 and the first quarter of 2003.

         We believe that sales of a number of RP and 3D printing manufacturers in the rapid prototyping industry grew between 5-30% in 2002. However, declining sales by the largest company in the industry likely reduced the overall sales growth of the industry in 2002. We believe that 3D printers accounted for more than 40% of the all RP systems shipped in 2002. Furthermore, we believe the 3D printing segment of the RP market is the fastest growing component of the market, and that our Dimension system, based upon price and performance, is positioned to capture an increased share of this market. Penetration of the 3D printing market has been small to date. We believe, based on a growing installed base of more than two million CAD seats, the potential market for low-priced 3D printers could be in the hundreds of thousands of units. Yet, since inception of the RP industry, approximately 10,000 RP systems of all kinds have been sold.

         We also believe that there is a long-term trend toward lower-priced RP systems capable of producing functional prototypes. This pricing trend should lead to growth in the more traditional functional prototyping marketplace as companies continue to address in-house RP needs. Certain market segments in the industry have not demonstrated significant pricing sensitivity. These segments are more interested in modeling envelope size, modeling material, throughput, part quality, part durability, rapid manufacturing, and rapid tooling, which should allow growth to continue for higher-priced RP systems such as our Maxum, Titan, and Prodigy Plus systems that address these needs. In May 2003, we announced the commercial introduction of polyphenylsulfone ("PPSF"). This material, a new modeling material available for use only on our Titan system, is a specialty thermoplastic that offers excellent mechanical properties while being subjected to demanding thermal and chemical environments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

         The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                            For the three months ended March 31,
                                                                 2003                 2002
                                                                 ----                 ----
         Sales                                                  100.0%               100.0%
         Cost of goods sales                                     35.8%                38.3%
         Gross profit                                            64.2%                61.7%
         Selling, general, and administrative expenses           39.6%                57.5%
         Research & development expense                          10.8%                17.9%
         Operating income (loss)                                 13.8%               (13.7%)
         Other income (loss)                                       .5%                (2.2%)
         Income (loss) before income taxes                       14.3%               (15.9%)
         Income taxes (benefit)                                   3.6%                (4.5%)
         Net income (loss)                                       10.7%               (11.3%)

NET SALES

         Net sales for the three months ended March 31, 2003 were $10,677,641, compared with net sales of $6,396,389 for the three months ended March 31, 2002. This represents an increase of $4,281,252, or 66.9%. Dimension, Prodigy Plus and Titan sales were very strong in the quarter and exceeded our internal expectations. Prior period comparison of sales of our Dimension and Prodigy Plus are not valid, since these systems became commercially available in February and May, respectively, of 2002. Titan sales in the current quarter were aided by the availability of ABS and WaterWorks modeling capability that was not yet offered on the Titan in the first quarter of 2002. Revenues from consumables, other services, and maintenance also increased significantly in the three months ended March 31, 2003 as compared with the same 2002 period, and constitute one of the fastest growing components of our mix. This increase was largely due to the larger installed base of systems and a continued emphasis on the sale of maintenance contracts. Additionally, we started a new fee-based program to produce prototypes that favorably impacted the results in the first quarter of 2003.

         Domestic sales accounted for approximately 53% of total revenue in the three months ended March 31, 2003, as compared with approximately 55% in the three months ended March 31, 2002. In the United States, we consolidated our domestic sales regions in 2003, reducing the number of regions to two regions from three. Our eastern region recorded the highest revenues in the first quarter of 2003, while the central region, dominated by the automotive industry, continued to lag. We believe that the introduction of PPSF for use on our Titan systems could have a positive impact on sales into both regions of the United States in future quarters. Internationally, our Asia Pacific region, which comprises Japan, China, the Far East and India, recorded revenues that amounted to approximately 22% of total sales. This was up considerably from the approximately 17% recorded in this region for the first quarter of 2002. Europe accounted for approximately 24% of total revenue for the three months ended March 31, 2003, and approximately 26% of sales in the comparable quarter of 2002. We believe that sales into our Asia Pacific, European, and domestic regions will remain strong throughout 2003. However, declining economic conditions in any of these regions and the effect of the SARS virus in the Asia Pacific region could adversely impact our future sales and profitability.

GROSS PROFIT

         Gross profit improved to $6,857,571, or 64.2% of sales, in the three months ended March 31, 2003, compared with $3,946,254, or 61.7% of sales, in the comparable period of 2002. This represents an increase of $2,911,317, or 73.8%. Gross profit increased due to higher revenues and a favorable mix of products sold. Gross margin in the period exceeded our internal expectations, as the quarter was favorably impacted by higher than anticipated sales of our high performance systems such as Titan. In addition, consumable and service revenues, driven by our larger installed base and which also have high margins, recorded higher than expected growth. Although much of our unit growth in the period ended March 31, 2003 was due to Dimension system sales, these systems have relatively lower margins than the products listed above. Over the next several quarters, there could be a modest expansion to our gross margins over the percentages we have reported over the last several quarters. As such, gross margins should range between 61% and 65% of sales, but will be highly dependent upon the mix of products that we ship.

OPERATING EXPENSES

         SG&A expenses increased to $4,230,252 for the three months ended March 31, 2003, from $3,677,208 for the comparable period of 2002. This represents an increase of $553,044, or 15%. Variable commissions, incentives, and travel expenses were higher in the 2003 period as a result of increased revenues. Marketing, promotional, and sales expenses associated with the Dimension product launch also accounted for the increase in SG&A expenses for the three months ended March 31, 2003, as compared with the three months ended March 31, 2002. Additionally, bad debt expense in the 2003 period exceeded $50,000 compared with no bad debt expense in the 2002 period.

         R&D expenses increased to $1,158,157 for the three months ended March 31, 2003 from $1,142,268 for the three months ended March 31, 2002. This amounted to an increase of $15,889, or 1.4%. On higher revenues, R&D expenses decreased as a percentage of sales to 10.8% in the three months ended March 31, 2003, from 17.9% in the 2002 period. Higher salaries and benefit expense accounted for much of the expense increase in the current three-month period.

         We will continue to focus on our operating expenses in 2003, with the intent to keep the growth of our operating expenses less than the growth of our revenues. We expect that R&D expenses should be relatively flat in 2003, but that future R&D expenses should track somewhat higher than the reported first quarter results. SG&A expenses will continue to be impacted by higher Dimension-related selling and marketing expenses, higher investor relations expenses, and higher regulatory-related expenses (e.g., legal and accounting expenses), as compared with 2002. However, we expect that SG&A expenses will decline as a percentage of sales as compared with 2002 as we increase revenues in 2003. We cannot, however, ensure that we will be successful in controlling the growth of our operating expenses.

OPERATING INCOME

         For the reasons cited above, our operating income for the three months ended March 31, 2003 amounted to $1,469,162, or 13.8% of sales, compared with an operating loss of $873,222, or 13.7% of sales, for the three months ended March 31, 2002. This represents an increase of $2,342,384.

OTHER INCOME

         Other income netted to $55,603 in the three months ended March 31, 2003, compared with other expense of $140,659 in the comparable 2002 period. Interest income declined to $36,529 in the current three-month period, compared with $42,919 in the three-month period of 2002. The reduction in interest income was primarily due to lower interest rates. Interest expense declined to $41,312 in the three months ended March 31, 2003 from $46,294 in the same period of 2002. In the three months ended March 31, 2003, we recognized other income of $60,386, principally due to income of $76,797 from foreign currency transactions related to the euro, which compared with a loss on foreign currency transactions related to the euro of $137,284 in the same period of 2002.

INCOME TAXES

         Income tax expense amounted to $381,192, or 3.6% of sales, in the three months ended March 31, 2003, compared with a tax benefit of $288,955, or 4.5% of sales, for the three months ended March 31, 2002. The effective tax rate for 2003, which should benefit from R&D tax credits and permanent differences, including those resulting from the exercise of employee stock options, amounted to 25%, compared with an effective tax rate of 28.5% in 2002. We believe that our effective tax rate should be in the range of 25% to 29% in 2003.

NET INCOME

         For the reasons cited above, our net income for the three months ended March 31, 2003 amounted to $1,143,573, or 10.7% of sales, compared with net loss of $724,926, or 11.3% of sales, in the comparable 2002 period. This resulted in earnings per diluted common share of $.20 in the three months ended March 31, 2003, compared with a loss per common share of $.14 for the comparable 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

         We have increased our cash and cash equivalents balances to $17,450,402 at March 31, 2003, from $9,116,702 at March 31, 2002. The net cash provided by our operating activities for the quarters ended March 31, 2003 and 2002 amounted to $3,152,306 and $801,980, respectively, and was principally derived from net income and working capital management.

         In 2003, net cash provided by our operating activities amounted to $3,152,306, compared with $801,980 in 2002. The principal source of cash from our operating activities has been our net income, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories and accounts receivable. Our net accounts receivable balances declined to $9,473,963 in 2003 from $10,640,451 as of December 31, 2002, in large part by instituting tighter controls in our credit and collections areas. Some of our international distributors, however, continue to carry high balances, some of which have exceeded our normal terms. These delays in payment adversely impact our days sales outstanding ("DSO"). Nevertheless, DSO's have declined over the past two years, to 78 days as of March 31, 2003, from 129 days as of March 31, 2002.

         For the quarters ended March 31, 2003 and 2002, our inventory balances were $6,759,453 and $8,255,746, respectively. We have instituted better inventory management, and recognize that we have opportunities to make considerably more improvement to reduce overall inventory and improve turns. Over the two-year period, inventory turns have improved to 1.8 times in the first quarter of 2003 from 1.0 times in the comparable 2002 quarter. A significant portion of our inventory is dedicated to fulfill our service contracts and warranty obligations. As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain inventory spares.

         Our investing activities used cash of $463,814 and $323,619 in the three months ended March 31, 2003 and 2002, respectively. Property and equipment acquisitions totaled $380,773 in 2003 and $192,589 in 2002. Over the two-year period, the majority of the equipment we purchased was for manufacturing or engineering development, tooling, leasehold improvements, and the acquisition of computer systems and software applications. Payments for intangible assets, including patents and capitalized software, amounted to $83,041 and $131,030 for the quarters ended March 31, 2003 and 2002, respectively.

         Our financing activities provided cash of $589,846 and used cash of $1,565,930 in the three months ended March 31, 2003 and 2002, respectively. The exercise of stock options and warrants provided cash of $604,179 and $1,799,178 in the first quarters of the 2003 and 2002, respectively. We used cash of $3,319,385 to purchase outstanding stock through our stock buyback program in the first quarter of 2002. While our stock buyback program is still in effect, we did not purchase any outstanding stock in the first quarter of 2003. Payments for obligations under capital leases used cash of $32,365 in the 2002 period; in 2003 we no longer have any outstanding capital leases. Payments on our mortgage payable used cash of $14,333 in the first quarter of 2003 and $13,358 in the comparable 2002 quarter.

         For 2003, we expect to use our cash for working capital purposes; for improvements to our manufacturing facility; for new product and materials development; for sustaining engineering; for the acquisition of equipment, including production equipment, tooling, and computers; for the purchase of intangible assets, including patents and capitalized software; for increased selling and marketing activities, especially as they relate to the continued Dimension market development; for acquisitions; and for our common stock buyback program. In October 2002, our board of directors authorized a continuation of our stock buyback program by authorizing an additional $1,000,000 to the prior authorization of $2,000,000, net of the proceeds from the exercise of stock options. We have approximately $1,300,000 available under this authorization. While we believe that the primary source of liquidity during 2003 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

         As of March 31, 2003, we had gross accounts receivable of $10,063,876, less an allowance of $589,913 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. Certain customers, especially those that purchased our Maxum or Titan systems, continue to carry high balances. Additionally, at March 31, 2003, large balances were concentrated with certain international distributors, and some of these balances exceed our payment terms. Default by one or more of these distributors or customers would result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.

         Our total current assets amounted to $34,595,540 at March 31, 2003, the majority of which consisted of cash and cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $8,968,916. Our debt is minimal, consisting of a mortgage payable of $2,204,029. We estimate that we will spend approximately $1,500,000 in 2003 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. We estimate that as of March 31, 2003, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending March 31, 2004, will amount to approximately $3,000,000. We intend to finance these purchases from existing cash or from cash flows from operations.

INFLATION

         We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

FOREIGN CURRENCY TRANSACTIONS

         Prior to 2000, substantially all of our recognized revenues from foreign sales were invoiced in United States dollars. Therefore, our exposure to foreign currency exchange rates was immaterial. Commencing in late 2000, we began to invoice sales to certain European distributors in euros. Our reported results have been subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the first quarter of 2003, income from foreign currency translations amounted to approximately $77,000, whereas in 2002 we reported a loss from foreign currency translations of approximately $137,000. In the first quarter of 2003, we hedged approximately Euro 1,000,000 of our accounts receivable. The hedge resulted in a currency translation loss of approximately $50,000. We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2003, and will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         All statements in this report that are not historical facts or that include such words as "expect", "anticipate", "project", "estimate" or "believe" or other similar words are forward-looking statements that we deem to be covered by and to qualify for the safe harbor protection covered by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in our company should understand that several factors govern whether any forward-looking statement in this report will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected in this report.

         These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. They assume as well that our sales will not be negatively affected by the economic impact of the SARS virus. The forward-looking statements included in this report are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we will be able to:

      - continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

      - successfully develop the 3D printing market and that this market will accept our products;

      -     maintain our revenues and gross margins on our present products;

      -     control our operating expenses;

      - expand our manufacturing capabilities to meet the expected demand generated by Dimension;

      - successfully commercialize PPSF, and that the market will accept this new material, and

      - retain and recruit employees with the necessary skills to produce, develop, market, and sell our products.

         Our assumptions involve judgments with respect to, among other things, future economic, geo-political, competitive, market and technological conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering, selling, manufacturing or other budgets, which may in turn affect our results of operations or the success of our new product development and introduction. We may not be able to alter our plans or budgets in a timely manner, resulting in reduced profitability or losses.

         Due to the factors noted above and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of revenue or earnings shortfalls until late in a fiscal quarter, since we frequently receive a significant number of orders very late in a quarter. This could result in an immediate and adverse effect on the trading price of our common stock. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

CRITICAL ACCOUNTING POLICIES

         We have prepared our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required us to make estimates, judgments, and assumptions that affected the amounts we reported.

         We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, actual results that would have a material effect on our financial condition or results of operations could result had we used different assumptions or conditions. The critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our financial statements are listed below.

Revenue Recognition

         We recognize revenue when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectability is reasonably assured. Revenue from system and consumable sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than our standard

90-day warranty, a percentage of the selling price that represents the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. This has had the effect of deferring, for the three months ended March 31, 2003, approximately $430,000 of revenue that will be recognized in future periods.

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

         We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. As of March 31, 2003, our allowance for returns was $198,481.

Allowance for Doubtful Accounts

         While we evaluate the collectability of a sale as part of our revenue recognition process, we must also make judgments regarding the ultimate realization of our accounts receivable and notes receivable balances. A considerable amount of judgment is required in assessing the realization of these receivables, including the aging of the receivables and the creditworthiness of each customer. We may not be able to accurately and timely predict changes to a customer's financial condition. If a customer's financial condition should suddenly deteriorate, calling into question our ability to collect the receivable, our estimates of the realization of our receivables could be adversely affected. We might then have to record additional allowances for doubtful accounts, which could have an adverse effect on our results of operations in the period affected.

         Our allowance for doubtful accounts is adjusted on a quarterly basis using two methods. First, our overall reserves are based on a percentage applied to certain aged receivable categories that are predominately based on historical bad debt write-off experience. Then, we make an additional evaluation of overdue customer accounts, for which we specifically reserve. In our evaluation we use a variety of factors such as past payment history, the current financial condition of the customer, and current economic conditions. We also evaluate our overall concentration risk, which assesses the total amount owed by each customer, regardless of its current status. Certain of our international distributors have carried large balances that have become overdue. While these distributors have paid down their balances and are still considered performing, we have either converted certain of these accounts receivable to notes receivables (some of which are collateralized), or placed distributors on payment plans that strictly limit the amount of new business that we will honor unless they adhere to the payment plans. A default by one or more of these distributors could have a material effect, ranging from $200,000 to $800,000, on our reported operating results in the period affected. As of March 31, 2003, our allowance for doubtful accounts amounted to $391,432.

Inventories

         Our inventories are recorded at the lower of cost or market, with cost based on a first-in, first-out basis. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. Our inventories consist of materials and products that are subject to technological obsolescence and competitive market conditions. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period in which the adjustments are made. Additionally, engineering or field change orders ("eco" and "fco", respectively) introduced by our engineering group could suddenly create extensive obsolete and/or excess inventory. Although our engineering group considers the estimated effect that an eco or fco would have on our inventories, a mandated eco or fco could have an immediate adverse affect on our reported financial condition if it requires the use of different materials in either new production or our service inventory.

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

Income Taxes

         We comply with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that it is more likely than not that our future taxable income will be sufficient to realize our deferred tax assets.

         Our provision for income taxes is based on our effective income tax rate. The effective rate is highly dependent upon a number of factors, including our total earnings, the geographic location of sales, the availability of tax credits, the exercise of employee stock options, and the effectiveness of our tax planning strategies. We monitor the effects of these variables throughout the year and adjust our income tax rate accordingly. However, if our actual results differ from our estimates, we could be required to adjust our effective tax rate or record a valuation adjustment on our deferred tax assets. This could have an adverse effect on our financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our mortgage bears interest at a fixed rate of 7.38% through 2006. Therefore, an immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

FOREIGN CURRENCY EXCHANGE RATE RISK

         We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $100,000 for the continued maintenance of our European facility. In the first quarter of 2003, we hedged approximately Euro 1,000,000 of our accounts receivable. A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by less than $100,000.

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

         b)       Changes in Internal Controls

         There have been no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls subsequent to our chief executive officer's and chief financial officer's most recent evaluation, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In December 2002 and January 2003, we issued an aggregate of 23,859 shares of common stock to two individuals in exchange for warrants to purchase 36,000 shares of our common stock at an exercise price of $3.60 per share and warrants to purchase 5,000 shares of our common stock at an exercise price of $5.00 per share in a "cashless exercise" effected in accordance with the terms of such warrants. We relied on the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, in connection with the issuance of such shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  99.1 Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003                 STRATASYS, INC.


                                   By: /s/ Thomas W. Stenoien
                                       ----------------------------------------
                                       Thomas W. Stenoien
                                       Executive Vice President, Secretary and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                 CERTIFICATIONS

I, S. Scott Crump, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stratasys, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                                   /s/ S. Scott Crump
                                             -----------------------------------
                                                       S. Scott Crump
                                                   Chief Executive Officer

I, Thomas W. Stenoien, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stratasys, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                             /s/    Thomas W. Stenoien
                                              ----------------------------------
                                                      Thomas W. Stenoien
                                                    Chief Financial Officer