Form 10-Q
period 2003-06-30
STRATASYS INC
filed 2003-08-14
CIK 915735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_________________

Commission File Number: 1-13400

                                 STRATASYS, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                     36-3658792
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)

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

                                                                  |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  |_| Yes |X| No

As of August 12, 2003, the Registrant had 5,801,243 shares of common stock, $.01 par value, outstanding.

                                 STRATASYS, INC.

                                Table of Contents

                                                                                  Page
                                                                                  ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2003 and
         December 31, 2002....................................................      1

         Consolidated Statements of Operations and Comprehensive Income
         (Loss) for the three and six months ended June 30, 2003 and 2002.....      2

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2003 and 2002...............................................      3

         Notes to Financial Statements........................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................      5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........     15

Item 4.  Controls and Procedures..............................................     16

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..................     17

Item 6.  Exhibits and Reports on Form 8-K.....................................     17

Signatures....................................................................     18

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,          DECEMBER 31,
                                                                              2003                2002
                                                                          (UNAUDITED)
                                                                         ---------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                            $ 20,977,557         $ 14,193,590
    Accounts receivable, less allowance for returns and
       doubtful accounts of $650,415 in 2003 and $537,374 in 2002          10,732,728           10,640,451
    Inventories                                                             6,480,049            6,537,446
    Prepaid expenses                                                          875,787              921,404
    Deferred income taxes                                                     126,000              126,000
                                                                         ---------------------------------
        Total current assets                                               39,192,121           32,418,891
                                                                         ---------------------------------

PROPERTY AND EQUIPMENT, net                                                 5,946,209            5,937,200
                                                                         ---------------------------------

OTHER ASSETS
    Intangible assets, net                                                  2,708,050            2,953,401
    Deferred income taxes                                                   2,174,000            2,174,000
    Other                                                                     377,251              116,995
                                                                         ---------------------------------
                                                                            5,259,301            5,244,396
                                                                         ---------------------------------

                                                                         $ 50,397,631         $ 43,600,487
                                                                         =================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Mortgage payable, current portion                                    $     64,804         $     61,572
    Accounts payable and other current liabilities                          5,035,667            4,141,635
    Unearned maintenance revenue                                            4,949,063            4,474,281
                                                                         ---------------------------------
        Total current liabilities                                          10,049,534            8,677,488
                                                                         ---------------------------------

MORTGAGE PAYABLE, less current portion                                      2,125,520            2,156,790
                                                                         ---------------------------------

STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
    shares, issued 6,965,080 shares in 2003 and
       6,518,200 shares in 2002                                                69,651               65,182
   Capital in excess of par value                                          37,839,943           35,025,413
   Retained earning                                                         7,568,491            4,908,388
   Accumulated other comprehensive loss                                       (84,713)             (61,979)
   Less cost of treasury stock, 1,179,237 shares in 2003
    and 2002                                                               (7,170,795)          (7,170,795)
                                                                         ---------------------------------
        Total stockholders' equity                                         38,222,577           32,766,209
                                                                         ---------------------------------

                                                                         $ 50,397,631         $ 43,600,487
                                                                         =================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                    THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------    -----------------------------
                                                        2003             2002           2003              2002
                                                    (UNAUDITED)      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                                   -----------------------------    -----------------------------
SALES                                              $ 12,073,761     $ 10,111,608    $ 22,751,402     $ 16,507,997

COST OF GOODS SOLD                                    4,158,237        4,292,328       7,978,307        6,742,463
                                                   -----------------------------    -----------------------------

GROSS PROFIT                                          7,915,524        5,819,280      14,773,095        9,765,534
                                                   -----------------------------    -----------------------------

COSTS AND EXPENSES
     Research and development                         1,337,441        1,195,991       2,495,598        2,338,259
     Selling, general and administrative              4,600,445        4,185,309       8,830,697        7,862,517
                                                   -----------------------------    -----------------------------
                                                      5,937,886        5,381,300      11,326,295       10,200,776
                                                   -----------------------------    -----------------------------

OPERATING INCOME (LOSS)                               1,977,638          437,980       3,446,800         (435,242)
                                                   -----------------------------    -----------------------------

OTHER INCOME (EXPENSE)
     Interest income                                     39,723           37,984          76,252           80,903
     Interest expense                                   (40,976)         (44,968)        (82,288)         (91,262)
     Other                                               45,654          293,272         106,040          155,988
                                                   -----------------------------    -----------------------------
                                                         44,401          286,288         100,004          145,629
                                                   -----------------------------    -----------------------------

 INCOME (LOSS) BEFORE INCOME TAXES                    2,022,039          724,268       3,546,804         (289,613)

 INCOME TAXES                                           505,509          206,417         886,701          (82,538)
                                                   -----------------------------    -----------------------------

 NET INCOME (LOSS)                                 $  1,516,530     $    517,851    $  2,660,103     $   (207,075)
                                                   =============================    =============================

EARNINGS (LOSS) PER COMMON SHARE
        Basic                                      $       0.27     $       0.10    $       0.48     $      (0.04)
                                                   =============================    =============================
        Diluted                                    $       0.25     $       0.09    $       0.44     $      (0.04)
                                                   =============================    =============================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
        Basic                                         5,662,272        5,350,582       5,529,118        5,367,894
                                                   =============================    =============================
        Diluted                                       6,171,857        5,655,454       6,093,785        5,367,894
                                                   =============================    =============================

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                  $  1,516,530     $    517,851    $  2,660,103     $   (207,075)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation adjustment             (1,208)          20,634         (22,734)          13,507
                                                   -----------------------------    -----------------------------

COMPREHENSIVE INCOME (LOSS)                        $  1,515,322     $    538,485    $  2,637,369     $   (193,568)
                                                   =============================    =============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                     2003                  2002
                                                                  (UNAUDITED)           (UNAUDITED)
                                                                  ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  2,660,103         $   (207,075)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Deferred income taxes                                                               (96,592)
        Depreciation                                                   806,791              702,688
        Amortization                                                   492,110              431,002
        Loss on disposal of assets                                     114,010                  119
        Increase (decrease) in cash attributable to
          changes in operating assets and liabilities:
            Accounts receivable                                        (92,277)           2,230,900
            Inventories                                                 57,397             (485,750)
            Prepaid expenses                                            45,617              198,093
            Other assets                                              (260,256)             139,180
            Accounts payable and other current liabilities             894,032             (482,988)
            Unearned maintenance revenue                               474,782             (181,767)
                                                                  ---------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            5,192,309            2,247,810
                                                                  ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of machinery and equipment                              (929,810)            (491,639)
  Payments for intangible assets                                      (246,759)            (316,330)
                                                                  ---------------------------------

NET CASH USED IN INVESTING ACTIVITIES                               (1,176,569)            (807,969)
                                                                  ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of obligations under capitalized leases                                        (65,861)
  Purchase of treasury stock                                                             (3,462,557)
  Payments of mortgage payable                                         (28,038)             (26,049)
  Net proceeds from the sale of common stock                         2,818,999            1,812,260
                                                                  ---------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  2,790,961           (1,742,207)
                                                                  ---------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (22,734)              13,507
                                                                  ---------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 6,783,967             (288,859)

CASH AND CASH EQUIVALENTS, beginning of period                      14,193,590           10,211,398
                                                                  ---------------------------------

CASH AND CASH EQUIVALENTS, end of period                          $ 20,977,557         $  9,922,539
                                                                  =================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS

      Note 1 - Basis of Presentation

      The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2002, filed as part of the Company's Annual Report on Form 10-K for such year.

      Note 2 - Inventories

      Inventories consisted of the following at June 30 and December 31, respectively:

                                           2003              2002
                                        ----------        ----------
                  Finished Goods        $2,660,907        $2,869,223
                  Raw materials          3,819,142         3,668,223
                                        ----------        ----------
                  Totals                $6,480,049        $6,537,446
                                        ==========        ==========

      Note 3 - Material Commitments

      The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $3,400,000, some of which contain non-cancellation clauses.

      Note 4 - Income per common share

      The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended June 30, 2003 and 2002, the additional shares amounted to 509,585 and 304,872, respectively. For the six months ended June 30, 2003 and 2002, the additional shares amounted 564,667 and nil, respectively.

      Note 5 - Stock-Based Compensation

      The Company has various stock option plans that have been approved by the shareholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No stock-based employee compensation is reflected in the net income for the three and six month periods ended June 30, 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                   Three Months Ended June 30,
                                               -----------------------------------
                                                    2003                  2002
                                               -------------         -------------
Net income, as reported                        $   1,516,530         $     517,851

Effect of stock based compensation
     accounted for under the fair value
     recognition provisions, net of tax              (37,750)             (142,750)
                                               -------------         -------------

Pro forma net income                               1,478,780               375,101
                                               =============         =============

Earnings per share:
     Basic, as reported                        $         .27         $         .10
     Basic, pro forma                                    .26                   .07

Diluted, as reported                                     .25                   .09
Diluted, pro forma                                       .24                   .07


                                                    Six Months Ended June 30,
                                               -----------------------------------
                                                    2003                  2002
                                               -------------         -------------
Net income (loss), as reported                 $   2,660,103         $    (207,075)

Effect of stock based compensation
     accounted for under the fair value
     recognition provisions, net of tax              (75,000)             (285,500)
                                               -------------         -------------

Pro forma net income (loss)                        2,585,103              (492,575)
                                               =============         =============

Earnings (loss) per share:
     Basic, as reported                        $         .48         $        (.04)
     Basic, pro forma                                    .47                  (.09)

Diluted, as reported                                     .44                  (.04)
Diluted, pro forma                                       .42                  (.09)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      We develop, manufacture, and market a family of rapid prototyping ("RP") and 3D printing systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. 3D printing offers a fast, low-cost, alternative for building concept and working models. These systems are very simple to operate. Conversely, RP systems are more expensive and allow users to make prototype models out of a variety of materials that are better suited to test for form, fit, and functionality. Historically, our sales growth has been derived from a number of industries, including consumer products, electronics, general manufacturing, medical, automotive, and aerospace. Educational institutions, government agencies, and service bureaus have also been significant markets for us.

      Our strategy for the remainder of 2003 will be to continue to expand our position in the 3D printing market and our core RP businesses. We anticipate that our expenses will increase in 2003 over the amounts reported in 2002, but that our revenue growth will exceed that of our expenses. This should allow for increased profitability from operations in 2003 as compared with 2002. For the first half of 2003, revenues were $22,751,402, compared with $16,507,997 in the first half of 2002. Operating income in the first half of 2003 period improved to $3,446,800 from an operating loss of $435,242 in the comparable 2002 period.

      We believe that the 3D printing market represents a significant growth area and that our Dimension(TM) 3D Printer will continue to have a significant positive impact on our results in 2003 and beyond. However, we remain fully committed to the growth of our core FDM(TM) business, which is currently served by our FDM Titan(TM), Prodigy Plus(TM), FDM 3000, and FDM Maxum(TM) systems. We also believe that our service, consumable, and maintenance revenues derived from our installed base of systems will improve as well over the results attained in 2002. In the first half of 2003, sales of our Dimension, Prodigy Plus, and Titan systems were particularly strong. Total units increased to 280 systems compared with 158 systems in the first half of 2002. Similarly, revenues derived from our combined service, consumable, and maintenance sources were significantly above prior period results. We believe that we shipped more systems in the first half of 2003 than any other RP or 3D printing company in the world, a repeat of our full-year performance in 2002.

      Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. In May 2003, we introduced the commercial availability of polyphenylsulfone ("PPSF") for use on our Titan systems. PPSF, a specialty thermoplastic, allows a user to build prototypes that combine the properties of high strength, heat resistance, and chemical resistance. Potential markets for PPSF include the aerospace industry, due to the material's flammability properties, and the automotive industry, due to its petroleum resistance and its ability to function at over 400(degree) F. In June 2003, we introduced FDM Vantage(TM). Vantage is built on our T-Class high-performance platform, and allows users to build models in thermoplastics such as ABS and polycarbonate at a significantly lower price than our Titan system.

      Our ability to implement our strategy for 2003 and beyond is subject to numerous uncertainties, many of which are described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned "Forward Looking Statements and Factors That May Affect Future Results of Operations." We cannot ensure that our efforts will be successful.

      Our operating results could be adversely impacted if the downturn in general economic conditions experienced by many capital equipment manufacturers in 2002 were to continue in 2003, or if the SARS contagion impacts sales in our Asia Pacific region, historically one of our strongest. To date, we have not seen an impact of SARS on our sales, but due to the difficulty of making sales calls in regions impacted by SARS, future revenues could be impacted. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Whereas our backlog as of June 30, 2003 was approximately 28% higher than the backlog as of the end of 2002, it would not be sufficient to meet our budgeted revenue targets should new system orders in 2003 decline. These and other factors may lead to operating losses in certain quarters, or reduced operating and gross profits as compared with the results reported in 2002 and the first half of 2003.

      We believe that sales of a number of RP and 3D printing manufacturers in the rapid prototyping industry grew between 5-30% in 2002. However, declining sales by the largest company in the industry likely caused the total RP industry sales to decline by approximately 10% in 2002. We believe that 3D printers accounted for more than 44% of the all RP systems shipped in 2002. Furthermore, we believe the 3D printing segment of the RP market is the fastest growing component of the market, with a growth rate of approximately 34%, and that our Dimension system, based upon price and performance, is positioned to capture an increased share of this market. Penetration of the 3D Printing market has been small to date. We believe, based on a growing installed base of more than three million CAD seats, the potential market for low-priced 3D Printers could be in the hundreds of thousands of units. Yet, since inception of the RP industry, approximately 10,000 RP systems of all kinds have been sold.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

      The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                                For the three months ended June 30,
                                                                  2003                      2002
                                                                  ----                      ----
         Net sales                                               100.0%                    100.0%
         Cost of goods sold                                       34.4%                     42.4%
         Gross profit                                             65.6%                     57.6%
         Selling, general, and administrative expenses            38.1%                     41.4%
         Research & development expenses                          11.1%                     11.8%
         Operating income                                         16.4%                      4.3%
         Other income                                              0.4%                      2.8%
         Income before income taxes                               16.7%                      7.2%
         Income taxes                                              4.2%                      2.0%
         Net income                                               12.6%                      5.1%

NET SALES

      Net sales for the three months ended June 30, 2003, were $12,073,761, compared with net sales of $10,111,608 for the three months ended June 30, 2002. This represents an increase of $1,962,153, or 19.4%. Dimension, Prodigy Plus and Titan sales were very strong in the quarter and exceeded our internal expectations. Total units shipped in the three months ended June 30, 2003, amounted to 146, compared to 106 systems in the 2002 period, an increase of almost 38%. Revenues from consumables, other services, and maintenance also increased significantly in the three months ended June 30, 2003 as compared with the same 2002 period, and constitute one of the fastest growing components of our mix. This increase was largely due to the larger installed base of systems and a continued emphasis on the sale of maintenance contracts. Additionally, we started a new fee-based program to produce prototypes that favorably impacted the results in the second quarter of 2003.

      Domestic sales accounted for approximately 58% of total revenue in the three months ended June 30, 2003, as compared with approximately 52% in the three months ended June 30, 2002. The total revenue growth rate for our domestic regions amounted to almost 35%, as compared with a growth rate of only 3% for our international regions. In the United States, we consolidated our domestic sales regions in 2003, reducing the number of regions to two regions from three. Our coastal region, made up of the east coast and the southern half of the United States, recorded the highest revenues in the second quarter of 2003, while the central region, which also includes the northern half of the United States and which is dominated by the automotive industry, continued to lag. Internationally, our Asia Pacific region, which comprises Japan, China, the Far East and India, recorded revenues that amounted to approximately 22% of total sales. This was down from the approximately 25% recorded in this region for the second quarter of 2002, although bookings from this region exceeded their second quarter's quota. Europe accounted for approximately 20% of total revenue for the quarter ended June 30, 2003, and approximately 19% of sales in the comparable quarter of 2002. However, European bookings were below quota, and, whereas revenue was higher in the current quarter than that in the comparative 2002 quarter, our European territory remains an area of concern. We believe that the commercial introduction of PPSF, available for only part of the second quarter of 2003, should have a positive impact on sales of our Titan system in many of our regions in future quarters. We believe that sales into our Asia Pacific and domestic regions will remain strong throughout 2003. However, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

GROSS PROFIT

      Gross profit improved to $7,915,524, or 65.6% of sales, in the three months ended June 30, 2003, compared with $5,819,280, or 57.6% of sales, in the comparable period of 2002. This represents an increase of $2,096,244, or 36%. Gross profit increased due to higher revenues, a favorable mix of products sold that carry high margins, and material and labor cost control. Gross margin in the period exceeded our internal expectations, as the quarter was favorably impacted by higher than anticipated sales of our high performance systems such as Titan. Prodigy Plus and Dimension sales were also very strong, with the margins on this platform being favorably impacted as compared with 2002 by material and labor cost reductions that were implemented in late 2002 and throughout 2003. In addition, consumable and service revenues, driven by our larger installed base and which also have high margins, recorded higher than expected growth. Over the next several quarters, there could be a modest expansion to our gross margins over the percentages we have reported over the last several quarters. As such, gross margins should range between 63% and 67% of sales, but will be highly dependent upon our volumes and the mix of products that we ship.

OPERATING EXPENSES

      SG&A expenses increased to $4,600,445 for the three months ended June 30, 2003, from $4,185,309 for the comparable period of 2002. This represents an increase of $415,136, or almost 10%. However, as a percentage of sales, SG&A expenses declined to 38.1% in the quarter ended June 30, 2003, from 41.4% in the comparable 2002 quarter. Variable selling expenses were higher in the 2003 period as a result of increased revenues. Marketing, promotional, and sales expenses associated with current and new products, including the introduction of Vanguard and PPSF, also accounted for the increase in SG&A expenses for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002.

      R&D expenses increased to $1,337,441 for the three months ended June 30, 2003 from $1,195,991 for the three months ended June 30, 2002. This amounted to an increase of $141,450, or 11.8%. On higher revenues, R&D expenses decreased as a percentage of sales to 11.1% in the three months ended June 30, 2003, from 11.8% in the 2002 period. Higher compensation and benefit expense accounted for much of the expense increase in the current three-month period, although headcount in this department increased by only 6.7% as compared with the second quarter of 2002.

      We will continue to focus on our operating expenses in 2003, with the intent to keep the growth of our operating expenses at a rate less than the growth of our revenues. We expect that R&D expenses should be relatively flat in 2003, but that future R&D expenses should track somewhat higher than the reported first half results. SG&A expenses will continue to be impacted by higher Dimension-related selling and marketing expenses, higher investor relations expenses, and higher regulatory-related expenses (e.g. legal and accounting expenses), as compared with 2002. We will also continue to pursue other strategic business opportunities as we become aware of them. The expenses associated with the evaluation of these opportunities could also impact the total amount of SG&A expenses that we report. However, we expect that SG&A expenses will decline as a percentage of sales as compared with 2002 as we increase revenues in 2003. We cannot, however, ensure that we will be successful.

OPERATING INCOME

      For the reasons cited above, our operating income for the three months ended June 30, 2003 amounted to $1,977,638, or 16.4% of sales, compared with operating income of $437,980, or 4.3% of sales, for the three months ended June 30, 2002. This represents an increase of $1,539,658.

OTHER INCOME

      Other income netted to $44,401 in the three months ended June 30, 2003 compared with other income of $286,288 in the comparable 2002 period. Interest income increased to $39,723 in the current three-month period, compared with $37,984 in the three-month period of 2002. The increase in interest income was primarily due to higher average cash balances in 2003, but offset by lower interest rates. Interest expense declined to $40,976 in the three months ended June 30, 2003 from $44,968 in the same period of 2002. In the three months ended June 30, 2003, we recognized other income of $45,654, principally due to income of approximately $47,100 from foreign currency transactions related to the euro, which compared with other income of $293,272 in the comparable 2002 period. This was principally due to income on foreign currency transactions related to the euro of approximately $293,000.

INCOME TAXES

      Income tax expense amounted to $505,509, or 4.2% of sales, in the three months ended June 30, 2003, compared with income tax expense of $206,417, or 2.0% of sales, for the three months ended June 30, 2002. The effective tax rate for 2003, which should benefit from R&D tax credits and permanent differences, including those resulting from the exercise of employee stock options, amounted to 25% compared with an effective tax rate of 28.5% in 2002. We believe that our effective tax rate should fall between a range of 25% to 28% in 2003.

NET INCOME

      For the reasons cited above, our net income for the three months ended June 30, 2003, amounted to $1,516,530, or 12.6% of sales, compared with net income of $517,851, or 5.1% of sales, in the comparable 2002 period. This resulted in earnings per diluted common share of $.25 in the three months ended June 30, 2003, compared with earnings per common share of $.09 for the comparable 2002 period.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

      The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                               For the three months ended June 30,
                                                                 2003                       2002
                                                                 ----                       ----
         Net sales                                               100.0%                    100.0%
         Cost of goods sold                                       35.1%                     40.8%
         Gross profit                                             64.9%                     59.2%
         Selling, general, and administrative expenses            38.8%                     47.6%
         Research & development expenses                          11.0%                     14.2%
         Operating income (loss)                                  15.1%                     (2.6%)
         Other income                                              0.4%                      0.9%
         Income (loss) before income taxes                        15.6%                     (1.8%)
         Income taxes (benefit)                                    3.9%                     (0.5%)
         Net income                                               11.7%                     (1.3%)

NET SALES

      Net sales for the six months ended June 30, 2003 were $22,751,402, compared with sales of $16,507,997 for the six months ended June 30, 2002. This represents an increase of $6,243,405, or 37.8%. We shipped a total of 280 systems in the six months ended June 30, 2003, a 77% increase over the total unit shipments in the comparable 2002 period. Sales of our Dimension and Prodigy Plus systems improved significantly from the results reported in the comparable period in 2002, although the Prodigy Plus was not commercially available until May of 2002. Titan system sales were also higher in the six months ended 2003 as compared with 2002, as were revenues derived from sales of consumables, maintenance, and other services. The increase was due to our increased installed base of systems, the continued emphasis on the sale of maintenance contracts, and growth in our other fee-based services.

      Domestic sales accounted for approximately 56% of total revenue in six months ended June 30, 2003, compared with 53% recorded in the comparable six-month period of 2002. However, domestic sales increased by approximately 45% versus approximately 29% reported for international sales. Our coastal region (described above) was our strongest region, followed by our central region. Our European region, following a strong first quarter, reported disappointing results in the second quarter and for the six-month period is lagging behind the other regions in terms of reported growth. We remain concerned about economic conditions in this region, particularly Germany and Italy, and the impact it could have on our sales growth. Our combined Asia Pacific region, accounted for approximately 22% of total revenue in six months ended June 30, 2003, and this region is on plan, with little direct evidence that the SARS virus has had any impact on revenues.

GROSS PROFIT

      Gross profit increased to $14,773,095, or 64.9% of sales, in the six months ended June 30, 2003, compared with $9,765,534, or 59.2% of sales, in the comparable period of 2002. This represents an increase of $5,007,561, or 51.3%. Gross profit improved due to higher revenues, favorable product mix, reduced labor and material costs on the Prodigy platform, and continued cost control over the growth rates of our total labor and overhead expenses.

OPERATING EXPENSES

      SG&A expenses increased to $8,830,697 for the six months ended June 30, 2003, from $7,862,517 for the comparable period of 2002. This represents an increase of $968,180, or 12.3%. Variable selling expenses related to the higher revenue in the period, coupled with increased marketing, promotional, and sales expenses associated with Dimension and other new products, accounted for much of the increase in SG&A expenses for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002. However, higher investor relations and regulatory-related expenses also impacted the growth of our SG&A expenses. SG&A expenses as a percentage of sales declined to 38.8% in the six months ended June 30, 2003, as compared with 47.6% in the six months ended June 30, 2002.

      R&D expenses increased to $2,495,598 for the six months ended June 30, 2003 from $2,338,259 for the six months ended June 30, 2002. The increase amounted to $157,339, or 6.7%. On higher revenues, R&D expenses decreased as a percentage of sales to 11.0% in the six months ended June 30, 2003, from 14.2% in the 2002 period. Increased wages and benefit expenses, coupled with a small increase in headcount, accounted for the majority of the R&D expense increase in the 2003 as compared with the 2002 period.

OPERATING INCOME

      For the reasons cited above, operating income for the six months ended June 30, 2003 amounted to $3,446,800, or 15.1% of sales, compared with an operating loss of $435,242, or 2.6% of sales, for the six months ended June 30, 2002. This represents an increase of $3,882,042.

OTHER INCOME

      Other income netted to $100,004 in the six months ended June 30, 2003 compared with other income of $145,629 in the comparable 2002 period. Interest income declined to $76,252 in the current six month period, compared with $80,903 in prior year's six month period. The reduction in interest income was primarily due to lower interest rates, in spite of the increase in our average cash balance in 2003. Interest expense declined to $82,288 in the six months ended June 30, 2003 from $91,262 in the same period of 2002, primarily due to interest expense on the mortgage of our manufacturing facility. In the six months ended June 30, 2003, we recognized other income of approximately $106,000, principally due to income of approximately $124,000 on foreign currency transactions related to the euro. In the six months ended June 30, 2002, other income amounted to approximately $156,000 in the 2002 period, principally due to income on foreign currency transactions related to the euro.

NET INCOME (LOSS)

      For the reasons cited above, the net income for the six months ended June 30, 2003, amounted to $2,660,103, or 11.7% of sales, compared with a net loss of $207,075, or 1.3% of sales, in the 2002 period. This resulted in earnings per diluted common share of $.44 for the six months ended June 30, 2003, compared with a loss per common share of $.04 for the same period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      We have increased our cash and cash equivalents balances to $20,977,557 at June 30, 2003, from $14,193,590 at December 31, 2002. In 2003, net cash provided by our operating activities amounted to $5,192,309, compared with $2,247,810 in 2002. The principal source of cash from our operating activities in 2003 has been our net income of $2,660,103, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories, accounts receivable, and accounts payable. Whereas our net accounts receivable balances increased to $10,732,728 in 2003 from $9,901,838 as of June 30, 2002, the increase should be evaluated against the 37.8% increase in sales. While we have been successful in controlling the growth of our receivables relative to our sales growth, in large part by instituting tighter controls in our credit and collections areas, some of our international distributors continue to carry high balances, some of which have exceeded our normal terms. These delays in payment adversely impact our days sales outstanding ("DSO"). Nevertheless, DSO's have declined over the past two years, to approximately 80 days as of June 30, 2003, from approximately 111 days as of June 30, 2002.

      For the six months ended June 30, 2003 and 2002, our inventory balances were $6,480,049 and $7,363,332, respectively. We have instituted better inventory management and controls, but recognize that we have opportunities to make considerably more improvements to reduce overall inventory and increase turns. Over the two-year period, inventory turns have improved to 1.5 times in the six months ended June 30, 2003, from 1.1 times in the comparable 2002 period. A significant portion of our inventory is dedicated to fulfill our service contracts and warranty obligations. As we have introduced several new products over the last six quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain inventory spares.

      Our investing activities used cash of $1,176,567 and $807,969 in the six months ended June 30, 2003 and 2002, respectively. Property and equipment acquisitions totaled $929,810 in 2003 and $491,639 in 2002. Over the two-year period, the majority of the equipment we purchased was for manufacturing or engineering development, tooling, leasehold improvements, and the acquisition of computer systems and software applications. Payments for intangible assets, including patents and capitalized software, amounted to $246,757 and $316,330 for the six months ended June 30, 2003 and 2002, respectively.

      Our financing activities provided cash of $2,790,961 and used cash of $1,742,207 in the six months ended June 30, 2003 and 2002, respectively. The exercise of stock options and warrants provided cash of $2,818,999 and $1,812,260 in the six months of the 2003 and 2002, respectively. We used cash of $3,462,557 to purchase outstanding stock through our stock buyback program in the six months ended June 30, 2002. While our stock buyback program is still in effect, we did not purchase any outstanding stock in 2003. Payments for obligations under capital leases used cash of $65,861 in the 2002 period; in 2003 we no longer have any outstanding capital leases. Payments on our mortgage payable used cash of $28,038 in the 2003 six-month period and $26,049 in the comparable 2002 period.

      For 2003, we expect to use our cash for working capital purposes; for improvements to our manufacturing facility; for leasehold improvements; for new product and materials development; for sustaining engineering; for the acquisition of equipment, including production equipment, tooling, and computers; for the purchase of intangible assets, including patents and capitalized software; for increased selling and marketing activities, especially as they relate to the continued Dimension market development; for acquisitions; for strategic business development and/or opportunities; and for our common stock buyback program. In October 2002, our board of directors authorized a continuation of our stock buyback program by authorizing an additional $1,000,000 to the prior authorization of $2,000,000, net of the proceeds from the exercise of stock options. We have approximately $1,300,000 available under this authorization. While we believe that the primary source of liquidity during 2003 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

      As of June 30, 2003, we had gross accounts receivable of $11,383,143, less an allowance of $650,415 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. Certain customers, especially those that purchased our Maxum or Titan systems, continue to carry high balances. Additionally, at June 30, 2003, large balances were concentrated with certain international distributors, and some of these balances exceed our payment terms. Default by one or more of these distributors or customers would result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.

      Our total current assets amounted to $39,192,121 at June 30, 2003, the majority of which consisted of cash and cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $10,049,534. Our debt is minimal, consisting of a mortgage payable of $2,190,324. We estimate that we will spend approximately $1,500,000 in 2003 for facility improvements, production and R&D equipment, computers and integrated software, and tooling. We estimate that as of June 30, 2003, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending June 30, 2004, will amount to approximately $3,400,000. We intend to finance these purchases from existing cash or from cash flows from operations.

INFLATION

      We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

FOREIGN CURRENCY TRANSACTIONS

      Prior to 2000, substantially all of our recognized revenues from foreign sales were invoiced in United States dollars. Therefore, our exposure to foreign currency exchange rates was immaterial. Commencing in late 2000, we began to invoice sales to certain European distributors in euros. Our reported results have been subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the six months ended June 30, 2003, income from foreign currency translations amounted to approximately $124,000, whereas in the comparable 2002 period we reported income from foreign currency translations of approximately $156,000. In the six months ended June 30, 2003, we hedged approximately (Euro) 1,000,000 of our accounts receivable that were denominated in euros. The hedge resulted in a currency translation loss of approximately $107,000 for the six months ended June 30, 2003. We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2003, and will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

      These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we:

            - will be able to continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

            - will be able to successfully develop and expand the 3D printing market and that this market will accept our products;

            - will be able to maintain our revenues and gross margins on our present products;

            -     will be able to control our operating expenses;

            - will be able to expand our manufacturing and service capabilities to meet the expected demand generated by Dimension;

            - will be able to successfully commercialize PPSF, and that the market will accept this new material, and

            - will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products.

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

      We have identified several critical accounting policies that have required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, actual results that would have a material effect on our financial condition or results of operations could result had we used different assumptions or conditions. The critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our financial statements are listed below.

      REVENUE RECOGNITION

      We recognize revenue when (1) persuasive evidence of a final agreement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable, and (4) collectability is reasonably assured. Revenue from system and consumable sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. This has had the effect of deferring, for the six months ended June 30, 2003, approximately $955,000 of revenue that will be recognized in future periods.

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

      We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. As of June 30, 2003, our allowance for returns was $198,481.

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

      Our allowance for doubtful accounts is adjusted on a quarterly basis using two methods. First, our overall reserves are based on a percentage applied to certain aged receivable categories that are predominately based on historical bad debt write-off experience. Then, we make an additional evaluation of overdue customer accounts, for which we specifically reserve. In our evaluation we use a variety of factors such as past payment history, the current financial condition of the customer, and current economic conditions. We also evaluate our overall concentration risk, which assesses the total amount owed by each customer, regardless of its current status. Certain of our international distributors have carried large balances that have become overdue. While these distributors have paid down their balances and are still considered performing, we have either converted certain of these accounts receivable to notes receivable (some of which are collateralized), or placed distributors on payment plans that strictly limit the amount of new business that we will honor unless they adhere to the payment plans. A default by one or more of these distributors could have a material effect, ranging from $200,000 to $800,000, on our reported operating results in the period affected. As of June 30, 2003, our allowance for doubtful accounts amounted to $451,934.

      INVENTORIES

      Our inventories are recorded at the lower of cost or market, with cost determined on a first-in, first-out basis. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. Our inventories consist of materials and products that are subject to technological obsolescence and competitive market conditions. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustment are made. Additionally, engineering or field change orders ("ECO" and "FCO", respectively) introduced by our engineering group could suddenly create extensive obsolete and/or excess inventory. Although our engineering group considers the estimated effect that an ECO or FCO would have on our inventories, a mandated ECO or FCO could have an immediate adverse affect on our reported financial condition if it required the use of different materials in either new production or our service inventory.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

      We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $100,000 for the continued maintenance of our European facility. In the first six months of 2003 we hedged
(Euro) 1,000,000 of our accounts receivable balances that are denominated in euros. A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by less than $100,000.

ITEM 4. CONTROLS AND PROCEDURES

      Based on their evaluation required by Rule 13a-15(b) or 15a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      We held our Annual Meeting of Stockholders on May 6, 2003. The following directors, constituting all of our directors, were elected at the meeting to serve until their respective successors are duly elected and qualified. The directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

                                                           Withheld
                                            For           Authority/
                                         Election         Abstained
                                         ---------        ----------

S. Scott Crump                           4,765,932          13,151

Ralph E. Crump                           4,766,032          13,051

Edward J. Fierko                         4,775,882           3,201

Clifford H. Schwieter                    4,776,082           3,001

Arnold J. Wasserman                      4,774,182           4,901

Gregory L. Wilson                        4,777,082           2,001

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

            31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

            32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

            32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K, dated April 23, 2003, reporting under
            Item 9 that the Registrant issued a press release announcing its first quarter 2003 earnings.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003               Stratasys, Inc.


                                    By: /s/ Thomas W. Stenoien
                                        _________________________________
                                        Thomas W. Stenoien
                                        Executive Vice President, Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)