Form 10-Q
period 2003-09-30
STRATASYS INC
filed 2003-11-13
CIK 915735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

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

As of November 7, 2003, the Registrant had 6,812,343 shares of common stock, $.01 par value, outstanding.


                                 STRATASYS, INC.

                                Table of Contents
                                -----------------

                                                                                                               Page
                                                                                                               ----

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002...............................1

         Consolidated Statements of Operations and Comprehensive Income (Loss) for the
         three and nine months ended September 30, 2003 and 2002..................................................2

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2003 and 2002..............................................................................3

         Notes to Financial Statements............................................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................16

Item 4.  Controls and Procedures.................................................................................17

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds...............................................................18

Item 6.  Exhibits and Reports on Form 8-K........................................................................18

Signatures.......................................................................................................19




                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30,                   December 31,
                                                                                        2003                            2002
                                                                                     (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                             $ 49,904,156                $ 14,193,590
    Accounts receivable, less allowance for returns and
       doubtful accounts of $804,439 in 2003 and $537,374 in 2002                           12,050,847                  10,640,451
    Inventories                                                                              7,042,219                   6,537,446
    Prepaid expenses                                                                         1,961,523                     921,404
    Deferred income taxes                                                                      126,000                     126,000
                                                                               ----------------------------------------------------
        Total current assets                                                                71,084,745                  32,418,891
                                                                               ----------------------------------------------------


PROPERTY AND EQUIPMENT, net                                                                  6,096,542                   5,937,200
                                                                               ----------------------------------------------------

OTHER ASSETS
    Intangible assets, net                                                                   2,626,128                   2,953,401
    Deferred income taxes                                                                    2,174,000                   2,174,000
    Other                                                                                      115,622                     116,995
                                                                               ---------------------------------------------------
                                                                                             4,915,750                   5,244,396
                                                                               ----------------------------------------------------

                                                                                          $ 82,097,037                $ 43,600,487
                                                                               ----------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Mortgage payable, current portion                                                         $ 66,906                $     61,572
    Accounts payable and other current liabilities                                           5,581,326                   4,141,635
    Unearned maintenance revenue                                                             4,519,901                   4,474,281
                                                                               ----------------------------------------------------
        Total current liabilities                                                           10,168,133                   8,677,488
                                                                               ----------------------------------------------------

MORTGAGE PAYABLE, less current portion                                                       2,109,448                   2,156,790
                                                                               ----------------------------------------------------

STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized 15,000,000
  shares, issued 7,991,580 shares in 2003 and
    6,518,200 shares in 2002                                                                    79,916                      65,182
   Capital in excess of par value                                                           67,445,818                  35,025,413
   Retained earnings                                                                         9,553,808                   4,908,388
   Accumulated other comprehensive loss                                                        (89,291)                    (61,979)
   Less cost of treasury stock, 1,179,237 shares in 2003
     and 2002                                                                               (7,170,795)                 (7,170,795)
                                                                               ----------------------------------------------------
        Total stockholders' equity                                                          69,819,456                  32,766,209
                                                                               ----------------------------------------------------

                                                                                          $ 82,097,037                $ 43,600,487
                                                                               ----------------------------------------------------




See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


--------------------------------------------------------------------------------------------------------
                                            Three Months Ended September Nine Months Ended September 30,
                                            ------------------------------------------------------------
                                                  2003            2002          2003           2002
                                              (unaudited)      (unaudited)  (unaudited)    (unaudited)
--------------------------------------------------------------------------------------------------------

Sales                                         $ 12,898,673     $12,028,475  $ 35,650,075   $ 28,536,472

Cost of goods sold                               4,417,305       4,326,895    12,395,612     11,069,358
                                              ----------------------------- ----------------------------

Gross profit                                     8,481,368       7,701,580    23,254,463     17,467,114
                                              ----------------------------- ----------------------------

Costs and expenses
     Research and development                    1,288,621       1,273,278     3,784,219      3,611,537
     Selling, general and administrative         4,590,948       3,988,082    13,421,645     11,850,599
                                              ----------------------------- ----------------------------
                                                 5,879,569       5,261,360    17,205,864     15,462,136
                                              ----------------------------- ----------------------------

Operating income                                 2,601,799       2,440,220     6,048,599      2,004,978
                                              ----------------------------- ----------------------------

Other income (expense)
     Interest income                                52,583          36,325       128,835        117,228
     Interest expense                              (40,558)        (44,051)     (122,846)      (135,313)
     Other                                         (18,067)        (22,406)       87,973        133,582
                                              ----------------------------- ----------------------------
                                                    (6,042)        (30,132)       93,962        115,497
                                              ----------------------------- ----------------------------

 Income before income taxes                      2,595,757       2,410,088     6,142,561      2,120,475

 Income taxes                                      610,440         686,874     1,497,141        604,336
                                              ----------------------------- ----------------------------

 Net income                                    $ 1,985,317     $ 1,723,214   $ 4,645,420    $ 1,516,139
                                              ----------------------------- ----------------------------

Earnings per common share
        Basic                                       $ 0.32          $ 0.32        $ 0.81         $ 0.28
                                              ----------------------------- ----------------------------
        Diluted                                     $ 0.30          $ 0.31        $ 0.74         $ 0.27
                                              ----------------------------- ----------------------------

Weighted average number of common
  shares outstanding
        Basic                                    6,239,451       5,326,904     5,768,496      5,346,650
                                              ----------------------------- ----------------------------
        Diluted                                  6,657,542       5,529,858     6,303,237      5,616,378
                                              ----------------------------- ----------------------------

COMPREHENSIVE INCOME

Net income                                     $ 1,985,317     $ 1,723,214   $ 4,645,420    $ 1,516,139

Other comprehensive income (loss)
     Foreign currency translation adjustment        (4,578)         20,634       (27,312)         7,501
                                              ----------------------------- ----------------------------

Comprehensive income                           $ 1,980,739     $ 1,743,848   $ 4,618,108    $ 1,523,640
                                              ----------------------------- ----------------------------

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------------------------------
                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                      2003                     2002
                                                                  (unaudited)               (unaudited)

                                                                ----------------------------------------
Cash flows from operating activities
  Net income                                                         $ 4,645,420            $ 1,516,139
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Deferred income taxes                                                                   582,770
        Depreciation                                                   1,206,148              1,197,353
        Amortization                                                     697,178                649,941
        Loss on disposal of assets                                       135,393                    119
        Increase (decrease) in cash attributable to
          changes in operating assets and liabilities:
            Accounts receivable                                       (1,410,396)               904,225
            Inventories                                                 (504,773)              (612,389)
            Prepaid expenses                                          (1,040,119)               170,548
            Other assets                                                   1,373                136,280
            Accounts payable and other current liabilities             1,439,691                150,386
            Unearned maintenance revenue                                  45,620               (150,916)
                                                                ----------------------------------------

Net cash provided by operating activities                              5,215,535              4,544,456
                                                                ----------------------------------------

Cash flows from investing activities
  Acquisition of machinery and equipment                              (1,500,883)              (607,591)
  Payments for intangible assets                                        (369,905)              (417,602)
                                                                ----------------------------------------

Net cash used in investing activities                                 (1,870,788)            (1,025,193)
                                                                ----------------------------------------

Cash flows from financing activities
  Repayments of obligations under capitalized leases                                           (100,526)
  Purchase of treasury stock                                                                 (3,641,265)
  Payments of mortgage payable                                           (42,008)               (38,981)
  Net proceeds from the sale of common stock                          29,445,688
  Net proceeds from exercise of stock options                          2,989,451              1,812,260
                                                                ----------------------------------------

Net cash provided by (used in) financing activities                   32,393,131             (1,968,512)
                                                                ----------------------------------------

Effect of exchange rate changes on cash                                  (27,312)                 7,501
                                                                ----------------------------------------

Net increase in cash and cash equivalents                             35,710,566              1,558,252

Cash and cash equivalents, beginning of period                        14,193,590             10,211,398
                                                                ----------------------------------------

Cash and cash equivalents, end of period                            $ 49,904,156           $ 11,769,650
                                                                ----------------------------------------


See notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

     Note 1 -- Basis of Presentation

     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2002, filed as part of the Company's Annual Report on Form 10-K for such year.

     Note 2 -- Inventory

     Inventories consisted of the following at September 30, 2003 and December 31, 2002, respectively:

                                                       2003              2002
                                                   ------------     ------------
                      Finished Goods               $ 2,990,919      $ 2,869,223
                      Raw materials                  4,051,300        3,668,223
                                                   ------------     ------------
                      Totals                       $ 7,042,219      $ 6,537,446
                                                   ============     ============


     Note 3 -- Material Commitments

     The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $5,000,000, some of which contain non-cancellation clauses.

     Note 4 -- Income per common share

     The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended September 30, 2003 and 2002, the additional shares amounted to 418,091 and 202,954, respectively. For the nine months ended September 30, 2003 and 2002, the additional shares amounted 534,741 and 269,728, respectively.

     Note 5 -- Stock based compensation

     The Company has various stock option plans that have been approved by the shareholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board No 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No stock-based employee compensation is reflected in the net income for the three- and nine-month periods ended September 30, 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:


                                                          Three Months Ended September 30,
                                                         2003                         2002
                                                     -------------               --------------

     Net income as reported                          $   1,985,317                  $ 1,723,214

     Effect of stock based compensation
        accounted for under the fair value
        recognition provisions, net of
        tax                                                (37,750)                    (142,750)

     Pro forma  net income                            $  1,947,567                  $ 1,580,464
                                                     ==============              ===============

     Earnings per share:
        Basic, as reported                            $       .32                   $       .32
        Basic, pro forma                                      .31                           .30

     Diluted, as reported                                     .30                           .31
     Diluted, pro forma                                       .29                           .29

     Weighted average Shares
           Basic                                        6,239,451                     5,326,904
           Diluted                                      6,657,542                     5,529,858



                                                            Nine Months Ended September 30,
                                                         2003                           2002
                                                     -------------               --------------

   Net income as  reported                         $    4,645,420                 $   1,516,139

   Effect of stock based compensation
        accounted for under the fair value
        recognition provisions, net of
        tax                                              (113,250)                    (428,250)
                                                     -------------               --------------

     Pro forma net income                           $   4,532,170                 $  1,087,889
                                                    ==============               ==============

     Earnings per share:
        Basic, as reported                                   $.81                 $        .28
        Basic, pro forma                                      .79                          .20

     Diluted, as reported                                     .74                          .27
     Diluted, pro forma                                       .72                          .19

Weighted average Shares
           Basic                                        5,768,496                    5,346,650
           Diluted                                      6,303,237                    5,616,378


     Note 6 -- Subsequent events

     In October 2003, the Company paid off its mortgage on its manufacturing facility, the balance of which was approximately $2,176,000, and which was subject to a $25,000 pre-payment fee.

     In November 2003, the Company announced a 3-for-2 stock split in the form of a stock dividend. Under this stock split, one new share will be issued for every two common shares owned by stockholders of record as of November 20, 2003. No retroactive effect has been given to any of the share or earnings per share information in this financial statement as a result of the 3-for-2 stock split. Any retroactive effect on the share or earnings per share information will be recorded beginning in the fourth quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We develop, manufacture, and market a family of rapid prototyping ("RP") and 3D printing systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. 3D printing systems are very simple to operate. They offer a fast, low-cost, alternative for building concept and working models. Conversely, RP systems are more expensive and allow users to make prototype models out of a variety of materials that are better suited to test for form, fit, and functionality. Historically, our sales growth has been derived from a number of industries, including consumer products, electronics, general manufacturing, medical, automotive, and aerospace. Educational institutions, government agencies, and service bureaus have also been significant markets for us.

     Our strategy for the remainder of 2003 will be to continue to expand our position in the 3D printing market and our core RP businesses. We anticipate that our expenses will increase in 2003 over the amounts reported in 2002, but that our revenue growth will exceed that of our expenses. This should allow for increased profitability from operations in 2003 as compared with 2002. For the first nine months of 2003, revenues were $35,650,075, compared with $28,536,472 in the first nine months of 2002. Operating income in the first nine months of 2003 improved to $6,048,599, compared with operating income of $2,004,978 in the comparable 2002 period.

     We believe that the 3D printing market represents a significant growth area and that our Dimension(TM) 3D Printer will continue to have a significant positive impact on our results in 2003 and beyond. However, we remain fully committed to the growth of our core FDM(R) business, which is currently served by our FDM Titan(TM), FDM Vantage(TM), Prodigy Plus(TM), FDM 3000, and FDM Maxum(TM) systems. We also believe that our service, consumable, and maintenance revenues derived from our installed base of systems will improve over the results attained in 2002. In the first nine months of 2003, sales of our Dimension, Prodigy Plus, and Titan-class systems were particularly strong. Total units increased to 465 systems compared with 318 systems in the first nine months of 2002. Through the nine months ended September 30, 2003, we have already shipped more systems than in the entire year of 2002. Revenues derived from our combined service, consumable, and maintenance sources were significantly above prior period results. We believe that we shipped more systems in the first nine months of 2003 than any other RP or 3D printing company in the world, a repeat of our full-year performance in 2002.

     Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. In May 2003, we introduced polyphenylsulfone ("PPSF") for use on our Titan systems. PPSF, a specialty thermoplastic, allows the user to build prototypes that combine the properties of high strength, heat resistance, and chemical resistance. Potential markets for PPSF include the aerospace industry, due to the material's inflammability properties, and the automotive industry, due to its petroleum resistance and its ability to function at over 400(Degree) F. In June 2003, we introduced FDM Vantage. Vantage is built on our T-Class high-performance platform, and allows users to build models in thermoplastics such as ABS and polycarbonate at a significantly lower price than our Titan system.

     In August 2003, we raised approximately $31,230,000, before expenses, through the issuance of 1,000,000 shares of our common stock and warrants to purchase 150,000 shares of our common stock in a private financing. In this financing, we sold 700,000 shares at $29.50 per share and 300,000 shares at $35.28 per share. In connection with this financing, we issued warrants to purchase 105,000 shares at an exercise price of $34.66 per share and warrants to purchase 45,500 shares at an exercise price of $41.45 per share. In September 2003, we announced that we entered into an exclusive distributor agreement with Objet Geometries, Ltd. Under this agreement, we will exclusively market, sell, and service Objet's Eden333(TM) product line in the North American market.

    Our ability to implement our strategy for 2003 and beyond is subject to numerous uncertainties, many of which are described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned "Forward Looking Statements and Factors That May Affect Future Results of Operations." We cannot ensure that our efforts will be successful.

     Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Whereas our backlog as of September 30, 2003 was approximately $2,736,000, it would not be sufficient to meet our budgeted fourth quarter revenue targets should new system orders in that quarter decline. These and other factors may lead to operating losses in certain quarters, or reduced operating and gross profits as compared with the results reported in 2002 and to date in 2003.

     We believe that sales of a number of RP and 3D printing manufacturers in the rapid prototyping industry grew between 5-30% in 2002. However, declining sales by the largest company in the industry likely caused the total RP industry sales to decline by approximately 10% in 2002. We believe that 3D printers accounted for more than 44% of the all RP systems shipped in 2002. Furthermore, we believe the 3D printing segment of the RP market is the fastest growing component of the market, with a growth rate of approximately 34%, and that our Dimension system, based upon price and performance, is positioned to capture an increased share of this market. Penetration of the 3D Printing market has been limited to date. We believe, based on a growing installed base of more than three million CAD seats, the potential market for low-priced 3D Printers could be in the hundreds of thousands of units. Yet, since inception of the RP industry, approximately 12,000 RP systems of all kinds have been sold.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                            For the three months ended September 30,
                                                                 2003                 2002
                                                                 -----                ----

         Sales                                                  100.0%               100.0%
         Cost of goods sold                                      34.2%                36.0%
         Gross profit                                            65.8%                64.0%
         Selling, general, and administrative expenses           35.6%                33.2%
         Research & development expenses                         10.0%                10.6%
         Operating income                                        20.2%                20.3%
         Other income (expense)                                  (0.1%)               (0.3%)
         Income before income taxes                              20.1%                20.0%
         Income taxes                                             4.7%                 5.7%
         Net income                                              15.4%                14.3%

Net Sales

     Net sales for the three months ended September 30, 2003, were $12,898,673, compared with net sales of $12,028,475 for the three months ended September 30, 2002. This represents an increase of $870,198, or 7.2%. Revenues in the third quarter were the highest in our history. Dimension sales were very strong in the quarter. Unit sales of our T-class systems, which include Titan and Vantage, were flat as compared to the third quarter of 2002. Total units shipped in the three months ended September 30, 2003, amounted to 185, compared to 160 systems in the 2002 period, an increase of almost 16%. Revenues from consumables, other services, and maintenance also increased significantly in the three months ended September 30, 2003 as compared with the same 2002 period, and constitute one of the fastest growing components of our mix. This increase was principally due to the larger installed base of systems and a continued emphasis on the sale of maintenance contracts. Additionally, our new fee-based program to market prototypes favorably impacted the results in the third quarter of 2003.

     Domestic sales accounted for approximately 61% of total revenue in the three months ended September 30, 2003, as compared with approximately 55% in the three months ended September 30, 2002. The total revenue growth rate for our domestic regions amounted to almost 19%, as compared with a decline of approximately 8% for our international regions. Our domestic reseller network was very successful in selling Dimension systems in the third quarter of 2003. In the United States, we consolidated our domestic sales regions in 2003, reducing the number of regions to two from three. Our coastal region, made up of the east coast and the southern half of the of the United States, recorded the highest revenues in the third quarter of 2003, while the central region, which also includes the northern half of the United States and which is dominated by the automotive industry, continued to lag. Internationally, our Asia Pacific region, which comprises Japan, China, the Far East and India, recorded revenues that amounted to approximately 21% of total sales. This was comparable to the 21% recorded in this region for the third quarter of 2002. Europe accounted for approximately 18% of total revenue for the quarter ended September 30, 2003, and approximately 23% of sales in the comparable quarter of 2002. This is the third consecutive quarter of weakness in Europe, and remains an area of concern. We believe that the commercial introduction of PPSF, available only since the second quarter of 2003, should have a positive impact on sales of our Titan system in many of our regions in future quarters. We believe that sales into our Asia Pacific and U.S. coastal regions will remain strong throughout 2003. However, declining economic conditions in any of our regions could adversely impact our future sales and profitability.

GROSS PROFIT

     Gross profit improved to $8,481,368, or 65.8% of sales, in the three months ended September 30, 2003, compared with $7,701,580, or 64% of sales, in the comparable period of 2002. This represents an increase of $779,788, or 10.1%. Gross profit increased due to higher revenues, material and labor cost savings on Dimension, and overhead and labor cost control. Gross profits on sales of Dimension systems have improved as compared with 2002 by material and labor cost reductions that were implemented in late 2002 and throughout 2003. In addition, consumable and service revenues, driven by our larger installed base and which also have high margins, recorded higher than expected growth. Over the next several quarters, there could be a modest expansion to our gross margins over the percentages we have reported over the last several quarters. As such, gross margins should range between 64% and 67% of sales, but will be highly dependent upon our sales volume and the mix of products that we ship.

OPERATING EXPENSES

     SG&A expenses increased to $4,590,948 for the three months ended September 30, 2003, from $3,988,082 for the comparable period of 2002. This represents an increase of $602,866, or 15.1%. As a percentage of sales, SG&A expenses increased to 35.6% in the quarter ended September 30, 2003, from 33.2% in the comparable 2002 quarter. Expenses associated with the Objet distributor agreement, including due diligence, legal, and product launch expenses, amounted to almost $250,000. Bad debt expense, principally due to the recording of additional reserves associated with non-performing accounts, exceeded $175,000, versus no bad debt expense in the comparable 2002 period. Variable selling expenses such as commissions and incentive pay were higher in the 2003 period as a result of increased revenues. Marketing, promotional, and sales expenses associated with Dimension continued to be higher than both our 2003 plan as well as the prior period of 2002.

     R&D expenses increased to $1,288,621 for the three months ended September 30, 2003 from $1,273,278 for the three months ended September 30, 2002. This amounted to an increase of $15,343, or 1.2%. On higher revenues, R&D expenses decreased as a percentage of sales to 10% in the three months ended September 30, 2003, from 10.6% in the 2002 period. Our objective in 2003 has been to keep R&D expense at roughly the same amount as incurred in 2002, although quarterly comparisons may vary depending upon the timing of certain expenses.

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

OPERATING INCOME

     For the reasons cited above, our operating income for the three months ended September 30, 2003 amounted to $2,601,799, or 20.2% of sales, compared with operating income of $2,440,220, or 20.3% of sales, for the three months ended September 30, 2002. This represents an increase of $161,579, or 6.6%.

OTHER EXPENSE

      Other expense netted to $6,042 in the three months ended September 30, 2003 compared with other expense of $30,132 in the comparable 2002 period. Interest income increased to $52,583 in the current three-month period, compared with $36,325 in the three-month period of 2002. The increase in interest income was primarily due to higher average cash balances in 2003, but offset by lower interest rates. Interest expense declined to $40,558 in the three months ended September 30, 2003 from $44,051 in the same period of 2002. In the three months ended September 30, 2003, we recognized other expense of $18,067, principally due to a loss of approximately $17,500 from foreign currency transactions related to the euro, which compared with other expense of $22,406 in the comparable 2002 period. This was also principally due to a loss on foreign currency transactions related to the euro.

INCOME TAXES

     Income tax expense amounted to $610,440, or 4.7% of sales, in the three months ended September 30, 2003, compared with income tax expense of $686,874, or 5.7% of sales, for the three months ended September 30, 2002. The effective tax rate for 2003, which should benefit from R&D tax credits and permanent differences, including those resulting from the exercise of employee stock options, amounted to approximately 24% compared with an effective tax rate of 28.5% in 2002. We believe that our effective tax rate should fall between a range of 24% to 27% in 2003.

NET INCOME

     For the reasons cited above, our net income for the three months ended September 30, 2003, amounted to $1,985,317, or 15.4% of sales, compared with net income of $1,723,314, or 14.3% of sales, in the comparable 2002 period. Accordingly, net income for the third quarter of 2003 increased by $262,203 or 15.2%, over net income for the comparable 2002 period. This resulted in earnings per diluted common share of $.30 in the three months ended September 30, 2003, compared with earnings per diluted common share of $.31 for the comparable 2002 period.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                             For the nine months ended September 30,

                                                                  2003                 2002
                                                                  -----                ----

         Net sales                                               100.0%               100.0%
         Cost of goods sold                                       34.8%                38.8%
         Gross profit                                             65.2%                61.2%
         Selling, general, and administrative expenses            37.6%                41.5%
         Research & development expenses                          10.6%                12.7%
         Operating income                                         17.0%                 7.0%
         Other income                                               .3%                 0.4%
         Income before income taxes                               17.2%                 7.4%
         Income taxes                                              4.2%                 2.1%
         Net income                                               13.0%                 5.3%


NET SALES

     Net sales for the nine months ended September 30, 2003 were $35,650,075, compared with sales of $28,536,472 for the nine months ended September 30, 2002. This represents an increase of $7,113,603, or 24.9%. We shipped a total of 465 systems in the nine months ended September 30, 2003, a 46.2% increase over total unit shipments of 318 systems in the comparable 2002 period. Sales of Dimension, Prodigy Plus, and T-class systems (comprising our Titan and Vantage systems) improved from the results reported in the comparable period in 2002. Revenues derived from sales of consumables, maintenance, and other services increased significantly from the amounts recorded in the comparable 2002 period. The increase was due to our increased installed base of systems, the continued emphasis on the sale of maintenance contracts, and growth in our other fee-based services such as our paid parts business. Non-system revenue grew at a higher rate than our system revenue for the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002. This is a trend we expect will continue.

     Domestic sales accounted for almost 58% of total revenue in nine months ended September 30, 2003, compared with 54% recorded in the comparable nine-month period of 2002, and have increased by approximately 34% versus an increase of approximately 14% for international sales. Domestic sales have been aided by high Dimension sales throughout 2003, as well as strong sales of our high-performance systems recorded by our U.S. coastal region (described above). However, our U.S. central region, which is strongly impacted by the automotive industry, has performed poorly throughout the nine months ended September 30, 2003 in comparison to both 2002 as well as to our plan. Our European region, following a strong first quarter, has also reported disappointing results since then, and for the nine-month period is lagging in terms of both prior-period comparisons as well as our plan. We remain concerned about economic conditions in these regions, particularly Germany, Italy, and our U.S. central region, and the impact it could have on our sales growth. Our combined Asia Pacific region, which comprises Japan, China, the Far East and India, accounted for approximately 23% of total revenue in nine months ended September 30, 2003, and through this period is ahead of both prior-year and planned results.

GROSS PROFIT

     Gross profit increased to $23,254,463, or 65.2% of sales, in the nine months ended September 30, 2003, compared with $17,467,114, or 61.2% of sales, in the comparable period of 2002. This represents an increase of $5,787,349, or 33.1%. Gross profit improved due to higher revenues, favorable product mix, reduced labor and material costs on the P-class platform (Dimension and Prodigy
Plus), and continued cost control over the growth rates of our total labor and overhead expenses.

OPERATING EXPENSES

     SG&A expenses increased to $13,421,645 for the nine months ended September 30, 2003, from $11,850,599 for the comparable period of 2002. This represents an increase of $1,571,046, or 13.3%. The Objet Geometries distributor agreement, mentioned above, accounted for approximately $250,000 of the increase. Variable selling expenses related to the higher revenue in the period, coupled with increased marketing, promotional, and sales expenses associated with Dimension and other new products, also accounted for much of the increase in SG&A expenses for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002. Additionally, higher investor relations and regulatory-related expenses impacted the growth of our SG&A expenses during the 2003 period. Nevertheless, SG&A expenses as a percentage of sales declined to 37.6% in the nine months ended September 30, 2003, as compared with 41.5% in the nine months ended September 30, 2002.

   R&D expenses increased to $3,784,219 for the nine months ended September 30, 2003 from $3,611,537 for the nine months ended September 30, 2002. The increase amounted to $172,682, or 4.8%. On higher revenues, R&D expenses decreased as a percentage of sales to 10.6% in the nine months ended September 30, 2003, from 12.7% in the 2002 period. Increased wages and benefit expenses, in part impacted by a small increase in headcount, accounted for the majority of the R&D expense increase in the 2003 period as compared with the 2002 period.

OPERATING INCOME

     For the reasons cited above, operating income for the nine months ended September 30, 2003 amounted to $6,048,599, or 17.0% of sales, compared with operating income of $2,004,978, or 7.0% of sales, for the nine months ended September 30, 2002. This represents an increase of $4,043,621, or almost 202%.

OTHER INCOME

      Other income netted to $93,962 in the nine months ended September 30, 2003 compared with other income of $115,497 in the comparable 2002 period. Interest income increased to $128,835 in the current nine-month period, compared with $117,228 in the prior year's nine-month period. The increase in interest income was primarily due to a higher average cash balance, but offset by lower interest rates. Interest expense declined to $122,846 in the nine months ended September 30, 2003 from $135,313 in the same period of 2002, primarily due to interest expense on the mortgage of our manufacturing facility. In the nine months ended September 30, 2003, we recognized other income of approximately $88,000, principally due to income of approximately $106,000 on foreign currency transactions related to the euro. In the nine months ended September 30, 2002, other income amounted to approximately $134,000 in the 2002 period, principally due to income on foreign currency transactions related to the euro.

NET INCOME

     For the reasons cited above, the net income for the nine months ended September 30, 2003, amounted to $4,645,420, or 13.0% of sales, compared with net income of $1,516,139, or 5.3% of sales, in the 2002 period. Accordingly, net income for the first three quarters of 2003 increased by $3,129,281, or more than 206%, over net income for the comparable 2003 period. This resulted in a earnings per diluted common share of $.74 for the nine months ended September 30, 2003, compared with earnings per diluted common share of $.27 for the same period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

    We have increased our cash and cash equivalents balances to $49,904,156 at September 30, 2003, from $14,193,590 at December 31, 2002. In 2003, net cash provided by our operating activities amounted to $5,215,535, compared with $4,544,456 in 2002. The principal source of cash from our operating activities in 2003 has been our net income of $4,645,420, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories, accounts receivable, and accounts payable. Whereas our net accounts receivable balances increased to $12,050,847 in 2003 from $11,228,513 as of September 30, 2002, the increase should be evaluated against the 24.9% increase in sales. While we have been successful in controlling the growth of our receivables relative to our sales growth, in large part by instituting tighter controls in our credit and collections areas, some of our international distributors continue to carry high balances, some of which have exceeded our normal terms. These delays in payment adversely impact our days sales outstanding ("DSO"). Nevertheless, DSO's have declined over the past two years, to approximately 88 days as of September 30, 2003, from approximately 112 days as of September 30, 2002.

     For the nine months ended September 30, 2003 and 2002, our inventory balances were $7,042,219 and $7,139,981, respectively. We have instituted better inventory management and controls, but recognize that we have opportunities to make considerably more improvements to reduce overall inventory and increase turns. Over the two-year period, inventory turns have improved to 2.0 times in the nine months ended September 30, 2003, from 1.6 times in the comparable 2002 period. A significant portion of our inventory is dedicated to fulfill our service contracts and warranty obligations. As we have introduced several new products over the last nine quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain inventory spares. Additionally, we have started to stock limited inventory from Objet Geometries, in order to fulfill our obligations under the distributor agreement that we recently announced.

     Increases to prepaid expenses used cash of $1,040,119 in the nine months ended September 30, 2003, versus cash provided by prepaid expenses of $170,548 in the comparable 2002 period. The increase is largely due to contractual obligations involving the Objet Geometries distribution agreement. An increase in accounts payable and other current liabilities increased cash by $1,439,651, reflecting increases to our accounts payable and net income tax payable accounts.

     Our investing activities used cash of $1,870,788 and $1,025,193 in the nine months ended September 30, 2003 and 2002, respectively. Property and equipment acquisitions totaled $1,500,883 in 2003 and $607,591in 2002. Over the two-year period, the majority of the equipment we purchased was for manufacturing or engineering development, tooling, leasehold improvements, and the acquisition of computer systems and software applications. Payments for intangible assets, including patents and capitalized software, amounted to $369,905 and $417,602 for the nine months ended September 30, 2003 and 2002, respectively

    Our financing activities provided cash of $32,393,131 and used cash of $1,968,512 in the nine months ended September 30, 2003 and 2002, respectively. Net proceeds from the sale of 1,000,000 shares of our common stock and issuance of warrants to purchase 150,000 shares of our common stock amounted to $29,445,688. The exercise of stock options and warrants provided cash of $2,989,451 and $1,812,260 in the first nine months of 2003 and 2002, respectively. We used cash of $3,641,265 to purchase outstanding stock through our stock buyback program in the nine months ended September 30, 2002. While our stock buyback program is still in effect, we have not purchased any outstanding stock in 2003. Payments for obligations under capital leases used cash of $100,526 in the 2002 period; in 2003 we no longer have any outstanding capital leases. Payments on our mortgage payable used cash of $42,008 in the 2003 nine-month period and $38,981 in the comparable 2002 period.

    For the balance of 2003, we expect to use our cash for working capital purposes; for improvements to our manufacturing facility; for leasehold improvements; for new product and materials development; for sustaining engineering; for the acquisition of equipment, including production equipment, tooling, and computers; for the purchase of intangible assets, including patents and capitalized software; for increased selling and marketing activities, especially as they relate to the continued Dimension market development; for acquisitions; for strategic business development and/or opportunities, including the Objet Geometries distributor agreement; and for our common stock buyback program. In October 2003, we paid our mortgage in full, the balance of which was approximately $2,176,000, and which was subject to a $25,000 pre-payment fee. In October 2002, our board of directors authorized a continuation of our stock buyback program by authorizing an additional $1,000,000 to the prior authorization of $2,000,000, net of the proceeds from the exercise of stock options. We have approximately $1,300,000 available under this authorization. While we believe that the primary source of liquidity during 2003 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

     As of September 30, 2003, we had gross accounts receivable of $12,855,286, less an allowance of $804,439 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. Certain customers, especially those that purchased our Maxum or Titan systems, continue to carry high balances. Additionally, at September 30, 2003, large balances were concentrated with certain international distributors, and some of these balances exceed our payment terms. An additional reserve of approximately $120,000 was recorded in the third quarter ended September 30, 2003, as a result of the non-payment by two of these international distributors. Default by one or more of these distributors or customers would result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.

     Our total current assets amounted to $71,084,745 at September 30, 2003, the majority of which consisted of cash and cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $10,168,133. Our debt as of September 30, 2003, was minimal, consisting of a mortgage payable of $2,176,354, which was paid in full in October 2003. We estimate that we will spend approximately $1,750,000 in 2003 for facility improvements, production and R&D equipment, computers and integrated software, and tooling, approximately $1,500,000 has already been incurred. We estimate that as of September 30, 2003, material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending September 30, 2004, will amount to approximately $5,000,000. We intend to finance these purchases from existing cash or from cash flows from operations.

INFLATION

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

FOREIGN CURRENCY TRANSACTIONS

     We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the nine months ended September 30, 2003, income from foreign currency translations amounted to approximately $106,000, whereas in the comparable 2002 period we reported income from foreign currency translations of approximately $134,000. In the nine months ended September 30, 2003, we hedged approximately
(euro)1,000,000 of our accounts receivable that were denominated in euros. The hedge resulted in a currency translation loss of approximately $136,000 for the nine months ended September 30, 2003. We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2003, and will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

Revenue Recognition

     We recognize revenue when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectability is reasonably assured. Revenue from system and consumable sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. This has had the effect of deferring, for the nine months ended September 30, 2003, approximately $1,425,000 of revenue that will be recognized in future periods.

     We assess collectability as part of the revenue recognition process. We evaluate a number of factors to assess collectability, including an evaluation of the creditworthiness of the customer, past payment history, and current economic conditions. If it is determined that collectablity cannot be reasonably assured, we would decline shipment, request a down payment, or defer recognition of revenue until ultimate collectability is more determinable.

     We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. As of September 30, 2003, our allowance for returns was approximately $198,000.

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

     Our allowance for doubtful accounts is adjusted on a quarterly basis using two methods. First, our overall reserves are based on a percentage applied to certain aged receivable categories that are predominately based on historical bad debt write-off experience. Then, we make an additional evaluation of overdue customer accounts, for which we specifically reserve. In our evaluation we use a variety of factors such as past payment history, the current financial condition of the customer, and current economic conditions. We also evaluate our overall concentration risk, which assesses the total amount owed by each customer, regardless of its current status. Certain of our international distributors have carried large balances that have become overdue. While some of these distributors have paid down their balances and are still considered performing, we have either converted certain of these accounts receivable to notes receivable (some of which are collateralized), or placed distributors on payment plans that strictly limit the amount of new business that we will honor unless they adhere to the payment plans. In the third quarter of 2003, we increased our reserves by approximately $120,000 based on the payment performance of two of these international distributors. A default by one or more of these distributors could have a material effect, ranging from $200,000 to $800,000, on our reported operating results in the period affected. As of September 30, 2003, our allowance for doubtful accounts amounted to approximately $606,000.

Inventories

     Our inventories are recorded at the lower of cost or market, with cost based on a first-in, first-out basis. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. Our inventories consist of materials and products that are subject to technological obsolescence and competitive market conditions. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustment is made. Additionally, engineering or field change orders ("eco" and "fco", respectively) introduced by our engineering group could suddenly create extensive obsolete and/or excess inventory. Although our engineering group considers the estimated effect that an eco or fco would have on our inventories, a mandated eco or fco could have an immediate adverse affect on our reported financial condition if it required the use of different materials in either new production or our service inventory.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. As of October 2003, we paid off the mortgage on our facility and do not have any other material indebtedness that bears interest.

FOREIGN CURRENCY EXCHANGE RATE RISK

     We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $100,000 for the continued maintenance of our European facility. In the first nine months of 2003 we hedged
(euro)1,000,000 of our accounts receivable balances that are denominated in euros. A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by less than $100,000.

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

     These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we:

     o will be able to continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;
     o will be able to successfully develop and expand the 3D printing market and that this market will accept our products;
     o will be able to maintain our revenues and gross margins on our present products;
     o    will be able to  control  our  operating  expenses;
     o will be able to expand our manufacturing and service capabilities to meet the expected demand generated by Dimension;
     o will be able to successfully commercialize PPSF, and that the market will accept this new material;
     o will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products; and
     o will be able to successfully and profitably distribute and service the Eden 333 product line that is governed by the distributor agreement between Objet Geometries and us.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On August 17, 2003, the Registrant sold 700,000 shares of its common stock, $.01 par value, to two accredited investors at a purchase price of $29.50 per share, and issued to the investors warrants to purchase 105,000 shares of common stock at an exercise price of $34.66 per share. The warrants are exercisable until February 22, 2009. The total proceeds of the sale were $20,650,000, and the Registrant paid Merriman Curhan Ford & Co. a commission of 5.5% of such proceeds, or $1,135,750. The securities were sold and issued pursuant to the exemption under Rule 506 of Regulation D under the Securities Act of 1933.

         On August 22, 2003, the Registrant sold 300,000 shares of its common stock, $.01 par value, to two accredited investors at a purchase price of $35.28 per share, and issued to the investors warrants to purchase 45,000 shares of common stock at an exercise price of $41.45 per share. The warrants are exercisable until February 22, 2009. The total proceeds of the sale were $10,584,000, and the Registrant paid Merriman Curhan Ford & Co. a commission of 5.5% of such proceeds, or $582,120. The securities were sold and issued pursuant to the exemption under Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

               31.1 Certification  of the Chief  Executive  Officer  required by
                    Rule 13a-14(a) or Rule 15d-14(a).

               31.2 Certification  of the Chief  Financial  Officer  required by
                    Rule 13a-14(a) or Rule 15d-14(a).

               32.1 Certification  of the Chief  Executive  Officer  required by
                    Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

               32.2 Certification  of the Chief  Financial  Officer  required by
                    Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

         (b) Reports on Form 8-K.

                  Current Report on Form 8-K, dated August 17, 2003, reporting under Item 5 that the Registrant had completed the sale of 700,000 shares of its common stock at $29.50 per share and the issuance of warrants to purchase 105,000 shares of its commons stock at $34.66 per share for a total purchase price of $20,650,000.

                  Current Report on Form 8-K, dated August 22, 2003, reporting under Item 5 that the Registrant had completed the sale of 300,000 shares of its common stock at $35.28 per share and the issuance of warrants to purchase 105,000 shares of its commons stock at $41.45 per share for a total purchase price of $10,584,000.

                  Current Report on Form 8-K, dated September 9, 2003, reporting under Item 5 that the Registrant had entered into a North American Distributor Agreement with Objet Geometries, Ltd.

                  Current Report on Form 8-K, dated August 22, 2003, reporting under Item 9 that the Registrant issued a press release announcing its second quarter 2003 earnings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003           STRATASYS, INC.


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