Form 10-K
period 2003-12-31
STRATASYS INC
filed 2004-03-15
CIK 915735

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 1-13400


                                 STRATASYS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                             36-3658792
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


                14950 Martin Drive, Eden Prairie, Minnesota 55344
                    (Address of Principal Executive Offices)
                                 (952) 937-3000
              (Registrant's Telephone Number, Including Area Code)


              Securities Registered Under Section 12(b) of the Act:


    Title of Each Class              Name of Each Exchange on Which Registered
    -------------------              -----------------------------------------
Common stock, $.01 par value                  The Pacific Exchange Inc.


           Securities Registered Under Section 12(g) of the Act: None


      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes |X| No |_|

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 30, 2003, the last business day of the Registrant's most recently completed second quarter, was approximately $173,000,000.00. On such date, the closing price of the Registrant's Common Stock, as quoted on the Nasdaq National Market (as adjusted to reflect the 3-for-2 stock split in the form of a stock dividend effected in December 2003), was $23.05.

      The Registrant had 10,260,595 shares of common stock outstanding as of March 8, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of the Annual Report on Form 10-K is herein incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Stockholders scheduled to be held on May 6, 2004.

================================================================================

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

      We develop, manufacture, and sell a family of rapid prototyping ("RP") devices, which includes a line of three dimensional ("3D") printing devices, all of which create physical models from computerized designs. We were incorporated in Delaware in 1989 and our executive offices are located in Eden Prairie, Minnesota. Our RP systems are based on our core patented fused deposition modeling ("FDM(R)") technology or on our patented Genisys(R) technology. We sold our first product, the 3D Modeler(R), commercially in April 1992 and introduced our second product, the Benchtop, in June 1993. Other recent significant developments in our business are set forth below:

      o In February 2002, we introduced the Dimension. Dimension offers ABS modeling capabilities on a desktop 3D printer platform. We believe that Dimension, when introduced at $29,900, was the lowest priced system in the RP and 3D printing markets.

      o In March 2002, we introduced the Prodigy Plus(TM). This system incorporates our WaterWorks soluble support system on the Prodigy platform, and is further enhanced by the addition of our InSight(TM) software. Commercial shipments commenced in May 2002.

      o In July 2003 we introduced FDM Vantage(TM). Vantage utilizes proven FDM technology to build prototypes in either polycarbonate ("PC") or ABS. It is an extension of the FDM Titan(TM) design platform.

      o In September 2003 we entered into an agreement with Objet Geometries Ltd., to exclusively distribute their Eden333 RP system in North America, including Mexico and Canada. The Eden333 uses inkjet technology to jet ultra-fine layers of UV-cured resin to build RP models and prototypes.

      o In December 2003 we announced significant thoughput enhancements for Titan, offering users a 50% improvement in build speed over the previous generation of Titan.

      o In February 2004 we announced the introduction of Dimension SST(TM). Dimension SST incorporates all the functionality of Dimension with an enhanced automatic soluble support removal system. This system gives users greater convenience in the design process while allowing for the creation of models and prototypes that involve more complex design geometries. Dimension SST's list price is $34,900. Concurrently with this introduction, we reduced the price of Dimension to $24,900.

      o In March 2004 we announced the introduction of Triplets, which offers three variations of our FDM Vantage RP system. Prices will range from $99,000 for the base model Vantage to $195,000 for the fully equipped Vantage SE. The models are differentiated by the speed at which they build prototypes, by the size of the build envelope, by additional canister bays, which allow for longer build cycles, and by price. Triplets are expected to be commercially available in May 2004.

DESCRIPTION OF BUSINESS

      We are a leader in the office prototyping market, since our high performance RP devices and 3D printers can be used in office environments without expensive facility modification. We develop, manufacture, market, and service a family of 3D printers and other RP systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer-aided design ("CAD") workstation. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes directly from a designer's three-dimensional CAD in a matter of hours.

      We believe that the high performance RP and 3D printing systems using our FDM technology are the only RP systems commercially available that can produce prototypes and models from plastic without relying on lasers. This affords our products a number of significant advantages over other commercially available three-dimensional rapid prototyping technologies, which rely primarily on lasers to create models. Such benefits include:

      o the ability to use the device in an office environment due to the absence of hazardous emissions

      o     little or no post-processing

      o     ease of use

      o the need for relatively little set up of the system for a particular project

      o     the availability of a variety of modeling materials

      o     modeling in production-grade plastics for functional testing

      o     no need for costly replacement lasers and laser parts

      Our systems can also run virtually unattended, producing models while designers perform other tasks.

      The process involved in the development of a three-dimensional model using our FDM systems begins with the creation of a 3D geometric model on a CAD workstation. The model is then imported into our proprietary software program, which mathematically slices the CAD model into horizontal layers that are downloaded into the system. A spool of thin thermoplastic modeling material feeds into a moving FDM extruding head, which heats the material to a semi-liquid state. This semi-liquid material is extruded and deposited, one ultra-thin layer at a time, on a base (the "X-Y Stage") in a thermally-controlled modeling chamber. As the material is directed into place by the computer-controlled head, layer upon layer, the material solidifies, creating a precise and strong laminated model.

      We also believe that the Eden333 provides us with an additional RP technology that complements our core FDM technology. The Eden333 offers extremely fast prototype build times, with superior surface finish and resolution. Like the FDM technology, Eden333 systems:

      o     can be used in the office environment

      o     create models with a one-step process

      o     are easy to use

      o     have a low acquisition price


APPLICATIONS FOR RAPID PROTOTYPING AND 3D PRINTING

      Both high-end RP systems and 3D printers allow for the physical modeling of a design using a special class of machine technology. These systems take data created from CAD data, CT and MRI scan data or 3D digitized data to quickly produce models, using an additive approach. Traditionally, RP has been used by organizations to accelerate product development. Many companies use RP to test form, fit and function to help improve the time to market.

      Frequently, users report rapid pay-back times by using RP, as they accelerate their product development cycle and reduce post-design flaws through more extensive design verification and testing.

      RP also represents opportunities for rapid manufacturing ("RM"). RM involves the use of prototypes fabricated directly from the RP system that are subsequently incorporated into the user's end product or process. RM is particularly attractive in applications that require short-run or low volume parts that require rapid turn-around, and for which tooling would not be appropriate due to small volumes. Our FDM Titan, Vantage, and Maxum products are well-suited for these types of applications.

      An emerging market segment for RP systems is Rapid Tooling ("RT"). Although not clearly defined today, RT is driven by RP systems and allows for the production of molds directly from CAD data or indirectly by producing custom mold inserts.

      During the past two years, the largest growth segment of the RP market has been 3D printing products. 3D printers are low-cost RP systems (typically under $40,000) that reside in the design/engineering office environment, allowing product development organizations quick access to an RP system. Based upon data and estimates furnished in the 2003 Wohler's Report, we believe we have shipped approximately 27% of all RP systems since the industry's inception in 1987, an improvement over the 24% realized through 2002.

      We have shipped approximately 3,000 systems since our inception. A wide variety of design and manufacturing organizations use our systems. Current applications include:

      o  Aerospace                            o  Automotive

      o  Consumer Products                    o  Business Machines

      o  Educational Institutions             o  Electronics

      o  Medical Systems                      o  Medical Analysis

      o  Mold Making                          o  Tooling

      Additional future applications include:

      o  Architectural design                 o  Rapid manufacturing of
                                                 custom parts

      o  Free-form graphic design             o  Secondary tooling and
                                                 mold-making

      Among potential medical applications, rapid prototyping is being used to produce accurate models of internal organs, bones or skulls for pre-operative evaluations or modeling of prostheses. In such uses, our RP systems serve as a peripheral device for CT and MRI devices.

PRODUCTS

MODELING EQUIPMENT

      We have been developing and improving our line of RP products since our inception in 1989. Since our first commercial product was introduced in 1992, we have enhanced and expanded our product line. We have improved both the speed and accuracy of our FDM systems, expanded their build envelopes, introduced a number of new modeling materials and developed and introduced a low-cost 3D printer. We have also enhanced and upgraded the software that our systems use to read CAD files and build the prototypes.

      Each of our products is based upon our patented FDM process or from technology acquired from IBM and is sold as an integrated system. The system consists of an RP machine, the software to convert the CAD designs into a machine compatible format, and modeling materials. Each of our products is compatible with an office environment and does not require an operator to be present while it is running.

      Our family of high performance RP and 3D printing systems affords a customer's product development team, including engineers, designers and managers, the ability to create prototypes through all stages of the development cycle. Our products meet the needs of a very demanding and diverse industrial base by offering a wide range of capability and price from which to choose. The domestic list prices of our systems range from $24,900 for our Dimension 3D printer to $250,000 for our high performance FDM Maxum. We also offer special pricing for trade-in systems and upgrades.

      The Dimension is a 3D printer that allows a user to create parts in ABS plastic. ABS offers the part strength required for true form, fit and function testing. Dimension operates in the office, offering speed, ease of use and networking capabilities at a competitive price. Dimension features our Catalyst(TM) software, which offers a single push-button operation by automating all of the required build procedures. We introduced Dimension in February 2002, although commercial shipments to selected resellers commenced in December 2001. We believe that Dimension, at a list price of $24,900, is among the lowest-priced systems in the RP market. Dimension SST is our newest 3D printing system, which offers users the benefits of our WaterWorks soluble support system on the Dimension platform. Introduced in February 2004, it is priced at $34,900.

      The Prodigy Plus is our lowest price FDM System that incorporates our WaterWorks soluble support system and InSight Software. The patented WaterWorks process allows for the easy removal of supports from a completed prototype model by simple immersion into a water-based solution. The support material is dissolved, resulting in a cleaned prototype that eliminates most post-processing requirements. Prodigy Plus is further enhanced by the addition of our InSight software. InSight offers the customer a more flexible array of features allowing for a range of fully automatic operation to individual and customized functions for each step of the build process. With the combination of ABS, WaterWorks and InSight software, the Prodigy Plus offers the customer "hands free" operation of the entire prototype building process. The Prodigy Plus was introduced in March 2002, and we have sold it to customers in a number of industries since that time.

      The FDM Titan was introduced in 2001 and provides a unique set of features that addresses demanding customer requirements. Titan offers users the capability to model with a wide range of engineering thermoplastic materials including polycarbonate ("PC"), ABS, polyphenysulfone ("PPSF") and other thermoplastic materials that we expect to release, and also offers WaterWorks. These modeling materials provide superior strength coupled with heat and chemical resistance. This combination of properties allows engineers and designers a variety of options to meet demanding industrial prototyping and design requirements. Titan has a large build envelope and uses new technology based on "look ahead" motion profiles that provide faster build speeds. The Titan also incorporates enhanced ease of use features, such as the InSight software, automatic material loading and supply changeover.

      In December 2003 we announced a throughput enhancement for Titan users. This new feature will enable Titan users a 50% improvement in build speed over the previous generation of Titans.

      In July 2003 we introduced Vantage. Vantage, which is an extension of the Titan design platform, offers modeling capabilities in PC and ABS, and is priced lower than Titan.

      The FDM Maxum(TM) was released in late 2000. It incorporates MagnaDrive technology, which allows the extrusion head to float on a bed of air while being controlled through electromagnet devices. Its build envelope is among the largest in the industry, allowing users to build large prototypes. The Maxum also delivers a fine feature detail capability allowing customers to make prototypes of very small parts. This feature was developed in conjunction with Fuji Film Corp. of Japan. Features as small as .005" x .010" may be built, allowing for increased prototyping capabilities for the telecommunications, electrical connector and camera and photography industries.

      In September 2003 we entered into an agreement with Objet Geometries Ltd. to distribute their Eden333 RP system in North American, including Mexico and Canada. The Eden333 uses inkjet technology to jet ultra-fine layers of UV-cured resin to build RP prototypes. It builds prototypes rapidly with excellent surface resolution.

      We periodically discontinue manufacturing older products. We discontinued sales of the GenisysXs, FDM 8000 and Prodigy systems at various times in 2002. We discontinued sales of the FDM 2000 in 2003 and expect to discontinue the FDM 3000 in 2004. However, we continue to support these products in the field.

MODELING MATERIAL

      FDM technology allows the use of a greater variety of production grade plastic modeling materials than other RP technologies. We continue to develop filament modeling materials that meet the customer's needs for increased speed, strength, accuracy, surface resolution, chemical and heat resistance, and color. These materials are processed into our patented filament form, which is then fed into the FDM systems. Our spool-based system has proven to be a significant advantage for our products over ultraviolet ("UV") polymer systems, because our system allows the user to quickly change material by simply mounting the spool and feeding the desired filament into the FDM devices. Spools weigh from one pound to ten pounds, and the creation of a model may require from 0.1 pound to more than one pound of filament. The spool-based system also compares favorably with the UV polymer systems because the spool-based system allows the customer to use it in an office environment and to purchase a single spool, as compared to an entire vat of UV polymer, thereby reducing the customer's up-front costs. The material delivery systems on our newer RP devices use cartridges or canisters and feature automatic loading capabilities and transition between multiple canisters or cartridges.

      Currently, we have eight modeling materials commercially available for use with our FDM technology:

      o ABS is an engineering thermoplastic material (named for its three initial monomers, acrylonitrile, butadiene, and styrene), which offers a balance of strength, toughness and thermal resistance and is used commercially to make products such as cell phones, computer cases and toys.

      o Polycarbonate ("PC") is an engineering thermoplastic material, which is used commercially for demanding applications in a number of industries; PC offers superior impact strength coupled with resistance to heat and corrosive agents.

      o Polyphenylsufone ("PPSF") is a specialty thermoplastic material, which offers excellent mechanical properties while being subjected to demanding thermal and chemical environments. PPSF is used to prototype parts for numerous industries, including automotive, fluid and chemical handling, aerospace, and medical sterilization.

      o ABSi is a higher grade ABS that is translucent, which features greater impact strength than ABS. It can also be used in medical applications, including gama-ray sterilization.

      o A proprietary water-soluble material is used for support during the build process, which is later dissolved from the finished prototype in products that employ our WaterWorks system.

      o Other proprietary release materials are used for support and removed from the final model.

      o     An investment casting wax is used to make molds.

      o PC-ISO, a derivative of PC that is translucent, expands the usage of polycarbonate models and prototypes in various medical applications.

      Each material has specific characteristics that make it appropriate for various applications. The ability to use different materials allows the user to match the material to the end use application of the prototype, whether it is a pattern for tooling, a concept model, or a functional prototype. ABS is also offered in numerous colors, including black, red, blue, yellow and green. We offer a program to create custom colors for unique customer needs.

      The modeling filament used in our material delivery systems is a consumable product that provides us additional recurring revenue.

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

      Catalyst is our entry-level software product that enables users to build prototype parts at the push of a button. It was introduced in 2000 and is used on Dimension and Dimension SST.

      InSight is used on the remainder of our FDM products - Prodigy Plus, Vantage, Titan and Maxum. InSight is our preprocessing software that increases build speed and improves the design engineer's control and efficiency over the entire build process. InSight was separately introduced in February 2001 as a replacement for our QuickSlice software. It has a broad set of features that facilitate the demanding applications ranging from a single "push button" for automatic pre-processing to individual editing and manipulation tools for each process step.

      We continuously improve both products to meet the demands of our sophisticated customers. Throughput enhancements, advanced build algorithms and features keep pace with the complex industrial geometric designs while saving valuable operator time.

MARKETING, DISTRIBUTION AND CUSTOMERS

MARKETING AND CUSTOMERS

      The focus of our marketing begins with the identification of customer needs. We feature a broad array of products that allow us to meet the precise needs of engineers, designers, educators, marketers and manufacturers. Our products range from the Dimension, priced at $24,900, to a high-performance FDM Maxum, priced at $250,000. We currently offer seven other products between these price points, meeting a variety of material, size and performance criteria.

      We have sold systems to the following representative customers:
        o        General Motors Corporation     o        Harley Davidson             o        Toyota

        o        Intel                          o        Georgia Tech                o        Nike

        o        The Boeing Company             o        Xerox                       o        Mitsubishi Electronics

        o        University of Wisconsin -      o        InFocus                     o        Pioneer
                 Madison

        o        Callaway Golf                  o        Lockheed Martin             o        Owensboro Community &
                                                                                              Technical College

        o        Lego                           o        Lever                       o        Toro

        o        Honda                          o        Ford Motor Company          o        Graco

        o        St. Jude Medical               o        NASA                        o        Medtronic-Sofamar Danek

      We have also sold systems to service bureaus, universities and distributors in the United States and abroad. We sell complete RP and 3D printing systems as well as supplies and services.

      No customer accounted for more than 10% of sales in 2003, 2002, or 2001.

      We use a variety of tactical marketing methods to reach potential customers:

      o        Web-based marketing               o        Advertisements

      o        Trade magazine articles           o        Direct mailings

      o        Brochures                         o        Trade show demonstrations

      o        Telemarketing programs            o        Web sites

      o        Videos                            o        Broadcast e-mail

      o        Press releases                    o        Webinars


      In addition, we have developed domestic and international on-site demonstration capabilities.

FDM SALES ORGANIZATION

      In early 2003, we consolidated our FDM sales organization by structuring sales, service, and marketing into one group. The focus of this new organization is on our high-performance RP systems that feature engineering modeling materials, high quality surface finish, high accuracy and feature detail, and excellent throughput. This group markets, sells and services our Maxum, Titan, Vantage, Eden333 and Prodigy Plus systems.

      The FDM sales organization operates worldwide. In 2003, we increased the efficiency of our dedicated direct sales force in North America by reducing the number of regions from three to two. Both sales management and support were consolidated. Regional sales and service offices continue to be located in Southfield, Michigan and Ontario, California. We further consolidated our North American territory in 2004 by creating a single region managed by a National Sales Manager. This organization will also be responsible for the sale, installation and service of the Eden333 System under our exclusive distribution agreement with Object Geometries Ltd.

      Internationally, our third-party distributors continue to sell and service our FDM products. In 2003, new distributor relationships were established in Taiwan, China, and Latin America. Sales management and technical support were increased to support the growth of our international business. International sales and service centers continue to be located in Frankfurt, Germany, and Bangalore, India.

      We have continued to expand our FDM paid parts business by operating a dedicated FDM system center at our corporate headquarters. An essential objective of this operation is to increase the number of high quality FDM parts in the marketplace, which we believe will support the expansion of our system sales. Various distribution agreements have been established to accomplish the goals of this business.

      In 2004, we expect a continued increased emphasis on the marketing of FDM technology through an integrated sales and marketing program. Our new FDM sales organization will roll out marketing programs throughout 2004, with the expectation that we will create a solid base for expanding our FDM business in the future.

3D PRINTING SALES ORGANIZATION

      In conjunction with the consolidation of our FDM sales organization, we also consolidated our 3D printing sales organization in 2003. A worldwide Director of Sales manages three channel managers in North America as well as our international regional managers for sales of our 3D printers.

      We use a worldwide reseller network to market, sell, and service our 3D printers. Many of our reseller outlets have Dimension and Dimension SST systems that are available for tradeshows, product demonstration, and other promotional activities. As of early 2004, we had approximately 140 reseller locations worldwide. Most resellers enjoy a long-term presence in their respective territories. In addition to the Dimension, most resellers sell and service a 3D solid CAD software package. Most of our North American territories contain a reseller devoted to commercial accounts as well as a different reseller devoted to the education market.

      Dimension can be found at many leading companies. We estimate that 3D printers represented over 50% of all RP systems sold in 2003, and that Dimension accounted for about 60% of all 3D printer systems shipped in 2003.

CUSTOMER SUPPORT

      Our Customer Support department provides on-site system installation and maintenance services and remote technical support to users of our products. We offer services on a time and material basis as well as through a number of post-warranty maintenance contracts with varying levels of support and pricing. Our help desk provides technical support via phone, fax, and e-mail to international customers, distributors, and resellers, and our field service personnel. We supply a toll-free telephone number that our domestic customers can utilize to request technical assistance, schedule service visits, order parts and supplies, or directly contact a manager within the Customer Support department.

      We employ a field service organization that performs system installation, basic operation and maintenance training, and a full range of maintenance and repair services at customer sites. Field representatives have been trained and certified to service all of our products. Representatives are strategically located in regional offices across North America and are equipped with cellular phones and laptop computers. They have remote access to a customer service database containing service history and technical documentation to aid in troubleshooting and repairing systems.

      Customer Support is represented on all cross-functional product development teams within Stratasys to ensure that products are designed for serviceability and to provide our internal design and engineering departments with feedback on field issues. Failure analysis, corrective action, and continuation engineering efforts are driven by data collected in the field. Ongoing customer support initiatives include development of advanced diagnostic and troubleshooting techniques and comprehensive preventative maintenance programs, an expanded training and certification program for technical personnel, and improved communication between the field and the factory.

WARRANTY AND SERVICE

      We provide a 90-day warranty on our commercial systems sold domestically and a one-year warranty on domestic educational sales and systems sold internationally. In addition, we offer annual service and maintenance contracts for our systems. The service contracts include updates of our software programs. Annual service contracts for our systems are priced from $3,000 to $36,000.

MANUFACTURING

      Our manufacturing process consists of the assembly of purchased components. We obtain all parts used in the manufacturing process either from distributors of standard electrical or mechanical parts or from custom fabricators of our proprietary designs. Our suppliers are measured by on-time performance and quality. We currently operate on a build-to-forecast basis.

We purchase major component parts for our FDM and 3D printing equipment from various outside suppliers, subcontractors and other sources and assemble them at our Minnesota facility. Our production floor has been organized using demand-flow techniques ("DFT") in order to maximize efficiency and quality. Using DFT, our production lines are balanced and as capacity constraints arise, we can avoid the requirements of relaying out our production floor. Computer-based Material Requirements Planning ("MRP") is used for reordering to insure on-time delivery of forecasted parts. All operators and assemblers are certified and trained on up-to-date assembly and test procedures. At the completion of assembly, we perform a complete power up and final quality tests to ensure the quality of our products before shipment to customers. The complete final quality tests must be run error free before the system can be cleared for shipment. We maintain a history folder on all products that show revision level configuration and a complete history during the manufacturing and test process. All issues on the system during the manufacturing process are logged and tracked and used to make continuous process improvements of our production processes. Other manufacturing strengths that are incorporated into our new designs are the commonality of designs in our different products and the Design For Manufacturability and Assembly (DFMA) principles.

      We maintain an inventory of most of our necessary supplies, which facilitates the assembly of products required for production. While most components are available from multiple suppliers, certain components used in our systems are only available from single or limited sources. Should our present sole/single source suppliers become inadequate, we would be required to spend a significant amount of time and money researching alternate sources. We consider these suppliers very reliable. Although we believe we maintain adequate inventories of vendor-specific materials, the loss of a supplier of such vendor-specific materials or compounds could result in the delay in the manufacture and delivery of those materials and compounds. The delay could require us to find an alternate source, which would require us to re-qualify the product supplied by one or more new vendors. We consider our relationships with our suppliers to be good.

RESEARCH, DEVELOPMENT AND ENGINEERING

      We believe that ongoing research, development and engineering efforts are essential to our continued success. Accordingly, our engineering development efforts will continue to focus on improvements to the FDM technology and development of new modeling processes, materials, software, user applications and products. We have devoted significant time and resources to the development of a universally compatible and user-friendly software system. We continue to standardize on product platforms, leveraging each new design so that it will result in multiple product offerings that are developed faster and at reduced expense. The FDM Vantage, Prodigy Plus, and Dimension SST products as well as the Catalyst and InSight software products are examples of this successful strategic initiative. For the years ended December 31, 2003, 2002 and 2001, our research, development and engineering expenses were approximately $5,047,000, $4,688,000 and $4,915,000, respectively.

      Our filament development and production operation is located at our facility in Eden Prairie, MN. We regard the filament formulation and manufacturing process as a trade secret and hold patent claims on filament usage in our products.

INTELLECTUAL PROPERTY

      We consider our proprietary technology to be material to the development, manufacture, and sale of our products and seek to protect our technology through a combination of patents and confidentiality agreements with our employees and others. Scott Crump, our President and CEO, was granted the initial patents that cover many claims relating to various aspects of our products, FDM technology and the associated modeling process. The term of one patent lasts until June 9, 2009, and the term of the other lasts until August 23, 2011. The patents have been assigned to us. In addition, other employees have assigned us patents and patent applications for other rapid prototyping processes and apparatuses associated with the FDM process. As part of our purchase of rapid prototyping technology assets from IBM, we were also assigned the rights and title to three patents developed by IBM, which cover the Genisys system and which we believe will further augment several of our other product lines. We recorded these patents domestically and are in the process of recording them in certain foreign countries. The terms of these patents extend until June 7, 2005, April 12, 2011, and May 17, 2011. In total, we currently own 114 U.S. and international patents and patent applications. Other foreign patent applications have also been filed, including the patent applications assigned to us by IBM.

      Our registered trademarks include:

      o        Stratasys, Inc.       o        3D Visualizer              o        FDC

      o        3D Modeler            o        FDM                        o        BMD

      o        QuickSlice            o        AutoGen                    o        FDM Quantum

      o        3D Plotter            o        FDMM                       o        Genisys


      Other trademarks include:

      o        FDM Maxum             o        FDM Titan                 o        Dimension

      o        BASS                  o        3D Printer                o        BuildFDM

      o        Catalyst              o        Prodigy                   o        FDM Vantage

      o        InSight               o        WaterWorks                o        Dimension SST

      o        Prodigy Plus          o        SupportWorks


      Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have also been filed in Japan and the European Community.

      We have also registered the following Internet domain names:

      o        prototype.com                        o        webmodeling.com

      o        webprototypes.com                    o        3D-fax.com

      o        3DPrinter.com                        o        Stratasys.com

      o        Dimensionprinting.com


BACKLOG

      Our total backlog of system orders at December 31, 2003 was approximately $4,500,000, as compared with approximately $3,200,000 at December 31, 2002. We estimate that most of our backlog will ship in the first half of 2004.

COMPETITION

      We compete in a marketplace that is still dominated by conventional methods of model-making and prototype development. Machinists and engineers working from blueprints or CAD files and using machining or manual methods generally perform the prototype development and fabrication. We believe that there is currently no other commercial producer of 3D modeling devices that uses a single-step, non-toxic technology similar to our FDM technology. Most of the 3D printing and other RP systems manufactured by our competitors involve additional post-processing steps, such as curing the part after construction of the model or prototype. Our FDM technology does not rely on the laser or light technology used by other commercial manufacturers in the RP industry.

         Our competitors employ a number of different technologies in their RP devices. 3D Systems, D-MEC, Mitsui and Teijin Seiki Co. use stereolithography in their products. 3D Systems introduced the first rapid prototyping product. We believe that 3D Systems has accounted for approximately 28% of RP units sold to date. 3D Systems and EOS GmbH produce machines that use selective laser sintering ("SLS") to harden powdered material. Z Corp. uses inkjet technology to sinter powdered materials. Sanders Prototype, Inc., Solidscape, 3D Systems and Object Geometries have developed prototyping systems that use inkjet technology to deposit wax material layer by layer. A smoothing or milling process is required between each deposited layer to maintain accuracy in these processes. Perfactory utilizes a photopolymer mask and a light process to build models. Solidimension Ltd. uses plastic sheet lamination that involves adhesives and multiple sheets of polyvinyl chloride (PVC) to build models. We believe that our FDM technology has important advantages over our competitors' products. These advantages include:

      o     the ability to be used in an office environment

      o     the availability of multiple production-grade modeling materials

      o     a one-step modeling process

      o     low acquisition price

      o     ease of use

      o     automated support removal

      Certain of our competitors have greater financial and marketing resources than we have. We believe that in both 2002 and 2003 we shipped more units than any other company in the RP industry, and that we were the second largest in terms of revenue. Based on data and estimates presented in the 2003 Wohler's Report, we estimate that we recorded approximately 40% of total units shipped in the industry in 2003.

EMPLOYEES

      As of March 6, 2004, we had 225 full-time employees and four subcontractors or temporary employees. While we have separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and we have not experienced a work stoppage. We believe our employee relations are good.

GOVERNMENTAL REGULATION

      We are subject to various local, state and federal laws, regulations and agencies that affect businesses generally. These include:

      o regulations promulgated by federal and state environmental and health agencies

      o     the federal Occupational Safety and Health Administration

      o laws pertaining to the hiring, treatment, safety and discharge of employees

AVAILABLE INFORMATION

      We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Stratasys) file electronically with the SEC. The SEC's website is www.sec.gov.

      Our website is www.stratasys.com. We make available free of charge through our Internet site, via a link to the SEC's website at www.sec.gov, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of our directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

      We make available on www.stratasys.com our most recent annual report on Form 10-K, our quarterly reports on Form 10-Q for the current fiscal year and our most recent proxy statement, although in some cases these documents are not available on our site as soon as they are available on the SEC's site. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in PDF format. If you do not have Adobe Acrobat, a link to Adobe's Internet site, from which you can download the software, is provided. The information on our website is not incorporated by reference into this report.

FINANCIAL INFORMATION ABOUT OPERATIONS IN THE UNITED STATES AND OTHER COUNTRIES

      The information required by this item is incorporated by reference to our Financial Statements included elsewhere in this report. (See Part IV, Item 15,
Note 13.)

ITEM 2. PROPERTIES.

      Our executive offices and production facilities presently comprise approximately 89,856 square feet in two adjacent buildings in Eden Prairie, Minnesota, near Minneapolis. We occupy a 27,756 square foot facility under a lease that expires on July 31, 2007. Current monthly base rent on this facility is $16,261, which will decrease in August 2004 to $13,375 per month. This facility is used for R&D, administrative, marketing, and sales activities.

      On August 1, 2001, we purchased our Eden Prairie manufacturing facility and land for approximately $2,990,000. We had previously leased this facility since October 1996, and prior to 2002 had subleased approximately 25% of this facility. The facility consists of 62,100 square feet, and is used for machine assembly, filament production, inventory storage, operations, sales support, and administration. The facility was subject to a mortgage agreement with a bank that provided a loan of $2,287,500. Monthly payments on this loan were $18,396, and the loan was collateralized by the property. In October 2003, we paid off the mortgage.

      In March 2004, we entered into an agreement to purchase an additional 40,00 square feet manufacturing facility for approximately $1,230,000. The facility is located near our current manufacturing facility in Eden Prairie, Minnesota, and will be used for filament manufacturing and paid parts.

      We opened two regional sales offices in 1997. We occupy 2,889 square feet of space in Southfield, Michigan, a suburb of Detroit. We renewed this lease in June 2001 for a three-year term that expires on June 14, 2004. Base monthly rent under this lease is $5,176, which increased to $5,297 per month for a one-year period commencing in June 2003. We also occupy 2,504 square feet of space in Ontario, California. We renewed this lease on September 1, 2002, for a two year period expiring on August 31, 2004. Monthly base rent on this facility was $3,405 through August 2003, and increased to $3,505 per month for the remainder of the lease. We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at these facilities.

      In November 1997, our German subsidiary entered into a lease to occupy 4,360 square feet of space in Frankfurt, Germany. We renewed the lease in November 2002 for a period of three years, with base monthly rent of approximately (euro)5,700.00.

ITEM 3. LEGAL PROCEEDINGS.

      We are not a party to any pending legal or administrative proceeding, and our property is not subject to any such proceeding, other than actions arising in the ordinary course of our business, which we believe are not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

      No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

      Our common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System National Market ("Nasdaq") under the symbol SSYS and is traded on The Pacific Exchange Inc. under the symbol SAS.

      The following table sets forth the high and low closing sale prices of our common stock for each quarter from January 1, 2002 through the fiscal year ended December 31, 2003 reported on the Nasdaq National Market system, as adjusted, where appropriate, to reflect the 3-for-2 stock split in the form of a stock dividend which became effective in December 2003.


                                                           HIGH            LOW
                                                         ---------       -------
                                                         CLOSING SALE PRICES ($)
                                                         -----------------------
Fiscal Year Ended December 31, 2003

January 1, 2003 - March 31, 2003                            8.894           5.62

April 1, 2003 - June 30, 2003                               24.44          8.527

July 1, 2003 - September 30, 2003                          36.533         19.787

October 1, 2003 - December 31, 2003                        38.733          21.50


Fiscal Year Ended December 31, 2002

January 1, 2002 - March 31, 2002                            6.787           4.02

April 1, 2002 - June 30, 2002                                6.06           3.82

July 1, 2002 - September 30, 2002                            5.24           3.00

October 1, 2002 - December 31, 2002                          6.48          2.633


      There were approximately 100 stockholders of record of our common stock as of March 8, 2004.

DIVIDENDS

      We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. We intend to retain earnings, if any, to support the growth of our business.

SHARES ISSUABLE UNDER EQUITY COMPENSATION PLANS

      The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2003:

                                                                                           Number of securities
                                                                                          remaining available for
                               Number of securities to be   Weighted-average exercise      future issuance under
                                 issued upon exercise of       price of outstanding      equity compensation plans
                                  outstanding options,        options, warrants and        (excluding securities
                                   warrants and rights                rights             reflected in column (a))
                                           (a)                         (b)                         (c)
                               --------------------------   -------------------------      ---------------------
Equity compensation plans
approved by security holders             882,355                      $12.44                      938,108

Equity compensation plans
not approved by security
holders                                  234,000                      $23.65                        --
                               --------------------------   -------------------------      ---------------------

Total                                   1,116,355                     $14.79                      938,108

      In separate arrangements, we granted warrants to purchase 225,000 shares to investors in an August 2003 private placement and a warrant to purchase 9,000 shares to an engineering consultant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

      The selected consolidated financial data as of and for the five-year period ended December 31, 2003, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2003, and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                       YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     2003          2002           2001          2000          1999
                                                   -------       -------        -------       -------       -------
STATEMENT OF OPERATIONS DATA:
Sales.......................................       $50,890       $39,808        $37,572       $35,611       $37,587

Gross Profit................................        32,782        24,366         23,001        21,948        24,675

Selling, general and administrative
expenses....................................        18,993        16,065         14,598        15,233        15,611

Research and development....................         5,047         4,688          4,915         6,367         6,583

Operating income ...........................         8,742         3,613          3,488           349         2,481

Net income..................................         6,156         3,111          2,513           988         2,144

Net income per basic share..................          $.68         $0.39          $0.31         $0.12         $0.25

Weighted average basic shares
outstanding.................................         9,051         8,005          8,193         8,291         8,664

Net income (loss) per diluted share.........          $.64         $0.37          $0.31         $0.11         $0.25

Weighted average diluted shares outstanding.         9,679         8,392          8,239         8,526         8,669

BALANCE SHEET DATA

Working Capital.............................       $60,856       $23,741        $21,594       $20,014       $19,567

Total Assets................................        84,100        43,600         41,951        37,582        37,113

Long term debt (less current position)......           -0-         2,157          2,216           130           318

Stockholders' equity........................        73,896        32,766         31,303        29,226        28,783



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      We develop, manufacture, and market a family of rapid prototyping ("RP") devices, which includes our 3D printing systems, that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. In 2003, our sales grew by almost 28% on a 50.5% increase of units shipped. We successfully implemented our strategy to address the needs of both the high-performance and 3D printing ends of the market. Our growth was derived from a number of industries, including consumer products, electronics, general manufacturing, medical, automotive, and aerospace. Educational institutions, government agencies, and service bureaus were also significant markets for us.

      Our strategy in 2003 was to expand our position in the 3D printing market through increased sales of Dimension, our low-cost 3D printer. In 2003, the unit growth rate of Dimension was 68%, which contributed to a 67% increase in revenues from that product as compared with 2002. We believe that we shipped more 3D printers than other company in the world in 2003. Our strategy also included the expansion of our position in the RP market through the growth of our high performance systems, represented principally by our Titan, Maxum, Vantage, and Prodigy Plus systems. In 2003, unit and revenue growth of these products amounted to 19.3% and 9.1%, respectively. Total net unit shipments in 2003 amounted to 691 systems, an increase of 50.5% compared with the 459 net units shipped in 2002. We believe we shipped more total RP systems than any other company in the world in 2003.

      As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. These represent recurring revenue for us. In 2003, total non-system revenue increased by 31.3%, due principally to growth in our consumable and paid parts businesses.

      Our 2003 strategy also called for us to slow the growth of our operating expenses, with the intent to improve our operating margins as compared with those recorded in 2002. While our total revenues increased by 27.8% to $50,889,861 from $39,807,889 in 2002, our operating expenses grew by only 15.8%, or $3,286,850, as compared with 2002. This had the effect of increasing operating margins by almost 142% over those recorded in 2002. We will continue to focus on our operating expenses in 2004, with the intent to improve our operating profits beyond those reported in 2003. We cannot, however, ensure that we will be successful.

      In 2003, our research and development ("R&D") group finished development of a new RP system, a new modeling material, and new throughput and software enhancements. We introduced and began shipping FDM Vantage in July 2003. In May 2003, we introduced a specialty thermoplastic material, polyphenylsulfone ("PPSF"), for Titan. In December, we announced significant throughput enhancements for Titan. And in February 2004, we introduced Dimension SST at a price of $34,900 and further reduced the price of our Dimension from $29,900 to $24,900. At $24,900, Dimension is among the least expensive 3D printers in the market. The R&D group and a cross-functional team of other disciplines were responsible for also reducing the material and labor costs of the Dimension and Dimension SST in 2003, with further cost reductions on this platform expected in the later part of 2004. While R&D expense in 2003 increased by $359,534, or 7.7%, to $5,047,207, it declined to 9.9% of sales from 11.8% in 2002.

      Primarily due to system sales of Dimension and Titan, coupled with higher consumable revenue, net revenue in the fourth quarter of 2003 increased to $15,239,786 from $11,271,417 in the comparable 2002 period. The revenue we recognized in the fourth quarter was a record for us. Net unit shipments in the fourth quarter of 2003 increased to 226 systems from 141 systems in the fourth quarter of 2002, also a record. Total bookings in the quarter exceeded our plan, and our backlog increased to approximately $4,500,000 as compared with approximately $3,200,000 at the end of 2002. The growth in backlog was largely due to the strong demand for Dimension systems, as well as the result of our receipt of a $1,500,000 order that was received in late December. This was the largest order in our history.

      Our 2003 growth strategy was accomplished without negatively impacting our balance sheet. In fact, we ended 2003 with no debt, a cash balance of approximately $44,500,000, and a current ratio of 7:1. In 2003, our cash flow from operations amounted to almost $4,500,000, after achieving cash flow from operations of almost $7,000,0000 in 2002. While our cash position has been bolstered by successful operations, a significant portion of the increase in our cash position was due to a private financing that raised $29,438,131, net of expenses, through the issuance of common stock and warrants in August 2003. In short, we have a very strong balance sheet and cash position to fund our 2004 growth strategy.

      Our strategy in 2004 will be to continue to expand our penetration of the 3D printing market with our legacy Dimension and new Dimension SST systems. Additionally, our high productivity business, principally represented by Titan and Vantage systems, should also contribute to our growth, albeit at a lower rate. Finally, recurring revenue, driven by our growing installed base, should be poised for significant growth opportunities.

      We anticipate that our expenses will increase in 2004 over the amounts reported in 2003, but that our revenue growth will exceed that of the growth of our expenses. This should allow for increased operating profits in 2004 as compared with 2003. We believe that the 3D printing market represents a significant growth area and that Dimension and Dimension SST will continue to have a significant positive impact on our 2004 results and beyond. However, we remain fully committed to the growth of our historic core business, which is currently served by our Titan, Vantage, Prodigy Plus, and Maxum systems. We also believe that the service, consumable, and maintenance revenues derived from our installed base of systems will improve over the results attained in 2003. Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our ability to implement our strategy for 2004 is subject to numerous uncertainties, many of which are described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned "Forward Looking Statements and Factors That May Affect Future Results of Operations." We cannot ensure that our efforts will be successful.

      Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Whereas our backlog as of December 31, 2003 was significantly larger than our backlog as of December 31, 2002, it would not be sufficient to meet our budgeted revenue targets should new system orders in 2004 decline. These and other factors may lead to reduced operating and gross profits as compared with the results reported in 2003.

      We believe that most of the manufacturers of RP systems, including 3D printers, in the RP industry grew by between 5-30% in 2003. However, the largest company in the industry reported declining revenue in 2003. This should have the effect of reducing total industry growth to between 0-20% in 2003. We believe that 3D printers accounted for more than 40% of the all RP systems shipped in 2003. Furthermore, we believe that 3D printing is the fastest growing component of the RP market, and that our Dimension and Dimension SST systems, based upon price and performance, are positioned to capture an increased share of this market. We believe that there is a long-term trend toward lower-priced 3D printing systems capable of producing functional prototypes. This pricing trend should lead to growth as companies continue to address in-house rapid prototyping and 3D printing needs. Certain market segments in the industry have not demonstrated significant pricing sensitivity. These segments are more interested in modeling envelope size, modeling material, throughput, part quality, and part durability. Rapid manufacturing and rapid tooling, markets that value the above-mentioned attributes, should allow for growth to continue for higher priced RP systems such as our Maxum, Titan, and Vantage systems that address these needs.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2002

      The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.


                                                           For the twelve months
                                                             ended December 31,

                                                             2003          2002
                                                             ----          ----

Net sales                                                   100.0%        100.0%

Cost of sales                                               35.6 %         38.8%

Gross margin                                                64.4 %         61.2%

Selling, general, and administrative expenses                37.3%         40.3%

Research & development expense                                9.9%         11.8%

Operating income                                             17.2%          9.1%

Other income                                                   .8%          0.7%

Income before taxes                                          18.0%          9.8%

Income taxes                                                  5.9%          2.0%

Net income                                                   12.1%          7.8%

NET SALES

      Net sales for the twelve months ended December 31, 2003, were $50,889,861, compared with net sales of $39,807,889 for the twelve months ended December 31, 2002. This represents an increase of $11,081,972, or 27.8%. Dimension, Prodigy Plus, and Titan sales were very strong in 2003, and recorded unit growth rates of 68%, 62%, and 24%, respectively. We also commenced multiple shipments of the Eden333 system, a product that we distribute in North America for Objet Geometries. Revenues derived from our older Benchtop platform, however, declined in 2003 as compared with 2002, and we phased out systems based on that platform in 2003. Revenues from consumables and services other than maintenance also increased significantly in the twelve months ended December 31, 2003 as compared with the same 2002 period. Consumable revenue was enhanced by the larger installed base of systems.

      North American sales, which include Canada and Mexico, accounted for approximately 59% of total revenue in the twelve months ended December 31, 2003, as compared with approximately 54% in the twelve months ended December 31, 2002. Sales of systems were considerably higher in the North American region in 2003, unlike 2002 when international system sales were higher. Total North American sales, which include systems, services, and consumables, grew by almost 41% as compared with international sales growth of approximately 13%. Our coastal region recorded the highest revenues in 2003, while the central region, dominated by the automotive industry, continued to be weak. Internationally, our Asia Pacific region, which comprises Japan, China, the Far East and India, recorded revenues that amounted to approximately 21% of total sales. Europe accounted for approximately 19% of total revenue for the twelve months ended December 31, 2003, and displayed weakness for much of the year. We believe that sales into our Asia Pacific and North American regions will remain strong throughout 2004, and that Europe will improve only slightly. However, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

GROSS PROFIT

      Gross profit improved to $32,782,281, or 64.4% of sales, in the twelve months ended December 31, 2003, compared with $24,366,441, or 61.2% of sales, in the comparable period of 2002. This represents an increase of $8,415,840, or 34.5%. Gross profit increased due to higher revenues, material and labor cost reductions to both Dimension and Prodigy Plus systems, control over our fixed overhead costs, and a favorable mix of higher margin Titan and Vantage products and increased consumable revenue. Gross margins were negatively impacted by the high percentage of Dimension systems sold, new sales of the Eden 333, and write-offs of inventory principally related to the discontinuation of older products such as our Benchtops and FDM 8000 systems. These write-offs and inventory adjustments increased year-over-year by approximately $480,000, and occurred throughout the year. However, the fourth quarter was impacted by a slightly higher amount as we have refined our methodology to determine future inventory needs for discontinued products that are under maintenance contracts. For further information, see the section below captioned "Critical Accounting Policies".

OPERATING EXPENSES

      SG&A expenses increased to $18,992,636 for the twelve months ended December 31, 2003, from $16,065,320 for the comparable period of 2002. This represents an increase of $2,927,316, or 18.2%. We incurred significant expenses in 2003 for due diligence and promotional activities related to the Objet distribution arrangement. These expenses were mostly incurred in the second half of the year. Our expenses for Dimension channel development were also higher in 2003 as compared with 2002. Variable commissions, incentives, and travel expenses were higher in the 2003 period as a result of increased revenues. Our investor relations expense was also significantly higher in 2003 than in 2002.

      R&D expenses increased to $5,047,207 for the twelve months ended December 31, 2003 from $4,687,673 for the twelve months ended December 31, 2002. This amounted to an increase of $359,534, or 7.7%. On higher revenues, R&D expenses decreased as a percentage of sales to 9.9% in the twelve months ended December 31, 2003, from 11.8% in the 2002 period. Higher contract labor and professional fees accounted for much of the increase, as we outsourced certain functions. While we remain committed to maintaining R&D to design new products and materials, to reduce costs on existing products, and to improve the quality and reliability of all of our platforms, we have had an on-going objective to control spending levels. As such, R&D expenses in 2004 should increase slightly from the levels of 2003, which should have the effect of reducing R&D expenses as a percentage of revenue.

OPERATING INCOME

      For the reasons cited above, our operating income for the twelve months ended December 31, 2003 amounted to $8,742,438, or 17.2% of sales, compared with operating income of $3,613,448, or 9.1% of sales, for the twelve months ended December 31, 2002. This represents an increase of $5,128,990, or almost 142%.

OTHER INCOME

      Other income netted to $402,375 in the twelve months ended December 31, 2003 compared with other income of $288,436 in the comparable 2002 period. Interest income increased to $231,040 in the current twelve-month period, compared with $146,419 in the twelve-month period of 2002. The increase in interest income was primarily due to significantly higher average cash balances, but negatively impacted by declining interest rates. Interest expense, primarily due to the mortgage on our manufacturing facility, declined to $123,924 in the twelve months ended December 31, 2003 from $178,431 in the same period of 2002. We paid off the mortgage in late 2003. In the twelve months ended December 31, 2003, we recognized income from foreign currency transactions related to the euro of 342,877, which compared with income on foreign currency transactions related to the euro of $320,448 in the same period of 2002.

INCOME TAXES

      Income tax expense amounted to $2,989,299, or 5.9% of sales, in the twelve months ended December 31, 2003, compared with $791,102, or 2% of sales, for the twelve months ended December 31, 2002. The effective tax rate for 2003, which benefited from the utilization of R&D tax credits, amounted to 32.7% compared with an effective tax rate of 20.3% in 2002. The fourth quarter of 2003 was particularly impacted by an adjustment to our effective tax rate, with the adjustment amounting to approximately $500,000. This fourth quarter adjustment was made because our operating income for the year was significantly higher than projected in the first three quarters; the adjustment of the tax benefit of the foreign sales corporation exclusion, R&D tax benefits and credits being less than anticipated; and the elimination of the estimated tax benefit resulting from disqualifying dispositions of shares acquired through the exercise of stock options, which should have been included in additional paid in capital. We believe that our effective tax rate should range between 32% and 34% in 2004.

NET INCOME

      For the reasons cited above, our net income for the twelve months ended December 31, 2003, amounted to $6,155,514, or 12.1% of sales, compared with net income of $3,110,782, or 7.8% of sales, in the comparable 2002 period. This resulted in earnings per diluted common share of $.64 in the twelve months ended December 31, 2003, compared with earnings per diluted common share of $.37 for the comparable period ended December 31, 2002. In 2003, the number of diluted weighted average shares outstanding increased to 9,679,435, due mostly to a 3:2 stock split that was effective in December 2003. The corresponding earnings per share and weighted average shares outstanding have been adjusted in the 2003 and 2002 periods to account for this.

TWELVE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 2001

      The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.


                                                           For the twelve months
                                                              ended December 31,

                                                             2002          2001
                                                             ----          ----

Net sales                                                   100.0%        100.0%
Cost of sales                                               38.8 %         38.8%
Gross margin                                                61.2 %         61.2%
Selling, general, and administrative expenses                40.4%         38.9%
Research & development expense                               11.8%         13.1%
Operating income                                              9.1%          9.3%
Other income                                                   .7%          0.1%
Income before taxes                                           9.8%          9.4%
Income taxes                                                  2.0%          2.7%
Net income                                                    7.8%          6.7%



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

OPERATING EXPENSES

      SG&A expenses increased to $16,065,320 for the twelve months ended December 31, 2002, from $14,597,862 for the comparable period of 2001. This represents an increase of $1,467,458, or 10.1%. Variable commissions, incentives, and travel expenses were higher in the 2002 period as a result of increased revenues. Marketing, promotional, and sales expenses associated with the Dimension product launch also accounted for the increase in SG&A expenses for the twelve months ended December 31, 2002 as compared with the twelve months ended December 31, 2001. Additionally, bad debt expense in the 2002 period exceeded $280,000 compared with no bad debt expense in the 2001, principally the result of a customer's bankruptcy in early 2002 and a fourth quarter adjustment to increase our allowance for doubtful accounts to $338,893.

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

LIQUIDITY AND CAPITAL RESOURCES

      We have increased our cash and cash equivalents balances to $44,544,431 at December 31, 2003, from $14,193,590 at December 31, 2002, and $10,211,398 at
December 31, 2001. The net cash provided by our operating activities over the past three years has amounted to approximately $17,732,000, principally derived from net income and working capital management.

      In 2003, net cash provided by our operating activities amounted to $4,490,484, compared with $6,997,129 in 2002 and $6,244,376 in 2001. The principal source of cash from our operating activities has been our net income, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories and accounts receivable. Our net accounts receivable balances increased to $15,788,095 in 2003 from $10,640,451 in 2002, principally due to significantly higher fourth quarter revenue. Additionally, shipments in the fourth quarter of 2003 were more heavily back-ended than in the prior year's fourth quarter. Through February 27, 2004, we have collected approximately $11,860,000 of our outstanding account receivables. Throughout 2003, we introduced tighter controls in our credit and collections areas. Some of our international distributors, however, have continued to carry high balances, some of which have exceeded our normal terms. These delays in payment have adversely impacted our days sales outstanding ("DSO"). Nevertheless, DSO's have declined over the past three years, from 115 days in 2001 to 96 days in 2003.

      For the years ended December 31, 2001, 2002, and 2003, our inventory balances have declined to $6,877,582, $6,537,446, and 6,423,658, respectively. We have instituted better inventory management, but recognize that we have opportunities to make considerably more improvement to reduce overall inventory and improve turns. Over the three-year period, inventory turns have improved to
2.4 in 2003 from 2.0 in 2002. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations. As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain inventory spares. With the introduction of these new products, older products are discontinued but certain inventory is still required to fulfill our service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned "Critical Accounting Policies".

      Investments in sales-type leases used cash of $1,286,574 in 2003 and none in the preceding years. In mid-2003 we introduced a leasing program that was principally designed for the Dimension product. The program successfully enabled us to offer an attractive leasing solution to more than 40 accounts. We will continue to offer this program, and intend to broaden it to include more customers interested in our high-performance systems.

      Prepaid expenses used cash of $1,889,019 in 2003 as compared with $361,899 in 2002. Much of the increase was due to higher prepaid income taxes as well as advanced payments associated with our Objet distributor agreement.

      Our investing activities used cash of $4,430,924, $1,166,723, and $4,429,215 in the twelve months ended December 31, 2003, 2002, and 2001, respectively. Property and equipment acquisitions totaled $2,339,561, $602,711, and $3,928,177 in 2003, 2002, and 2001, respectively. Much of the capital expenditures in 2003 were for equipment required by the fastest growing components of our business, including consumable manufacturing and paid parts. In March 2004, due to the anticipated growth requirements for these two lines of our business, we purchased a 40,000 sq.ft. building near our current manufacturing facility for approximately $1,230,000. We will pay for the building with current cash balances prior to April 2004, and should incur additional costs of approximately $300,000 to make improvements to the facility. Over the three-year period ended December 31, 2003, our other principal capital expenditures were for manufacturing or engineering development equipment, tooling, and leasehold improvements, and for the acquisition of computer systems and software applications. Payments for intangible assets, including patents and capitalized software, amounted to $516,363, $564,012, and $501,038 for the years ended December 31, 2003, 2002,and 2001, respectively. In 2003, we used cash to purchase investments of approximately $1,575,000. These investments are in certificates of deposit that are covered by FDIC insurance and that range in maturities from 4 months to 4 years.

      Our financing activities provided cash of $30,306,097 and $1,670,346 in the twelve months ended December 31, 2003 and 2001, respectively, and used cash of $1,840,626 in 2002. In 2003, net proceeds from the sale of 1,000,000 shares of our common stock provided cash of $29,438,131. In conjunction with this transaction, we issued warrants to purchase 225,000 shares of our common stock. The proceeds from the exercise of 478,250 stock options provided cash of $3,086,328 in 2003. In 2002, the proceeds from the exercise of stock options amounted to $2,085,288. We paid off the mortgage in our manufacturing facility in 2003, which used cash of $2,218,362. In 2001 we had financed this purchase with a mortgage that provided cash of $2,287,500. In 2002 and 2001, we used cash of $3,742,979 and $449,439, respectively, to purchase shares on the market under our stock buyback program.

   For 2004, we expect to use our cash as follows:

      o     for the purchase and improvement of our new manufacturing facility;

      o     for the continuation of our leasing program;

      o     for working capital purposes;

      o for improvements and upgrades to our existing manufacturing facility;

      o     for new product and materials development;

      o     for sustaining engineering;

      o for the acquisition of equipment, including production equipment, tooling, and computers;

      o     for the purchase of intangible assets, including patents;

      o for increased selling and marketing activities, especially as they relate to the continued Dimension market and channel development as well as the Eden333 market development; and

      o     for acquisitions and/or strategic alliances.


While we believe that the primary source of liquidity during 2004 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

      As of December 31, 2003, we had gross accounts receivable of $16,555,462, less an allowance of $767,367 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. Certain customers, especially those that purchased our Maxum or Titan systems, continue to carry high balances. Additionally, at December 31, 2003, large balances were concentrated with certain international distributors, and some of these balances exceed our payment terms. Default by one or more of these distributors or customers could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned "Critical Accounting Policies."

      Our total current assets amounted to $71,059,842 at December 31, 2003, the majority of which consisted of cash and cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $10,204,017. We have no debt, having paid off our mortgage in 2003. We estimate that we will spend approximately $4,000,000 in 2004 for property and equipment, which includes the purchase of another manufacturing facility mentioned above. As of December 31, 2003, we estimate that material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending December 31, 2004, amounts to approximately $2,700,000. We intend to finance these purchases from existing cash or from cash flows from operations.

INFLATION

      We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

FOREIGN CURRENCY TRANSACTIONS

      We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the year ended December 31, 2003, income from foreign currency translations amounted to approximately $342,900, whereas in the comparable 2002 period we reported income from foreign currency translations of approximately $320,400. In the year ended December 31, 2003, we hedged approximately (euro)1,000,000 of our accounts receivable that were denominated in euros. The hedge resulted in a currency translation loss of approximately $236,000 for this period. We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2004, and will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

      We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, if we had used different assumptions or different conditions existed, our financial condition or results of operations could have been materially different. The critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our financial statements are listed below.

REVENUE RECOGNITION

      We recognize revenue when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectability is reasonably assured. Revenue from system sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Revenue from sales-type leases is recognized at the time of lessee acceptance, which follows installation. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. This has had the effect of deferring, as of December 31, 2003, approximately $1,400,000 of revenue that will be recognized in future periods.

      We assess collectability as part of the revenue recognition process. We evaluate a number of factors to assess collectability, including an evaluation of the credit worthiness of the customer, past payment history, and current economic conditions. If it is determined that collectability cannot be reasonably assured, we would decline shipment, request a down payment, or defer recognition of revenue until ultimate collectability is more determinable.

      We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. We have no history as to potential returns under our lease programs. We will monitor our lease sales in the future, and if necessary will record a provision for returns on leased systems. As of December 31, 2003, our allowance for returns was $198,481, unchanged from the balance as of December 31, 2002.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      While we evaluate the collectability of a sale as part of our revenue recognition process, we must also make judgments regarding the ultimate realization of our accounts receivable and notes receivable balances. A considerable amount of judgment is required in assessing the realization of these receivables, including the aging of the receivables and the creditworthiness of each customer. We may not be able to accurately and timely predict changes to our customer's financial condition. For example, in 2002, a customer's unanticipated bankruptcy resulted in our recording additional bad debt expense of approximately $200,000. In 2003, we did not experience a large write-off, and directly wrote-off smaller balances that in the aggregate amounted to under $95,000. If a customer's financial condition should suddenly deteriorate, calling into question our ability to collect the receivable, our estimates of the realization of our receivables could be adversely affected. We might then have to record additional allowances for doubtful accounts, which could have an adverse effect on our results of operations in the period affected.

      Our allowance for doubtful accounts is adjusted on a quarterly basis using two methods. First, our overall reserves are based on a percentage applied to certain aged receivable categories that are predominately based on historical bad debt write-off experience. Then, we make an additional evaluation of overdue customer accounts, for which we specifically reserve. In our evaluation we use a variety of factors, such as past payment history, the current financial condition of the customer, and current economic conditions. We also evaluate our overall concentration risk, which assesses the total amount owed by each customer, regardless of its current status. Certain of our international distributors have carried large balances that have become overdue. While these distributors have paid down their balances and are still considered performing, we have either converted certain of these accounts receivable to notes receivables (some of which are collateralized), or placed distributors on payment plans that strictly limit the amount of new business that we will honor unless they adhere to the payment plans. A default by one or more of these distributors could have a material effect, ranging from $200,000 to $700,000, on our reported operating results in the period affected. As of December 31, 2003, our allowance for doubtful accounts amounted to $568,886, an increase from the December 31, 2002, balance of $338,893.

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

      Some of our inventory is returned to us by our customers and refurbished. This refurbished inventory, once fully repaired and tested, is functionally equivalent to new production and is utilized to satisfy many of our requirements under our warranty and service contracts. Upon receipt of the returned material, this inventory is recorded at a discount from original cost, and further reduced by estimated future refurbishment expense. While we evaluate this service material in the same way as our stock inventory (i.e., we periodically test for obsolescence and excess), this inventory is subject to changing demand that may not be immediately apparent. Adjustments to this service inventory, following an obsolescence or excess review, could have an adverse effect on our reported financial condition in the period when the adjustments are made. In 2003, we began to review the requirements for service inventory for discontinued products using the number of active maintenance contracts per product line as the key determinant for inventory levels and composition. A sudden decline in the number of customers renewing service agreements in a particular period could lead to an unanticipated write down of this service inventory for a particular product line.

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

      Our provision for income taxes is based on our effective income tax rate. The effective rate is highly dependent upon a number of factors, including our total earnings, the geographic location of sales, the availability of tax credits, and the effectiveness of our tax planning strategies. We monitor the effects of these variables throughout the year and adjust our income tax rate accordingly. However, if our actual results differ from our estimates, we could be required to adjust our effective tax rate or record a valuation adjustment on our deferred tax assets. This could have an adverse effect on our financial condition and results of operations.

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

      These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we:

      (1) will be able to continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

      (2) will be able to successfully develop the 3D printing market with our Dimension and Dimension SST products, and that the market will accept these products;

      (3) will be able to maintain our revenues and gross margins on our present products;

      (4)   will be able to control our operating expenses;

      (5) will be able to expand our manufacturing capabilities to meet the expected demand generated by Dimension, Dimension SST, paid parts, and our consumable products;

      (6) will be able to successfully and profitably distribute and service the Eden333 product line that is governed by our distributor agreement with Objet Geometries;

      (7) will be able to successfully commercialize PPSF and other new materials, and that the market will accept these new materials;

      (8) will be able to successfully develop, introduce, and commercialize Triplets, and that the market will accept this product;

      (9) will be able to procure components from alternative sources, if we are unable to procure such components from a single source vendor; and

     (10) will be able to retain and recruit employees with the necessary skills to produce, develop, market, and sell our products.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      Our cash and cash equivalent investments are exclusively in short-term money market, auction rate certificates, and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in certificates of deposit that bear interest at fixed rates of 1.35% to 3.25%. An immediate 10% change in interest would have no material effect on our financial condition or results of operations.

FOREIGN CURRENCY EXCHANGE RATE RISK

      We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $150,000 for the continued maintenance of our European facility. Throughout 2003 we hedged (euro)1,000,000 of our accounts receivable balances that were denominated in euros. A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by between $100,000 and $300,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information that appears following Item 15 of this report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      We did not have any changes in or disagreements with our accountants on accounting and financial disclosure.

ITEM 9A. CONTOLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2004.

ITEM 11. EXECUTIVE COMPENSATION.

      Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2004.

ITEM 14: PRINCIPAL ACCOUNTANTS FEES AND SERVICE

      Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Documents

      1.    Financial Statements --

        Independent Auditors Report...................................................................        F-1
        Consolidated Balance Sheets December 31, 2003 and 2002........................................        F-2
        Consolidated Statements of Operations Years Ended December 31, 2003, 2002 and 2001............        F-3
        Consolidated Statements of Stockholders' Equity Years Ended December 31, 2003, 2002 and 2001..        F-4
        Consolidated Statements of Cash Flows Years Ended December 31, 2003, 2002 and 2001............        F-5
        Notes to Consolidated Financial Statements....................................................        F-7

      2.    Financial Statement Schedule --

        Schedule II-- Valuation and Qualifying Accounts and Reserves..................................       F-22


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

3.    Exhibits

EXHIBIT
  NO.          DESCRIPTION
--------       -----------------------------------------------------------------

3.1            Restated Certificate of incorporation of the Company.(3)

3.2            Amendment to Certificate of Incorporation of the Company.(6)

3.3            By-Laws of the Company.(1)

4.1 Form of Warrant, dated August 22, 2003, issued to Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (18)

4.2 First Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (18)

4.3 Second Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (18)

4.4 Form of Warrant, dated August 22, 2003, issued to Smithfield Fiduciary LLC and Cranshire Capital, L.P. (18)

4.5 First Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Smithfield Fiduciary LLC and Cranshire Capital, L.P. (18)

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

10.8           Stratasys, Inc. 1998 Incentive Stock Option Plan.(10)

10.9 Asset Purchase Agreement between the Company and IBM dated January 1, 1995.(4)

10.10          Stratasys, Inc. 2000 Incentive Stock Option Plan.(13)

10.11          Stratasys, Inc. 2002 Long-Term Performance and Incentive
               Plan.(15)

10.12 Equipment Lease Agreement between the Company and IBM dated January 1, 1995.(4)

EXHIBIT
  NO.          DESCRIPTION
--------       -----------------------------------------------------------------

10.13 Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects.(7)

10.14 Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects.(7)

10.15          Assignment, dated June 1, 1994, from S. Scott Crump, James W.
               Comb, William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling.(7)

10.16 Lease between the Company and Welsh Edenvale Partners `86, dated October 9, 1992.(1)

10.17 Amendment #4 to Lease between the Company and Welsh Edenvale Partners `86, dated October 9, 1992, between the Company and Carpenter Land Company LLP, dated July 27, 1998.(14)

10.18 Warrant Purchase Agreement by and among the Company and certain holders of the Company's Warrants dated September 30, 1998.(11)

10.19 Technology Sale and Assignment Agreement, between the Company and SEK Technologies LLC, dated as of December 21, 1998.(12)

10.20 User Agreement, between the Company and SEK Technologies LLC, dated as of August 21, 1997.(12)

10.21 Option Agreement, between the Company and SEK Technologies LLC, dated August 21, 1997.(12)

10.22 Form of Registration Rights Agreement, between the Company and holders of Investment Units in SEK Technologies LLC, dated as of January 4, 1999.(12)

10.23 Securities Purchase Agreement, dated as of August 17, 2003, among the Company, Manfield Enterprises, Inc. and Smithfield Fiduciary LLC.(16)

10.24 Securities Purchase Agreement, dated August 22, 2003, among the company Cranshire Capital L.P. and Smithfield Fiduciary LLC.(17)

10.25 North American Distributor Agreement, dated August 28, 2003, between Stratasys, Inc. and Objet Geometries, Ltd. [Portions omitted pursuant to a request for confidential treatment.](19)

21.1           Subsidiaries of the Company.(14)

23.1           Consent of Rothstein, Kass & Company, P.C.

31.1 Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
  NO.          DESCRIPTION
--------       -----------------------------------------------------------------

31.2 Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      (1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-83638-C) filed September 2, 1994.

      (2) Incorporated by reference from the Company's Form 8-K, dated August 24, 1995.

      (3) Incorporated by reference from the Company's Form 10-KSB for the ended December 31, 1994.

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

      (15) Incorporated by reference from the Company's definitive Proxy Statement on Schedule 14A with respect to the Company's 2002 Annual Meeting of Stockholders.

      (16) Incorporated by reference from the Company's Form 8-K filed on August 19, 2003.

      (17) Incorporated by reference from the Company's form 8-K filed on August 25, 2003.

      (18) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-108816) filed September 15, 2003.

      (19) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-108816) filed October 16, 2003.

(b)   Reports on Form 8-K

      Current Report on Form 8-K dated October 29, 2003 reporting under Item 12 that the Registrant issued a press release announcing its third quarter earnings.

                        STRATASYS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2003 AND 2002

STRATASYS, INC. AND SUBSIDIARIES

CONTENTS

--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                       F-2

   Statements of Operations                                             F-3

   Statements of Stockholders' Equity                                   F-4

   Statements of Cash Flows                                             F-5-F-6

   Notes to Financial Statements                                        F-7-F-21

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES            F-22

                     [LOGO ROTHSTEIN, KASS & COMPANY, P.C.]


INDEPENDENT AUDITORS' REPORT


Board of Directors
Stratasys, Inc.

We have audited the accompanying consolidated balance sheets of Stratasys, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratasys, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Schedule II - Valuation and Qualifying Accounts and Reserves. In our opinion, this financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
January 31, 2004


                    Member AGN Affiliated Offices Worldwide

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

   DECEMBER 31,                                                                2003                   2002
---------------------------------------------------------------------------------------------------------------
   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $ 44,544,341         $ 14,193,590
  Short-term investments                                                         950,000
  Accounts receivable, less allowance for returns and
     doubtful accounts of $767,367 in 2003 and $ 537,374 in 2002              15,788,095           10,640,451
  Inventories                                                                  6,423,658            6,537,446
  Net investment in sales-type leases                                            398,207
  Prepaid expenses                                                             2,809,541              921,404
  Deferred income taxes                                                          146,000              126,000
                                                                            ---------------------------------
          Total current assets                                                71,059,842           32,418,891
                                                                            ---------------------------------
PROPERTY AND EQUIPMENT, NET                                                    6,544,663            5,937,200
                                                                            ---------------------------------

OTHER ASSETS
  Intangible assets, net                                                       2,496,593            2,953,401
  Net investment in sales-type leases                                            888,367
  Deferred income taxes                                                        2,124,000            2,174,000
  Long-term investments                                                          625,000
  Other                                                                          361,761              116,995
                                                                            ---------------------------------
                                                                               6,495,721            5,244,396
                                                                            ---------------------------------

TOTAL ASSETS                                                                $ 84,100,226         $ 43,600,487
                                                                            =================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Mortgage payable, current portion                                         $         --         $     61,572
  Accounts payable and other current liabilities                               4,940,055            4,141,635
  Unearned maintenance revenues                                                5,263,962            4,474,281
                                                                            ---------------------------------
          Total current liabilities                                           10,204,017            8,677,488

LONG-TERM LIABILITY, MORTGAGE PAYABLE,
  less current portion                                                                              2,156,790
                                                                            ---------------------------------

TOTAL LIABILITIES                                                             10,204,017           10,834,278
                                                                            ---------------------------------


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, authorized 15,000,000 shares; issued
    12,028,320 shares in 2003 and 9,777,300 shares in 2002                       120,283               97,773
  Capital in excess of par value                                              69,924,093           34,992,822
  Retained earnings                                                           11,063,902            4,908,388
  Accumulated other comprehensive loss                                           (41,274)             (61,979)
  Less cost of treasury stock, 1,768,856 shares                               (7,170,795)          (7,170,795)
                                                                            ---------------------------------
          Total stockholders' equity                                          73,896,209           32,766,209
                                                                            ---------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 84,100,226         $ 43,600,487
                                                                            =================================

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                  2003                2002                  2001
------------------------------------------------------------------------------------------------------------
NET SALES                                            $ 50,889,861         $ 39,807,889         $ 37,571,582
COST OF SALES                                          18,107,580           15,441,448           14,570,815
                                                     -------------------------------------------------------
GROSS PROFIT                                           32,782,281           24,366,441           23,000,767
                                                     -------------------------------------------------------

COSTS AND EXPENSES
     Research and development                           5,047,207            4,687,673            4,915,098
     Selling, general and administrative               18,992,636           16,065,320           14,597,862
                                                     -------------------------------------------------------
                                                       24,039,843           20,752,993           19,512,960
                                                     -------------------------------------------------------
OPERATING INCOME                                        8,742,438            3,613,448            3,487,807
                                                     -------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest income                                      231,040              153,323              335,908
     Interest expense                                    (123,924)            (178,431)            (103,732)
     Foreign currency gain (loss)                         342,877              320,448             (167,086)
     Other                                                (47,618)              (6,904)             (29,840)
                                                     -------------------------------------------------------
                                                          402,375              288,436               35,250
                                                     -------------------------------------------------------

INCOME BEFORE INCOME TAXES                              9,144,813            3,901,884            3,523,057
INCOME TAXES                                            2,989,299              791,102            1,009,872
                                                     -------------------------------------------------------

NET INCOME                                           $  6,155,514         $  3,110,782         $  2,513,185
                                                     ======================================================

INCOME PER COMMON AND COMMON EQUIVALENT SHARE
     Basic                                           $       0.68         $       0.39         $       0.31
                                                     ======================================================

     Diluted                                         $       0.64         $       0.37         $       0.31
                                                     ======================================================

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
     Basic                                              9,050,668            8,005,193            8,192,984
                                                     ======================================================

     Diluted                                            9,679,435            8,392,304            8,239,278
                                                     ======================================================

See accompanying notes to consolidated financial statements.

STRATASYS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------------------------------------------------

                                                                                      CAPITAL IN            RETAINED
                                                         COMMON STOCK                  EXCESS OF            EARNINGS
                                                  SHARES             AMOUNT            PAR VALUE            (DEFICIT)
BALANCES, January 1, 2001                        9,188,991        $     91,890        $ 32,876,917        $   (715,579)

EXERCISE OF STOCK OPTIONS AND WARRANTS              10,950                 109              36,391

NET INCOME                                                                                                   2,513,185

OTHER COMPREHENSIVE LOSS
Cumulative translation adjustment

TOTAL COMPREHENSIVE INCOME

PURCHASE OF 132,600 SHARES OF TREASURY
STOCK
                                             --------------------------------------------------------------------------

BALANCES, December 31, 2001                      9,199,941              91,999          32,913,308           1,797,606

EXERCISE OF STOCK OPTIONS                          577,359               5,774           2,079,514

NET INCOME                                                                                                   3,110,782

OTHER COMPREHENSIVE INCOME
Cumulative translation adjustment

TOTAL COMPREHENSIVE INCOME

PURCHASE OF 658,255 SHARES OF TREASURY
STOCK
                                             --------------------------------------------------------------------------

BALANCES, December 31, 2002                      9,777,300              97,773          34,992,822           4,908,388

EXERCISE OF STOCK OPTIONS AND WARRANTS             751,020               7,510           3,078,818

INCOME TAX REDUCTIONS RELATING TO
EXERCISE OF STOCK OPTIONS                                                                2,429,322

SALE OF COMMON STOCK                             1,500,000              15,000          29,423,131

NET INCOME                                                                                                   6,155,514

OTHER COMPREHENSIVE INCOME
Cumulative translation adjustment

TOTAL COMPREHENSIVE INCOME
                                             --------------------------------------------------------------------------

BALANCES, December 31, 2003                     12,028,320        $    120,283        $ 69,924,093        $ 11,063,902
                                             ==========================================================================

                                                ACCUMULATED
                                                  OTHER
                                               COMPREHENSIVE          TREASURY                             COMPREHENSIVE
                                                   LOSS                STOCK                 TOTAL             INCOME
BALANCES, January 1, 2001                     $    (48,776)        $ (2,978,377)        $ 29,226,075

EXERCISE OF STOCK OPTIONS AND WARRANTS                                                        36,500

NET INCOME                                                                                 2,513,185        $  2,513,185

OTHER COMPREHENSIVE LOSS
Cumulative translation adjustment                  (23,308)                                  (23,308)            (23,308)
                                                                                                            ------------

TOTAL COMPREHENSIVE INCOME                                                                                  $  2,489,877
                                                                                                            ============

PURCHASE OF 132,600 SHARES OF TREASURY
STOCK                                                                  (449,439)            (449,439)
                                              ------------------------------------------------------

BALANCES, December 31, 2001                        (72,084)          (3,427,816)          31,303,013

EXERCISE OF STOCK OPTIONS                                                                  2,085,288

NET INCOME                                                                                 3,110,782        $  3,110,782

OTHER COMPREHENSIVE INCOME
Cumulative translation adjustment                   10,105                                    10,105              10,105
                                                                                                            ------------

TOTAL COMPREHENSIVE INCOME                                                                                  $  3,120,887
                                                                                                            ============

PURCHASE OF 658,255 SHARES OF TREASURY
STOCK                                                                (3,742,979)          (3,742,979)
                                              ------------------------------------------------------

BALANCES, December 31, 2002                        (61,979)          (7,170,795)          32,766,209

EXERCISE OF STOCK OPTIONS AND WARRANTS                                                     3,086,328

INCOME TAX REDUCTIONS RELATING TO
EXERCISE OF STOCK OPTIONS                                                                  2,429,322

SALE OF COMMON STOCK                                                                      29,438,131

NET INCOME                                                                                 6,155,514        $  6,155,514

OTHER COMPREHENSIVE INCOME
Cumulative translation adjustment                   20,705                                    20,705              20,705
                                                                                                            ------------

TOTAL COMPREHENSIVE INCOME                                                                                  $  6,176,219
                                              ------------------------------------------------------        ============

BALANCES, December 31, 2003                   $    (41,274)        $ (7,170,795)        $ 73,896,209
                                              ======================================================

          See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

   YEARS ENDED DECEMBER 31,                                              2003                  2002                 2001
----------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                      $  6,155,514         $  3,110,782         $  2,513,185
     Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
          Deferred income taxes                                         2,459,322              309,000              307,000
          Depreciation                                                  1,614,466            1,502,374            1,545,198
          Amortization                                                    919,277              898,833              734,377
          Loss on disposal of property and equipment                       17,877                                    41,720
          Loss on disposal of intangible assets                            53,894
          Increase (decrease) in cash attributable to changes
             in assets and liabilities:
               Accounts receivable                                     (5,147,644)           1,492,287             (636,223)
               Inventories                                                222,759             (485,619)           1,464,046
               Net investment in sales-type leases                     (1,286,574)
               Prepaid expenses                                        (1,889,019)            (361,899)             114,032
               Other assets                                              (242,025)             147,527              (38,796)
               Accounts payable and other current liabilities             822,956              420,314                7,421
               Unearned maintenance revenues                              789,681              (36,470)             192,416
                                                                     ------------------------------------------------------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  4,490,484            6,997,129            6,244,376
                                                                     ------------------------------------------------------

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of investments                                           (1,575,000)
     Acquisition of property and equipment                             (2,339,561)            (602,711)          (3,928,177)
     Payments for intangible assets                                      (516,363)            (564,012)            (501,038)
                                                                     ------------------------------------------------------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (4,430,924)          (1,166,723)          (4,429,215)
                                                                     ------------------------------------------------------

   CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from mortgage payable                                                                               2,287,500
     Payments of obligations under capital leases                                             (130,320)            (187,692)
     Payments of mortgage payable                                      (2,218,362)             (52,615)             (16,523)
     Proceeds from sale of common stock                                29,438,131
     Proceeds from exercise of stock options and warrants               3,086,328            2,085,288               36,500
     Purchases of treasury stock                                                            (3,742,979)            (449,439)
                                                                     ------------------------------------------------------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 30,306,097           (1,840,626)           1,670,346
                                                                     ------------------------------------------------------

   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (14,906)              (7,588)             (11,415)
                                                                     ------------------------------------------------------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                           30,350,751            3,982,192            3,474,092
                                                                     ------------------------------------------------------

   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        14,193,590           10,211,398            6,737,306
                                                                     ------------------------------------------------------

   CASH AND CASH EQUIVALENTS, END OF YEAR                            $ 44,544,341         $ 14,193,590         $ 10,211,398
                                                                     ======================================================

See accompanying notes to consolidated financial statements

STRATASYS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31,                                  2003               2002             2001
-------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION, cash paid during the year
for:
Interest                                                $  137,390        $  177,739        $   89,298
                                                        ==============================================

Income taxes                                            $1,151,005        $1,180,637        $  138,692
                                                        ==============================================


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Machinery and equipment transferred from
inventory                                               $       --        $  825,755        $  761,190
                                                        ==============================================

Inventory transferred from machinery and
equipment                                               $  108,971        $       --        $       --
                                                        ==============================================

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. As of December 31, 2003, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

Short-term and Long-term Investments

Short-term and long-term investments consist of certificates of deposit with maturities ranging from April 2004 through November 2007.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for returns and doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for returns and doubtful accounts based on a history of returns, past write-offs and collections and current credit conditions.

Inventories

Inventories are stated on the first-in, first-out method, at the lower of cost or market. Inventory costs are comprised of material, direct labor and overhead.

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

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

Revenue Recognition

The Company recognizes revenues from the sale of RPS machines and consumables when shipped. The Company establishes allowances for estimated returns at the time of shipment. Service revenues, excluding maintenance contracts, are recognized at the time the services are performed. Revenues from sales-type leases of machines are recognized at the present value of future minimum payments and are recorded when the machines are shipped. Interest income on sales-type leases is recognized as earned, based upon amortization schedules.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)


Advertising

Advertising costs are charged to operations as incurred and were approximately $1,105,000, $854,000, and $584,000 for 2003, 2002 and 2001, respectively.

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

Common Stock

In November 2003, the Board of Directors of the Company approved a three-for-two stock split in the form of a stock dividend, to all shareholders of record on November 20, 2003. The Company's shares began trading post split effective December 22, 2003. All transactions and disclosures in the consolidated financial statements, related to the Company's common stock, have been adjusted to reflect the effects of the stock split.

Income Per Common Share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise of 628,767 in 2003, 387,111 in 2002, and 46,294 in 2001.

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

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)


Stock-Based Compensation (continued)

Had compensation cost for the Company's five stock option plans been determined based on the fair value, at the grant or issue date, in 2003, 2002 and 2001 and, consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                 2003                   2002                  2001
Net income, as reported                      $   6,155,514         $   3,110,782         $   2,513,185
Deduct: Total stock-based
  compensation expense determined
  under the fair value method for all
  awards, net of related tax effect               (854,000)             (457,000)             (526,000)
                                             ---------------------------------------------------------

Net income, pro forma                        $   5,301,514         $   2,653,782         $   1,987,185
                                             =========================================================

Earnings per share:
     Basic income per share -
       as reported                           $        0.68         $        0.39         $        0.31
                                             =========================================================

     Diluted income per share -
       as reported                           $        0.64         $        0.37         $        0.31
                                             =========================================================

     Basic income per share -
       pro forma                             $        0.59         $        0.33         $        0.24
                                             =========================================================

     Diluted income per share -
       pro forma                             $        0.55         $        0.32         $        0.24
                                             =========================================================

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

Comprehensive Income

The Company complies with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company's change in the foreign currency translation adjustment to be included in other comprehensive income.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.    ACCOUNTS RECEIVABLE

At December 31, 2003 and 2002, accounts receivable included balances due from foreign entities of approximately $7,832,000 and $6,388,000, respectively.

3.    INVENTORIES

Inventories consist of the following at December 31:

                                                 2003                    2002

Finished goods                                $2,991,198              $2,869,223
Raw materials                                  3,432,460               3,668,223
                                              ----------------------------------

                                              $6,423,658              $6,537,446
                                              ==================================


4.    NET INVESTMENT IN SALES-TYPE LEASES

Beginning in 2003, the Company began leasing certain of its machines under agreements accounted for as sales-type leases. Included in revenues for the year ended December 31, 2003 are approximately $1,366,000 of revenues related to sales-type leases. These non-cancelable leases expire over the next two to four years.

The following lists the components of the net investment in sales-type leases as of December 31, 2003:

Net minimum lease payments receivable                      $ 1,320,398
Less unearned interest income                                  (33,824)
                                                           -----------

Net investment in sales-type leases                        $ 1,286,574
                                                           ===========

Sales-type leases consist of:
   Net investment in sales-type leases - short term        $   398,207
   Net investment in sales-type leases - long term             888,367
                                                           -----------

Net investments in sales-type leases, as above             $ 1,286,574
                                                           ===========

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.    NET INVESTMENT IN SALES-TYPE LEASES (CONTINUED)

Future minimum lease payments due from customers under sales-type leases as of December 31, 2003, are as follows:


       YEAR ENDING DECEMBER 31,

                2004                                       $   415,261
                2005                                           372,234
                2006                                           321,236
                2007                                           211,667
                                                           -----------
                                                           $ 1,320,398
                                                           ===========


The amortization of unearned interest income for sales-type leases amounted to approximately $4,000 for the year ended December 31, 2003.


5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:


                                                    2003                 2002

Machinery and equipment                         $ 7,004,574          $ 5,678,761
Building                                          2,330,953            2,330,953
Land                                                694,876              694,876
Computer equipment and software                   3,820,668            3,376,780
Office equipment                                    914,558              840,747
Leasehold improvements                            1,474,575            1,324,587
                                                --------------------------------
                                                 16,240,204           14,246,704

Accumulated depreciation and
amortization                                      9,695,541            8,309,504
                                                --------------------------------

                                                $ 6,544,663          $ 5,937,200
                                                ================================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.    INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:


                                                  2003                              2002

                                        GROSS           ACCUMULATED         GROSS          ACCUMULATED
                                   CARRYING AMOUNT     AMORTIZATION    CARRYING AMOUNT     AMORTIZATION
                                   --------------------------------    --------------------------------
RPS technology                        $2,858,532        $2,178,247        $2,858,532        $1,913,071
Capitalized software
  development costs                    4,003,547         3,310,144         3,622,518         2,836,218
Patents                                1,850,023           734,917         1,809,243           595,638
Trademarks                                18,584            10,785            17,227             9,192
                                   --------------------------------    --------------------------------
                                       8,730,686        $6,234,093         8,307,520        $5,354,119
                                                       ============                        ============

Accumulated amortization               6,234,093                           5,354,119
                                   ---------------                     ---------------

                                      $2,496,593                          $2,953,401
                                   ===============                     ===============

Aggregate amortization expense        $  919,277                          $  898,833
                                   ===============                     ===============


For the years ended December 31, 2003, 2002 and 2001, amortization of capitalized software development costs charged to operations was $473,926, $473,280 and $334,590, respectively.

Estimated amortization expense for the five years subsequent to December 31, 2003 is as follows:

      YEAR ENDING DECEMBER 31,

                2004                                      $   787,000
                2005                                          718,000
                2006                                          291,000
                2007                                          141,000
                2008                                          141,000


7.    CREDIT LINE

The Company has an available line of credit from a financial institution for the lesser of $4,000,000 or a defined borrowing base. The credit line bears interest at defined rates based upon two different indexes and expires in June 2004. No amounts were outstanding at December 31, 2003 and 2002.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8.    ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following at December 31:


                                                    2003                 2002

Trade                                            $1,062,560           $  673,607
Compensation, commissions
and related benefits                              2,811,095            2,683,150
Reserve for warranty expenses                       131,806               92,963
Other                                               934,594              691,915
                                                 -------------------------------

                                                 $4,940,055           $4,141,635
                                                 ===============================


9.    MORTGAGE PAYABLE

In August 2001, the Company obtained a mortgage from a bank of $2,287,500 for the purchase of land and building used in the Company's manufacturing operations, which was previously leased. The loan was collateralized by the property and payable in monthly installments of $18,396, including interest of 7.38% per annum, with a final payment due in July 2006. In October 2003, the Company repaid the remaining balance of approximately $2,171,000.

10.   INCOME TAXES

The components of the Company's deferred tax assets (liabilities) at December 31, 2003 and 2002 are as follows:

                                               2003                2002

Depreciation                               $  (101,000)        $    49,000
Amortization                                   128,000              47,000
Allowance for doubtful accounts                212,000             125,000
Reserve for warranty expenses                   49,000              35,000
Reserve for sales returns, net                  74,000              73,000
Unrealized gain on foreign currency           (189,000)           (107,000)
Federal minimum tax credit carryforwards       156,000             156,000
Other                                          159,000
Research and development tax
   credit carryforwards                      1,782,000           1,922,000
                                           -------------------------------

                                           $ 2,270,000         $ 2,300,000
                                           ===============================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.   INCOME TAXES (CONTINUED)

At December 31, 2003, the Company had research and development tax credit carryforwards of approximately $1,782,000 which can be utilized against future federal income tax and expire in various years through 2022.

Income before income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows:


                                  2003               2002                2001

United States                 $9,030,998          $3,758,912          $3,446,884
Foreign                          113,815             142,972              76,173
                              --------------------------------------------------

                              $9,144,813          $3,901,884          $3,523,057
                              ==================================================



The components of income taxes (benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows:


                              2003                  2002                 2001

CURRENT
Federal                   $   396,432          $   409,369          $   620,803
State                          75,488               33,325               46,714
Foreign                        58,057               39,408               35,355
                          ------------------------------------------------------
                              529,977              482,102              702,872
                          ------------------------------------------------------

DEFERRED
Federal                     2,379,676              214,000              383,000
State                          79,646               95,000              (76,000)
                          ------------------------------------------------------
                            2,459,322              309,000              307,000
                          ------------------------------------------------------

                          $ 2,989,299          $   791,102          $ 1,009,872
                          =====================================================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.   INCOME TAXES (CONTINUED)


A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                   2003     2002      2001
   Federal statutory rate                          34.0%    34.0%     34.0%
   Foreign sales corporation
     exclusion                                     (0.6)    (2.0)     (3.1)
   Earnings of subsidiaries taxed
     at other than U.S. statutory rate             (0.2)     0.2       0.1
   State income taxes, net of
     federal effect                                 0.6      1.1      (0.8)
   Permanent differences and other                 (0.1)    (8.7)      6.0
   Utilization of research and
     development tax credit                        (1.0)    (4.3)     (7.5)
                                                   ------------------------
   Effective income tax rate                       32.7%    20.3%     28.7%
                                                   ========================


11.   COMMITMENTS

The Company rents certain of its facilities under leases, which expire through 2007.

Aggregate future minimum annual rental payments in the years subsequent to December 31, 2003 are approximately as follows:

       YEAR ENDING DECEMBER 31,

                 2004                   305,000
                 2005                   225,000
                 2006                   170,000
                 2007                   102,000

Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $604,000, $521,000 and $654,000, respectively.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12.   COMMON STOCK

In August 2003, the Company sold 1,500,000 shares of common stock through a private investment in public equity financing transaction (the "Transaction"), generating cash of approximately $29,438,000, net of related expenses. In connection with the Transaction, the Company also issued warrants to purchase 225,000 shares of common stock at exercise prices ranging from $23.11 to $27.63.

13.   STOCK OPTIONS AND WARRANTS

The Company has various stock option plans that have been approved by shareholders. The plans provide for the granting of options to purchase the Company's common stock to qualified employees of the Company, independent contractors, consultants, and other persons to purchase up to 3,825,000 shares of common stock. Of the 3,825,000 options available for grant, 2,886,892 options have been granted, leaving 938,108 options left to be granted by the Company. No stock-based employee compensation cost is reflected in net income, as all options under the plans are granted at a price not less than the fair market value of the Company's common stock at the date of grant. All options principally vest over five years and are exercisable over ten years.

The following summarizes the information relating to outstanding stock options and the activity during 2003, 2002 and 2001:

                                                                     WEIGHTED
                            NUMBER                                   AVERAGE
                             OF                 PER SHARE            OPTION
                           SHARES             OPTION PRICE             PRICE
Shares under option
at January 1, 2001        1,986,941      $ 1.06   --   $ 14.54       $   4.75
Granted in 2001             425,475        1.84   --      4.16           2.05
Exercised in 2001           (10,950)       3.33   --      3.33           3.33
Expired in 2001            (150,450)       3.50          11.67           7.03
Forfeited in 2001           (63,150)       1.56   --      6.09           3.88
                        -------------------------------------------------------

Shares under option
at December 31, 2001      2,187,866        1.06   --     14.54           4.49
Granted in 2002              84,750        3.33   --      6.25           4.39
Exercised in 2002          (577,359)       1.94   --      5.33           3.61
Expired in 2002            (340,680)       3.33   --     14.29           6.00
Forfeited in 2002           (21,782)       1.94   --     13.75           5.34
                        -------------------------------------------------------

Shares under option
at December 31, 2002      1,332,795        1.06   --     14.54           3.37

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

13.   STOCK OPTIONS AND WARRANTS (CONTINUED)


                                                                      WEIGHTED
                               NUMBER                                 AVERAGE
                                OF               PER SHARE             OPTION
                              SHARES           OPTION PRICE            PRICE

Shares under option
   at December 31, 2002       1,332,795         1.06  --    14.54       3.37
Granted in 2003                 324,250         6.35  --    29.33      27.23
Exercised in 2003              (717,375)        1.84  --    10.00       4.37
Expired in 2003                 (41,625)        3.17  --    21.79      14.45
Forfeited in 2003               (15,690)        1.06  --    13.09       8.64
                        -------------------------------------------------------

Shares under option
   at December 31, 2003         882,355      $ 1.844  --  $ 29.33     $12.44
                        =======================================================

Options exercisable at
   December 31, 2003            467,175      $ 1.844  --  $ 28.60     $12.27

                        =======================================================

Options exercisable at
   December 31, 2002            925,395      $ 1.066        14.54     $ 3.45
                        =======================================================

Options exercisable at
   December 31, 2001          1,646,771      $ 1.066        14.54     $ 4.89

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

13.   STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company, as part of sales of common stock and other agreements, has issued warrants to purchase the Company's common stock. The following summarizes the information relating to warrants issued and the activity during 2003, 2002 and 2001:


                                                                    WEIGHTED
                                   NUMBER                           AVERAGE
                                     OF            PER SHARE        WARRANT
                                   SHARES        WARRANT PRICE      PRICE

Shares under warrants
   at January 1, 2001               354,533    $ 3.33- $   10.29    $ 8.32
Issued in 2001                      181,500      2.40 -     4.67      3.72
Exercised in 2001                   (19,500)     3.33 -     3.33      3.33
Expired in 2001                    (104,033)     9.33 -    10.29      9.40
Forfeited in 2001                   (90,000)     4.67 -     4.67      4.67
                        -------------------------------------------------------

Shares under warrants
   at December 31, 2001             322,500      2.40 -     9.25      6.71

Expired in 2002                    (259,500)     3.33 -     9.25      7.71
                        -------------------------------------------------------

Shares under warrants
   at December 31, 2002              63,000      2.40 -     3.33      2.53
Issued in 2003                      225,000     23.11 -    27.63     24.47
Exercised in 2003                   (33,645)     3.33 -     3.33      3.33
Expired in 2003                     (20,355)     2.40 -     2.40      2.40
                        -------------------------------------------------------

Shares under warrants
   at December 31, 2003             234,000    $ 3.33- $   27.63   $ 23.65
                        =======================================================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

13.   STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2003, 2002 and 2001. The following assumptions were applied in determining the pro forma compensation cost:

                                 2003                2002             2001
Risk-free interest rate      3.07 - 3.97%        4.19 - 4.49%        5.00%
Expected option term          5-6 years            5-6 years        4 years
Expected price volitility        83%                 83%              83%
Dividend yield                    -                   -                -


14.   EXPORT SALES


Export sales were as follows for the years ended December 31:

                                   2003               2002               2001

Europe                         $ 9,914,413        $ 8,817,770        $ 8,017,111
Asia Pacific                    10,333,708          9,091,108          9,916,468
Other                            2,338,497          1,512,068          1,350,352
                               -------------------------------------------------

                               $22,586,618        $19,420,946        $19,283,931
                               =================================================

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

15.   QUARTERLY RESULTS (UNAUDITED)


                                FIRST            SECOND        THIRD          FOURTH
                               QUARTER          QUARTER       QUARTER        QUARTER
2003
   Net sales                 $ 10,677,641    $ 12,073,761   $ 12,898,673    $ 15,239,786
   Gross profit                 6,857,571       7,915,524      8,481,368       9,527,818
   Net income                   1,143,573       1,516,530      1,985,317       1,510,094(a)
   Income per
     common and common
     equivalent share:
        Basic                        0.14            0.18           0.21            0.15(a)
        Diluted                      0.13            0.17           0.20            0.14(a)

2002
   Net sales                  $ 6,396,389    $ 10,111,608   $ 12,028,475    $ 11,271,417
   Gross profit                 3,946,254       5,819,280      7,701,580       6,899,327
   Net income (loss)             (724,926)        517,851      1,723,214       1,594,643
   Income (loss) per
     common and common
     equivalent share:
        Basic                       (0.09)           0.07           0.21            0.20
        Diluted                     (0.09)           0.06           0.21            0.19


(a) Net income for the fourth quarter of 2003 was reduced by approximately $500,000 or $.06 and $.05 per common share on a basic and diluted basis respectively as a result of the effective tax rate for 2003 being higher than estimated during the first three quarters. The increased tax rate resulted from operating income for the total year being significantly higher than originally projected in the first three quarters; the tax benefit of the foreign sales corporation exclusion and research and development credits being less than anticipated; and, the elimination of the estimated income tax benefit from the disqualifying dispositions of shares acquired through exercise of stock options which should have been included in paid-in capital.

STRATASYS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
---------------------------------------------------------------------------------------------------------------

     COLUMN A                                         COLUMN B        COLUMN C        COLUMN D       COLUMN E
                                                      BALANCES AT     ADDITIONS -     DEDUCTIONS     BALANCES
                                                      BEGINNING       CHARGED         FROM           AT END
     DESCRIPTION                                      OF YEAR         TO INCOME       RESERVES       OF YEAR
2003
Reserve for bad debts and allowances                  $338,893        $231,058        $  1,065        $568,886
                                                      ========================================================

Reserve for sales returns and other allowances        $198,481        $     --        $     --        $198,481
                                                      ========================================================

2002

Reserve for bad debts and allowances                  $317,955        $281,732        $260,794        $338,893
                                                      ========================================================

Reserve for sales returns and other allowances        $244,933        $102,366        $148,818        $198,481
                                                      ========================================================

2001

Reserve for bad debts and allowances                  $264,260        $ 60,000        $  6,305        $317,955
                                                      ========================================================

Reserve for sales returns and other allowances        $194,099        $390,880        $340,046        $244,933
                                                      ========================================================

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          STRATASYS, INC.


                                          By: /s/ S. SCOTT CRUMP
                                              ----------------------------------
                                              S. Scott Crump
                                              President



Dated: March 12, 2004


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        /s/ S. SCOTT CRUMP
-------------------------------------      Chairman of the Board of Directors,
           S. Scott Crump                  President, Chief Executive Officer,
                                             Treasurer, (Principal Executive
                                                        Officer)                            March 12, 2004

      /s/ THOMAS W. STENOIEN
-------------------------------------      Executive Vice President and Chief
         Thomas W. Stenoien                   Financial Officer (Principal                  March 12, 2004
                                            Financial and Accounting Officer)


         /s/ RALPH E. CRUMP                             Director                            March 12, 2004
-------------------------------------
           Ralph E. Crump


        /s/ EDWARD J. FIERKO                            Director                            March 12, 2004
-------------------------------------
          Edward J. Fierko


      /s/ CLIFFORD H. SCHWIETER                         Director                            March 12, 2004
-------------------------------------
        Clifford H. Schwieter


       /s/ ARNOLD J. WASSERMAN                          Director                            March 12, 2004
-------------------------------------
         Arnold J. Wasserman


        /s/ GREGORY L. WILSON                           Director                            March 12, 2004
-------------------------------------
          Gregory L. Wilson