Form 10-Q
period 2004-03-31
STRATASYS INC
filed 2004-05-10
CIK 915735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_________________

Commission File Number: 1-13400

                                 STRATASYS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                36-3658792
--------------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

 14950 Martin Drive, Eden Prairie, Minnesota                    55344
   (Address of principal executive offices)                   (Zip Code)

                                 (952) 937-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

                                                                 [X] Yes  [ ] No

As of May 7, 2004, the Registrant had 10,310,466 shares of common stock, $.01 par value, outstanding.

                                 Stratasys, Inc.

                                Table of Contents

                                                                                                           Page
                                                                                                           ----

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.........................    1

         Consolidated Statements of Operations and Comprehensive Income for the
         three months ended March 31, 2004 and 2003.....................................................    2

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2004 and 2003........................................................................    3

         Notes to Financial Statements..................................................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........    6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................   14

Item 4.  Controls and Procedures........................................................................   15

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K...............................................................   16

Signatures..............................................................................................   17

Item 1. Financial Statements

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
                                                                           March 31,            December 31,
                                                                             2004                  2003
                                                                         (unaudited)
------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                           $ 46,587,394          $ 44,544,341
    Short-term investments                                                   950,000               950,000
    Accounts receivable, less allowance for returns and
     doubtful accounts of $804,106 in 2004 and $767,367 in 2003           15,680,356            15,788,095
    Inventories                                                            7,266,595             6,423,658
    Net investment in sales-type leases                                      445,910               398,207
    Prepaid expenses                                                       1,266,592             2,809,541
    Deferred income taxes                                                    146,000               146,000
                                                                        ----------------------------------
        Total current assets                                              72,342,847            71,059,842
                                                                        ----------------------------------


Property and equipment, net                                                8,223,692             6,544,663
                                                                        ----------------------------------

Other assets
    Intangible assets, net                                                 2,398,883             2,496,593
    Net investment in sales-type leases                                    1,082,987               888,367
    Deferred income taxes                                                  2,124,000             2,124,000
    Long-term investments                                                    625,000               625,000
    Other                                                                    591,505               361,761
                                                                        ----------------------------------
        Total other assets                                                 6,822,375             6,495,721
                                                                        ----------------------------------

                                                                        $ 87,388,914          $ 84,100,226
                                                                        ----------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and other current liabilities                      $  5,565,670          $  4,940,055
    Unearned maintenance revenue                                           5,529,678             5,263,962
                                                                        ----------------------------------
        Total current liabilities                                         11,095,348            10,204,017
                                                                        ----------------------------------

Stockholders' equity
Common Stock, $.01 par value, authorized 15,000,000
 shares, issued 12,078,721 shares in 2004 and
 12,028,320 shares in 2003                                                   120,787               120,283
  Capital in excess of par value                                          70,442,146            69,924,093
  Retained earnings                                                       12,969,011            11,063,902
  Accumulated other comprehensive loss                                       (67,583)              (41,274)
  Less cost of treasury stock, 1,768,856 shares in 2004
    and 2003                                                              (7,170,795)           (7,170,795)
                                                                        ----------------------------------
        Total stockholders' equity                                        76,293,566            73,896,209
                                                                        ----------------------------------

                                                                        $ 87,388,914          $ 84,100,226
                                                                        ==================================


See notes to consolidated financial statements

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

---------------------------------------------------------------------------------------
                                                         Three Months Ended March 31,
                                                         2004                   2003
                                                      (unaudited)           (unaudited)
---------------------------------------------------------------------------------------
Sales                                                $ 15,846,175          $ 10,677,641

Cost of goods sold                                      6,140,040             3,820,070
                                                     ----------------------------------
Gross profit                                            9,706,135             6,857,571
                                                     ----------------------------------

Costs and expenses
     Research and development                           1,346,329             1,158,157
     Selling, general and administrative                5,592,073             4,230,252
                                                     ----------------------------------
                                                        6,938,402             5,388,409
                                                     ----------------------------------

Operating income                                        2,767,733             1,469,162
                                                     ----------------------------------
Other income (expense)
     Interest income                                      111,747                36,529
     Interest expense                                                           (41,312)
     Other                                                (36,033)               60,386
                                                     ----------------------------------
                                                           75,714                55,603
                                                     ----------------------------------

 Income (loss) before income taxes                      2,843,447             1,524,765

 Income taxes                                             938,338               381,192
                                                     ----------------------------------

 Net income                                          $  1,905,109          $  1,143,573
                                                     ----------------------------------

Earnings per common share

        Basic                                        $       0.19          $       0.14
                                                     ----------------------------------
        Diluted                                      $       0.18          $       0.13
                                                     ----------------------------------

Weighted average number of common
  shares outstanding
        Basic                                          10,271,153             8,090,816
                                                     ----------------------------------
        Diluted                                        10,702,014             8,716,331
                                                     ----------------------------------

COMPREHENSIVE INCOME

Net income                                           $  1,905,109          $  1,143,573

Other comprehensive loss
     Foreign currency translation adjustment              (26,309)              (21,526)
                                                     ----------------------------------

Comprehensive income                                 $  1,878,800          $  1,122,047
                                                     ==================================


See notes to consolidated financial statements

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------
                                                                       Three Months Ended March 31,
                                                                        2004                  2003
                                                                    (unaudited)           (unaudited)
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                       $  1,905,109          $  1,143,573
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Deferred income taxes                                           198,407
        Depreciation                                                    423,128               392,567
        Amortization                                                    224,173               242,844
        Loss on disposal of assets                                       16,011
        Increase (decrease) in cash attributable to
          changes in operating assets and liabilities:
            Accounts receivable                                         107,739             1,166,488
            Inventories                                                (814,255)             (222,007)
            Net investments in sales-type leases                       (242,323)
            Prepaid expenses                                          1,542,949               135,682
            Other assets                                               (229,744)                2,889
            Accounts payable and other current liabilities              625,615                86,952
            Unearned maintenance revenue                                265,716               203,318
                                                                   ----------------------------------
Net cash provided by operating activities                             4,022,525             3,152,306
                                                                   ----------------------------------

Cash flows from investing activities
  Acquisition of property and equipment                              (2,146,850)             (380,773)
  Payments for intangible assets                                       (126,463)              (83,041)
                                                                   ----------------------------------

Net cash used in investing activities                                (2,273,313)             (463,814)
                                                                   ----------------------------------

Cash flows from financing activities
  Payments of mortgage payable                                                                (14,333)
  Net proceeds from exercise of stock options                           320,150               604,179
                                                                   ----------------------------------

Net cash provided by (used in) financing activities                     320,150               (14,333)
                                                                   ----------------------------------

Effect of exchange rate changes on cash                                 (26,309)              (21,526)
                                                                   ----------------------------------

Net increase in cash and cash equivalents                             2,043,053             2,652,633

Cash and cash equivalents, beginning of period                       44,544,341            14,193,590
                                                                   ----------------------------------

Cash and cash equivalents, end of period                           $ 46,587,394          $ 16,846,223
                                                                   ==================================

See notes to consolidated financial statements

Notes to Financial Statements

     Note 1 -- Basis of Presentation

     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2003, filed as part of the Company's Annual Report on Form 10-K for such year.

    Note 2--- Inventory

     Inventories consisted of the following at March 31 and December 31, respectively:

                                 2004               2003
                              ----------         ----------
       Finished Goods         $4,493,963         $2,991,198
       Raw materials           2,772,632          3,432,460
                              ----------         ----------
       Totals                 $7,266,595         $6,423,658
                              ==========         ==========

     Note 3--Material Commitments

     The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $7,900,000, some of which contain non-cancellation clauses.

     Note 4--Income per common share

      The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended March 31, 2004 and 2003, the additional shares amounted to 430,861 and 625,515, respectively.

     Note 5

     The Company has various stock option plans that have been approved by the shareholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board No 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No stock-based employee compensation is reflected in the net income for the three-month periods ended March 31, 2004 and 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                    Three Months Ended March 31,
                                                    2004                   2003
                                                -------------          -------------
   Net income as reported                       $   1,905,109          $   1,143,573

   Effect of stock based compensation
        accounted for under the fair value
        recognition provisions, net of tax           (326,750)               (50,250)
                                                -------------          -------------
     Pro forma  net income                          1,578,359              1,093,323
                                                =============          =============
     Earnings per share:
        Basic, as reported                      $         .19          $         .14
        Basic, pro forma                                  .15                    .14

     Diluted, as reported                                 .18                    .13
     Diluted, pro forma                                   .15                    .13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     We develop, manufacture, and market a family of rapid prototyping ("RP") devices, which include our 3D printing systems, that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design ("CAD") workstation. In the quarter ended March 31, 2004, our revenues increased to $15,846,175, a 48.4% increase over the $10,677,641 that we reported in the first quarter of 2003. The number of units that we shipped in the quarter increased by approximately 117% to 291 units as compared with 134 units shipped in the first quarter of 2003. We believe that we shipped more total RP systems than any other company in the world in the first quarter of 2004 and since 2002. Revenues derived from our consumable products increased significantly in the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003. We believe that the growth rate of our consumables should increase in future quarters due to the significant expansion of our active installed base over the past several years.

      We have continued to successfully implement our strategy to address the needs of both the high-performance and 3D printing ends of the market. Our growth in the first quarter of 2004 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace. Our strategy in 2004 will be to continue to expand our position in the 3D printing market through increased sales of Dimension and Dimension SST, our low-cost 3D printers. We introduced the Dimension SST in February 2004 at $34,900 and concurrently reduced the list price on Dimension from $29,900 to $24,900. We believe that Dimension, at $24,900, is among the lowest priced systems in the RP market. We believe that the 3D printing market represents a significant growth area and that Dimension and Dimension SST will continue to have a significant positive impact on our results in 2004 and beyond. In 2003, the unit growth rate of Dimension was 68%, which contributed to a 67% increase in revenues from that product as compared with 2002. In the first quarter of 2004, our unit growth rate for Dimension and Dimension SST systems expanded to over 172% as compared with the first quarter of 2003, which contributed to a 148% increase of revenues in the first quarter of 2004 as compared with the first quarter of 2003. The highly successful growth of the Dimension and Dimension SST systems in the first quarter of 2004 was aided by the introduction of a new distributor program, a central element of which involves the purchase of systems for demonstration purposes. As part of this program, we are offering resellers extended payment terms for the purchase of both Dimension as well as Dimension SST systems.

      Our strategy also includes the expansion of our position in the RP market through the growth of our high performance systems, represented principally by our Titan, Vantage, and Maxum systems. In January 2004 we introduced Triplets, which offers three variations of the Vantage system. In the first quarter of 2004, the unit and revenue growth rates of our Titan and Vantage products amounted to 70% and 42.9%, respectively. However, older products, such as our Maxum and Prodigy Plus systems, declined in the first quarter of 2004 and are expected to decline further in 2004, negatively impacting the total growth of our high performance systems.

   As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. These represent recurring revenue for us. We expect that this trend will continue.

        Our 2004 strategy also is based on the expectation that we expand revenues faster than our operating expenses, with the intent to improve our operating margins as compared with those recorded in 2003. While our total revenues in the first quarter of 2004 increased by 48.4% to $15,846,175 from $10,677,641 in 2003, our operating expenses grew by only 28.8%, or $1,549,993. This had the effect of increasing operating margins by 88% over those recorded in 2003. We will continue to focus on our operating expenses in 2004, with the intent to improve our operating profits beyond those reported in 2003. We cannot, however, ensure that we will be successful.

      In 2004, we expect that our research and development ("R&D") expenses will track somewhat higher than comparative 2003 quarters, but should decline as a percentage of revenue. R&D projects primarily involve development of new systems and materials, better throughput, and software enhancements. The R&D group and a cross-functional team of other disciplines were responsible for also reducing the material and labor costs of the Dimension and Dimension SST in 2003, with further cost reductions on this platform expected in the later part of 2004. R&D expense in the first quarter of 2004 increased by $188,172, or 16.2%, to $1,346,329, but declined to 8.5% of sales from 10.8% in the first quarter of 2003.

     Our balance sheet continues to be strong. As of March 31, 2004, our cash position was approximately $46,600,000, with no debt. In the first quarter of 2004, our cash flow from operations amounted to more than $4,000,000. In short, we continue to have a very strong balance sheet and cash position to fund our 2004 growth strategy.

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

Results of Operations

Three months ended March 31, 2004 compared with three months ended March 31,
2003

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

                                                      For the three months
                                                          ended March 31,

                                                        2004            2003
                                                        ----            ----

Net sales                                               100.0%         100.0%
Cost of sales                                            38.7%          35.8%
Gross margin                                             61.3%          64.2%
Selling, general, and administrative expenses            35.3%          39.6%
Research & development expense                            8.5%          10.8%
Operating income                                         17.5%          13.8%
Other income                                               .5%           0.5%
Income before taxes                                      17.9%          14.3%
Income taxes                                              5.9%           3.6%
Net income                                               12.0%          10.7%

Net Sales

     Net sales for the three months ended March 31, 2004, were $15,846,175, compared with net sales of $10,677,641 for the three months ended March 31, 2003. This represents an increase of $5,168,534, or 48.4%. Dimension, Dimension SST, and our T-Class systems, represented by our Titan and Vantage systems, were very strong in the first quarter of 2004, and recorded a total unit growth rates of 117.2% as compared with the first quarter of 2003. We also commenced multiple shipments of the Eden333 system, a product that we distribute in the United States for Objet Geometries. Revenues from consumables and services, principally our paid parts business, also increased significantly in the three months ended March 31, 2004 as compared with the same 2003 period. Consumable revenue was enhanced by the larger installed base of systems.

     North American sales, which include Canada and Mexico, accounted for approximately 57% of total revenue in the three months ended March 31, 2004, as compared with approximately 53% in the three months ended March 31, 2003. Total North American sales, which include systems, services, and consumables, grew by approximately 59% as compared with international sales growth of approximately 37%. The North American sales growth was aided by sales of Eden333 systems and paid parts revenue. In 2004, we consolidated our two North American regions under one national manager and thus no longer report on regional sales performance. Internationally, our Asia Pacific region, which comprises Japan, China, the Far East and India, recorded revenues that amounted to approximately 22% of total sales. Europe accounted for approximately 21% of total revenue for the three months ended March 31, 2004, and demonstrated improvement as compared with previous quarters. Whereas we expect to report higher revenues and profits in 2004 over the results achieved in 2003, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

     Gross profit improved to $9,706,135, or 61.3% of sales, in the three months ended March 31, 2004, compared with $6,857,571 or 64.2% of sales, in the comparable period of 2003. This represents an increase of $2,848,564, or 41.5%. Gross profit increased due to higher revenues and control over our manufacturing overhead expenses. As a percentage of revenues, the decline to 61.3% was principally due to the mix of products that we sold, which was heavily weighted to Dimension and Eden333 systems that have lower margins than many of our other systems. Additionally, inventory adjustments amounted to approximately $230,000, much of which was due to write-downs of our spare parts inventory. This was prompted by declines in the number of customers that renewed maintenance contracts on older or discontinued systems.

Operating Expenses

     SG&A expenses increased to $5,592,073 for the three months ended March 31, 2004, from $4,230,252 for the comparable period of 2003. This represents an increase of $1,361,821, or 32.2%. We incurred significant expenses in the first quarter of 2004 for promotional, marketing, and channel development activities related to new or continuing product launches of the Dimension SST, Eden333, and Triplets systems. Variable commissions, incentives, and travel expenses were higher in the 2004 period as a result of significantly higher revenues. Higher expenses were also incurred for additional investor relations and customer support activities.

     R&D expenses increased to $1,346,329 for the three months ended March 31, 2004 from $1,158,157 for the three months ended March 31, 2003. This amounted to an increase of $188,172, or 16.2%. On higher revenues, R&D expenses declined as a percentage of sales to 8.5% in the three months ended March 31, 2004, from 10.8% in the 2003 period. Higher contract labor and salary and benefit expenses accounted for much of the increase. While we remain committed to maintaining R&D to design new products and materials, to reduce costs on existing products, and to improve the quality and reliability of all of our platforms, we have had an on-going objective to control spending levels. As such, R&D expenses in 2004 should increase at a considerably lower rate than that of our revenue growth, which should have the effect of reducing R&D expenses as a percentage of revenue.

Operating Income

     For the reasons cited above, our operating income for the three months ended March 31, 2004, amounted to $2,767,733, or 17.5% of sales, compared with operating income of $1,469,162, or 13.8% of sales, for the three months ended March 31, 2003. This represents an increase of $1,298,571, or approximately 88%.

Other Income

      Other income netted to $75,714 in the three months ended March 31, 2004 compared with other income of $55,603 in the comparable 2003 period. Interest income increased to $111,747 in the current three-month period, compared with $36,529 in the three-month period of 2003. The increase in interest income was primarily due to significantly higher average cash balances, but negatively impacted by declining interest rates. Interest expense, primarily due to the mortgage on our manufacturing facility, amounted to $41,312 in the period ended March 31, 2003. We paid off the mortgage in late 2003. In the three months ended March 31, 2004, we recognized a loss from foreign currency transactions related to the euro of approximately $87,000, which compared with income on foreign currency transactions related to the euro of $77,000 in the same period of 2003.

Income Taxes

     Income tax expense amounted to $938,338, or 5.9% of sales, in the three months ended March 31, 2004, compared with $381,192, or 3.6% of sales, for the three months ended March 31, 2003. The effective tax rate for the first quarter of 2004 amounted to 33%. We believe that our effective tax rate should range between 32% and 34% in 2004, depending principally on volume and the levels of foreign sales.

Net Income

     For the reasons cited above, our net income for the three months ended March 31, 2004, amounted to $1,905,109, or 12.0% of sales, compared with net income of $1,143,573, or 10.7% of sales, in the comparable 2003 period. This resulted in earnings per diluted common share of $.18 on 10,702,012 weighted shares outstanding in the three months ended March 31, 2004, compared with earnings per diluted common share of $.13 on 8,716,331 weighted shares outstanding for the comparable period ended March 31, 2003. The earnings per share and weighted average shares outstanding have been adjusted in all periods to give effect to the 3:2 stock split that occurred in December 2003.

Liquidity and Capital Resources

    We increased our cash and cash equivalents balances to $46,587,394 at March 31, 2004, from $44,544,341 at December 31, 2003, and $17,450,402 at March 31,
2003. The net cash provided by our operating activities over the past two years has amounted to approximately $7,100,000, principally derived from net income and working capital management.

      In the three months ended March 31, 2004, net cash provided by our operating activities amounted to $4,022,525, compared with $3,152,306 in the comparable 2003 period. The principal source of cash from our operating activities has been our net income, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories and accounts receivable, and in the 2004 period, a large reduction in our prepaid expenses. Our net accounts receivable balance declined slightly to $15,680,356 in the first quarter of 2004 from $15,788,095 as of December 31, 2003, which was principally due to large first quarter revenue coupled with strong collections. A larger number of orders than we had anticipated shipped in the last part of the fourth quarter of 2003, which resulted in the strong first quarter collections. Our accounts receivable balance as of March 31, 2003, was $9,473,963, which was considerably lower than the balance as of March 31, 2004, due to significantly lower sales in the 2003 period. Throughout 2003 and continuing in 2004, we introduced tighter controls in our credit and collections areas. Some of our international distributors, however, have continued to carry high balances, some of which have exceeded our normal terms. Whereas several of these international distributors have significantly improved their position with us since 2003, others have improved more slowly, thus resulting in DSO's of approximately 90 days, a slight improvement over the DSO's of 91 days reported as of December 31, 2003.

    For the quarters ended March 31, 2004 and 2003, our inventory balances have increased to $7,266,595 from $6,759,453, respectively. We have instituted better inventory management, but recognize that we have opportunities to make considerably more improvement to reduce overall inventory and improve turns. Over the two-year period, inventory turns have improved to 2.8 times in the quarter ended March 31, 2004, from about 2.0 times in the comparable 2003 period. The increase in inventory in the current period is principally due expected higher future sales volume. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations. As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory. With the introduction of these new products, older products have been discontinued. However, inventory for these discontinued products is still required to fulfill our service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned "Critical Accounting Policies."

     Investments in sales-type leases used cash of $242,323 in the quarter ended March 31, 2004 and none in the preceding year. In mid-2003 we introduced a leasing program that was principally designed for the Dimension product. The program has enabled us to offer an attractive leasing solution to approximately 40 customers in 2003 and approximately 10 new customers in 2004. We will continue to offer this program, and intend to broaden it in 2004 to include accounts interested in our high-performance systems.

     Prepaid expenses provided cash of $1,542,949 in the first quarter of 2004 as compared with $135,682 in the comparable 2003 period. Much of the change in the first quarter of 2004 was due to our success in selling Eden333 systems that involved advance payments associated with our Objet distributor agreement that off-set inventory purchases in the first quarter of 2004.

     Our investing activities used cash of $2,273,313 and $463,814 in the three months ended March 31, 2004 and 2003, respectively. In the first quarter of 2004 we acquired a 40,000 sq. ft. manufacturing facility and land near our current manufacturing facility to accommodate expansion of our consumable and paid parts businesses. We paid approximately $1,230,000 for the building and land. Additional costs for improvements and modifications of this facility should amount to approximately $300,000 in the second and third quarters of 2004. Machinery and equipment acquisitions, including the transfer of systems used in our paid parts business, amounted to approximately $917,000 in the quarter ended March 31, 2004, as compared with $380,773 in the quarter ended March 31, 2003. Much of the increase in capital expenditures in 2004 were for equipment required by the fastest growing components of our business, including consumable manufacturing and paid parts. Net cash used for payments of intangible assets, including patents and capitalized software, amounted to $126,463 and $83,041 for the periods ended March 31, 2004 and 2003, respectively

    Our financing activities provided cash of $320,150 and $589,846 in the three months ended March 31, 2004 and 2003, respectively. This was primarily due to the proceeds from the exercise of stock options.

     For 2004, we expect to use our cash for the following purposes:

     o  the purchase and improvement of our new manufacturing facility;
     o  the continuation of our leasing program;
     o  the expansion of our paid parts business;
     o  working capital purposes;
     o  improvements and upgrades to our existing manufacturing facility;
     o  new product and materials development;
     o  sustaining engineering;
     o the acquisition of equipment, including production equipment, tooling, and computers;
     o the purchase or development of intangible assets, including patents; increased selling and marketing activities, especially as they relate to the continued Dimension market and channel development as well as the Eden333 market development;
     o acquisitions and/or strategic alliances; and for our common stock buyback program.


     While we believe that the primary source of liquidity during 2004 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

     The Company has a stock repurchase plan with an authorization from its Board of Directors to use up to $10 million for the repurchase of its shares. The shares may be purchased from time to time at prevailing prices in the open market or by block purchases. The Company did not repurchase any shares for the three months ended March 31, 2004. The Company may, however, repurchase its shares under the existing authorization, depending on market conditions and cash availability. The Company believes that funds from future operating cash flows and cash on hand are adequate to allow it to repurchase its shares under the stock repurchase plan.

     As of March 31, 2004, we had gross accounts receivable of $16,484,462, less an allowance of $804,106 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, at March 31, 2004, large balances were concentrated with certain international distributors, and some of these balances exceed our payment terms. Default by one or more of these distributors or customers could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned "Critical Accounting Policies."

     Our total current assets amounted to $72,342,847 at March 31, 2004, the majority of which consisted of cash and cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $11,095,348. We have no debt. We estimate that we will spend approximately $4,000,000 in 2004 for property and equipment, which includes the purchase of our manufacturing facility mentioned above. As of March 31, 2004, we estimate that material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending March 31, 2005, amounts to approximately $7,900,000. We intend to finance these purchases from existing cash or from cash flows from operations.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

          We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the quarter ended March 31, 2004, the loss on foreign currency translations related to the euro amounted to approximately $102,000, whereas in the comparable 2003 period we reported income from foreign currency translations of approximately $77,000. In the quarter ended March 31, 2004, we hedged approximately
(euro)1,000,000 of our accounts receivable that were denominated in euros. The hedge resulted in a currency translation gain of approximately $15,000 for this period. We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2004, and will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

Revenue Recognition

     We recognize revenue when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectability is reasonably assured. Revenue from system sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Revenue from sales-type leases is recognized at the time of lessee acceptance, which follows installation. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. This has had the effect of deferring, as of March 31, 2004, approximately $263,000 of revenue that will be recognized in future periods.

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

     We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. We have no history as to potential returns under our lease programs. We will monitor our lease sales in the future, and if necessary will record a provision for returns on leased systems. As of March 31, 2004, our allowance for returns was $183,283, as compared with $198,481 as of December 31, 2003.

Allowance for Doubtful Accounts

     While we evaluate the collectability of a sale as part of our revenue recognition process, we must also make judgments regarding the ultimate realization of our accounts receivable and notes receivable balances. A considerable amount of judgment is required in assessing the realization of these receivables, including the aging of the receivables and the creditworthiness of each customer. We may not be able to accurately and timely predict changes to our customer's financial condition. For example, in 2002, a customer's unanticipated bankruptcy resulted in our recording additional bad debt expense of approximately $200,000. In 2003, we did not experience a large write-off, and directly wrote-off smaller balances that in the aggregate amounted to under $95,000. In the first quarter of 2004, a reseller filed for bankruptcy that resulted in a direct write-off of approximately $75,000. If a customer's financial condition should suddenly deteriorate, calling into question our ability to collect the receivable, our estimates of the realization of our receivables could be adversely affected. We might then have to record additional allowances for doubtful accounts, which could have an adverse effect on our results of operations in the period affected.

     Our allowance for doubtful accounts is adjusted quarterly using two methods. First, our overall reserves are based on a percentage applied to certain aged receivable categories that are predominately based on historical bad debt write-off experience. Then, we make an additional evaluation of overdue customer accounts, for which we specifically reserve. In our evaluation we use a variety of factors, such as past payment history, the current financial condition of the customer, and current economic conditions. We also evaluate our overall concentration risk, which assesses the total amount owed by each customer, regardless of its current status. Certain of our international distributors have carried large balances that have become overdue. While these distributors have paid down their balances and are still considered performing, we have either converted certain of these accounts receivable to notes receivables (some of which are collateralized), or placed distributors on payment plans that strictly limit the amount of new business that we will honor unless they adhere to the payment plans. A default by one or more of these distributors could have a material effect, ranging from $300,000 to $800,000, on our reported operating results in the period affected. As of March 31, 2004, our allowance for doubtful accounts amounted to $620,822, an increase from the December 31, 2003 balance of $568,886.

Inventories

     Our inventories are recorded at the lower of cost or market, with cost based on a first-in, first-out basis. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. Our inventories consist of materials and products that are subject to technological obsolescence and competitive market conditions. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustments are made. Additionally, engineering or field change orders ("ECO" and "FCO", respectively) introduced by our engineering group could suddenly create extensive obsolete and/or excess inventory. Although our engineering group considers the estimated effect that an ECO or FCO would have on our inventories, a mandated ECO or FCO could have an immediate adverse affect on our reported financial condition if they required the use of different materials in either new production or our service inventory.

     Some of our inventory is returned to us by our customers and refurbished. This refurbished inventory, once fully repaired and tested, is functionally equivalent to new production and is utilized to satisfy many of our requirements under our warranty and service contracts. Upon receipt of the returned material, this inventory is recorded at a discount from original cost, and further reduced by estimated future refurbishment expense. While we evaluate this service material in the same way as our stock inventory (i.e., we periodically test for obsolescence and excess), this inventory is subject to changing demand that may not be immediately apparent. Adjustments to this service inventory, following an obsolescence or excess review, could have an adverse effect on our reported financial condition in the period when the adjustments are made. In 2003, we began to review the requirements for service inventory for discontinued products using the number of active maintenance contracts per product line as the key determinant for inventory levels and composition. A sudden decline in the number of customers renewing service agreements in a particular period could lead to an unanticipated write down of this service inventory for a particular product line. In the first quarter of 2004, service inventory was reduced by approximately $90,000 as a result of a 7% decline in the number of maintenance contracts that were not renewed, principally on older, discontinued products.

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

     These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing markets, and our ability to penetrate, compete, and successfully sell our products in these markets. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we will be able to:

     o continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

     o successfully develop the 3D printing market with our Dimension and Dimension SST products, and that the market will accept these products;

     o  maintain our revenues and gross margins on our present products;

     o  control our operating expenses;

     o expand our manufacturing capabilities to meet the expected demand generated by our Dimension and Dimension SST systems, our paid parts business, and our consumable products;

     o successfully and profitably distribute and service the Eden333 product line that is governed by our distributor agreement with Objet Geometries;

     o successfully commercialize polyphenylsulfone ("PPSF") and other new materials, and that the market will accept these new materials; and

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

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $150,000 for the continued maintenance of our European facility. Throughout 2003 and in the first quarter of 2004, we hedged (euro)1,000,000 of our accounts receivable balances that were denominated in euros. A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by between $100,000 and $300,000.

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

            31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

            31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

            32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

            32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

      (b)   Reports on Form 8-K.

      Current Report on Form 8-K, dated February 23, 2004, reporting under Item 12 that the Registrant issued a press release announcing its fourth quarter and fiscal year 2003 earnings.

      Current Report on Form 8-K, dated February 25, 2004, reporting under Item 12 that the Registrant issued a press release announcing its fiscal year 2004 financial guidance.

      Current Report on Form 8-K, dated March 31, 2004, reporting under Item 5 that the Registrant issued a press release announcing that its Board of Directors had authorized the Registrant to repurchase up to $10 million of its common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004               Stratasys, Inc.


                                 By: /s/ Thomas W. Stenoien
                                     -----------------------------------------
                                     Thomas W. Stenoien
                                     Executive Vice President, Secretary and
                                     Chief Financial Officer
                                     (Principal Financial Officer)