Form 10-Q
period 2004-06-30
STRATASYS INC
filed 2004-08-06
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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
☒  Yes     ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☒  Yes     ☐  No

As of August ___, 2004, the Registrant had ___________ shares of common stock, $.01 par value, outstanding.

Stratasys, Inc.

Table of Contents

		Page

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	1

	Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2004 and 2003	2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	3

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

Part II.	Other Information

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures

Item 1. Financial Statements

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$45,541,761	$44,544,341
Short-term investments	1,337,530	950,000
Accounts receivable, less allowance for returns and doubtful accounts of $1,046,152 in 2004 and $767,367 in 2003	18,408,135	15,788,095
Inventories	8,169,744	6,423,658
Net investment in sales-type leases	706,004	398,207
Prepaid expenses	1,773,625	2,809,541
Deferred income taxes	146,000	146,000

Total current assets	76,082,799	71,059,842

Property and equipment, net	9,304,946	6,544,663

Other assets
Intangible assets, net	2,698,227	2,496,593
Net investment in sales-type leases	1,681,227	888,367
Deferred income taxes	2,124,000	2,124,000
Long-term investments	720,000	625,000
Other	166,546	361,761

	7,390,000	6,495,721

	$92,777,745	$84,100,226

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$7,634,497	$4,940,055
Unearned maintenance revenue	6,094,199	5,263,962

Total current liabilities	13,728,696	10,204,017

Stockholders' equity

Common Stock, $.01 par value, authorized 15,000,000 shares, issued 12,136,485 shares in 2004 and 12,028,320 shares in 2003	121,364	120,283
Capital in excess of par value	70,834,277	69,924,093
Retained earnings	15,361,029	11,063,902
Accumulated other comprehensive loss	(71,480)	(41,274)
Less cost of treasury stock, 1,770,026 shares in 2004 and 1,768,856 shares in 2003	(7,196,141)	(7,170,795)

Total stockholders' equity	79,049,049	73,896,209

	$92,777,745	$84,100,226

See notes to consolidated financial statements.
1

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$17,315,648	$12,073,761	$33,161,823	$22,751,402

Cost of goods sold	6,836,095	4,158,237	12,976,135	7,978,307

Gross profit	10,479,553	7,915,524	20,185,688	14,773,095

Costs and expenses
Research and development	1,345,067	1,337,441	2,691,396	2,495,598
Selling, general and administrative	5,605,591	4,600,445	11,197,664	8,830,697

	6,950,658	5,937,886	13,889,060	11,326,295

Operating income	3,528,895	1,977,638	6,296,628	3,446,800

Other income (expense)
Interest income	124,484	39,723	236,231	76,252
Interest expense		(40,976)		(82,288)
Other	(34,980)	45,654	(71,013)	106,040

	89,504	44,401	165,218	100,004

Income before income taxes	3,618,399	2,022,039	6,461,846	3,546,804

Income taxes	1,226,381	505,509	2,164,719	886,701

Net income	$2,392,018	$1,516,530	$4,297,127	$2,660,103

Earnings per common share
Basic	$0.23	$0.18	$0.42	$0.32

Diluted	$0.22	$0.16	$0.40	$0.29

Weighted average number of common
shares outstanding
Basic	10,331,963	8,493,408	10,301,560	8,293,677

Diluted	10,711,375	9,257,786	10,716,031	9,140,678

COMPREHENSIVE INCOME (LOSS)

Net income	$2,392,018	$1,516,530	$4,297,127	$2,660,103

Other comprehensive loss
Foreign currency translation adjustment	(3,897)	(1,208)	(30,206)	(22,734)

Comprehensive income	$2,388,121	$1,515,322	$4,266,921	$2,637,369

See notes to consolidated financial statements.
2

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2004	2003
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$4,297,127	$2,660,103
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	369,107
Depreciation	814,463	806,791
Amortization	434,950	492,110
Loss on disposal of assets	16,011	114,010
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(2,620,040)	(92,277)
Inventories	(1,701,810)	57,397
Net investments in sales-type leases	(1,100,657)
Prepaid expenses	1,035,916	45,617
Other assets	195,215	(260,256)
Accounts payable and other current liabilities	2,694,442	894,032
Unearned maintenance revenue	830,237	474,782

Net cash provided by operating activities	5,264,961	5,192,309

Cash flows from investing activities
Purchase of investments	(482,530)
Acquisition of machinery and equipment	(3,635,033)	(929,810)
Payments for intangible assets	(636,584)	(246,759)

Net cash used in investing activities	(4,754,147)	(1,176,569)

Cash flows from financing activities
Purchase of treasury stock	(25,346)
Payments of mortgage payable		(28,038)
Net proceeds from exercise of stock options	542,158	2,818,999

Net cash provided by financing activities	516,812	2,790,961

Effect of exchange rate changes on cash	(30,206)	(22,734)

Net increase in cash and cash equivalents	997,420	6,783,967

Cash and cash equivalents, beginning of period	44,544,341	14,193,590

Cash and cash equivalents, end of period	$45,541,761	$20,977,557

See notes to consolidated financial statements.
3

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,

	2004	2003
	(unaudited)	(unaudited)

Supplemental disclosures of cash flow information,
cash paid during the period for:
Interest	$—	$82,288

Income taxes	$7,000	$45,888

Supplemental disclosures of noncash investing and financing activities:
Inventory transferred from machinery and equipment	$44,276	$91,046

See notes to consolidated financial statements.
4

Notes to Financial Statements

Note 1 – Basis of Presentation

The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2003, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2 – Inventory

Inventories consisted of the following at June 30 and December 31, respectively:

	2004	2003

Finished Goods	$4,934,704	$3,432,460
Raw materials	3,235,040	2,991,198

Totals	$8,169,744	$6,423,658

Note 3 – Material Commitments

The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $8,200,000, some of which contain non-cancellation clauses.

Note 4 – Income per common share

The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended June 30, 2004 and 2003, the additional shares amounted to 379,412 and 764,378, respectively. For the six months ended June 30, 2004 and 2003, the additional shares amounted to 414,471 and 847,001, respectively.

Note 5– Stock Based Compensation

The Company has various stock option plans that have been approved by the shareholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board No 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation is reflected in the net income for the three and six month periods ended June 30, 2004 and 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The company follows the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three Months Ended June 30,

	2004	2003

Net income as reported	$2,392,018	$1,516,530
Effect of stock based compensation accounted for under the fair value recognition provisions, net of tax	(339,250)	(37,750)

Pro forma net income	$2,052,768	$1,478,780

Earnings per share:
Basic, as reported	$.23	$.18
Basic, pro forma	.20	.17

Diluted, as reported	.22	.16
Diluted, pro forma	.19	.16

	Six Months Ended June 30,

	2004	2003

Net income as reported	$4,297,127	$2,660,103

Effect of stock based compensation accounted for under the fair value recognition provisions, net of tax	(666,000)	(75,500)

Pro forma net income	$3,631,127	$2,584,603

Earnings per share:
Basic, as reported	$.42	$.32
Basic, pro forma	.35	.31

Diluted, as reported	.40	.29
Diluted, pro forma	.34	.28

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We develop, manufacture, and market a family of rapid prototyping (“RP”) devices, including our 3D printing systems, that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design (“CAD”) workstation. We have continued to successfully implement our strategy to address the needs of both the productivity and 3D printing ends of the market. Our growth in the second quarter of 2004 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace. Our strategy in 2004 will be to continue to expand our position in the 3D printing market through increased sales of Dimension BST and Dimension SST, our low-cost 3D printers. We introduced th e Dimension SST in February 2004 at $34,900 and concurrently reduced the list price on Dimension BST from $29,900 to $24,900. We believe that Dimension BST, priced at $24,900, is among the lowest priced systems in the RP market. We believe that the 3D printing market represents a significant growth area and that Dimension BST and Dimension SST will continue to have a significant positive impact on our results in 2004 and beyond.

In the quarter ended June 30, 2004, our revenues increased to $17,315,648, a 43.4% increase over the $12,073,761 that we reported in the second quarter of 2003. The number of units that we shipped in the quarter increased by approximately 93% to 281 units as compared with 146 units shipped in the second quarter of 2003. This growth was largely the result of sales of the Dimension products. The highly successful growth of the Dimension BST and Dimension SST systems in the second quarter of 2004 was aided by the introduction of a new distributor program, in February 2004, an element of which involved the distributors’ purchase of systems for demonstration purposes. As part of this program, we offered resellers extended payment terms of 180 days for the purchase of both Dimension BST as well as Dimension SST systems.

We believe that we shipped more total RP systems than any other company in the world in the second quarter of 2004. Revenues derived from our consumable products also increased significantly in the quarter ended June 30, 2004, as compared with the quarter ended June 30, 2003. We believe that the growth rate of our consumables should increase in future quarters due to the significant expansion of our active installed base.

Our strategy also includes the expansion of our position in the RP market through the growth of our productivity systems, represented principally by our Titan, Vantage, Triplets, and Maxum systems. In January 2004 we introduced Triplets, which offers three variations of the Vantage system. In the second quarter of 2004, the unit growth rates of our T-Class products (Titan, Vantage, and Triplets systems) amounted to approximately 142%. However, older products, such as our Maxum and Prodigy Plus systems, declined in the second quarter of 2004 and are expected to decline further in 2004, negatively impacting the total growth of our productivity class of systems.

As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services, including paid parts. These represent recurring revenue for us. We expect that this trend will continue.

Our 2004 strategy also is based on the expectation that we will expand revenues faster than our operating expenses, with the intent to improve our operating margins as compared with those recorded in 2003. While our total revenues in the second quarter of 2004 increased by 43.4% to $17,315,648 from $12,073,761 in 2003, our operating expenses grew by only 17.1%, or $1,012,772. This had the effect of increasing operating income by 78% over that recorded in 2003. We will continue to focus on our operating expenses in 2004, with the intent to improve our operating profits beyond those reported in 2003. We cannot, however, ensure that we will be successful.

In 2004, we expect that our research and development (“R&D”) expenses will track slightly higher than comparative 2003 quarters, but should decline as a percentage of revenue. R&D projects primarily involve development of new systems and materials, better throughput, and software enhancements. The R&D group and a cross-functional team of other disciplines were responsible for also reducing the material and labor costs of the Dimension BST and Dimension SST in 2003, with further cost reductions on this platform expected in the latter part of 2004. R&D expense in the second quarter of 2004 increased by $7,626, or .6%, to $1,345,067, but declined to 7.8% of sales from 11.1% in the second quarter of 2003.

Our balance sheet continues to be strong. As of June 30, 2004, our cash position was approximately $45,542,000, with no debt. Throughout 2004 we have continued to report positive cash flow from operations. In short, we continue to have a very strong balance sheet and cash position to fund our 2004 growth strategy.

Our current and future growth is largely dependent upon our ability to penetrate new markets, and develop and market new rapid prototyping and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results Our ability to implement our strategy for 2004 is subject to numerous uncertainties, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.” We cannot ensure that our efforts will be successful.

Results of Operations

Three months ended June 30, 2004 compared with three months ended June 30, 2003

The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the three months ended June 30,
	2004	2003

Net sales	100.0%	100.0%
Cost of sales	39.5%	34.4%
Gross margin	60.5%	65.6%
Selling, general, and administrative expenses	32.4%	38.1%
Research & development expense	7.8%	11.1%
Operating income	20.4%	16.4%
Other income	0.5%	0.4%
Income before taxes	20.9%	16.7%
Income taxes	7.1%	4.2%
Net income	13.8%	12.6%

Net Sales

Net sales for the three months ended June 30, 2004, were $17,315,648, compared with net sales of $12,073,761 for the three months ended June 30, 2003. This represents an increase of $5,241,887, or 43.4%. Dimension BST, Dimension SST, and our T-Class systems, represented by our Titan, Vantage, and Triplets systems, were very strong in the second quarter of 2004. We also commenced multiple shipments of the Eden system, a product that we distribute in the United States for Objet Geometries. Older products such as the Prodigy Plus and Maxum declined, however. We shipped 281 total systems in the second quarter of 2004 as compared with total units of 146 in the second quarter of 2003, a growth rate of almost 93%. Revenues from consumables and services, principally our paid parts business, also increased significantly in the three months ended June 30, 2004 as compared wit h the same 2003 period. Consumable revenue was enhanced by the larger installed base of systems.

North American sales, which include Canada and Mexico, accounted for approximately 63% of total revenue in the three months ended June 30, 2004, as compared with approximately 58% in the three months ended June 30, 2003. Total North American sales, which include systems, services, and consumables, grew by approximately 54% as compared with international sales growth of approximately 28%. The North American sales growth was aided by sales of Eden systems and paid parts revenue. In 2004, we consolidated our two North American regions under one national manager and thus no longer report on regional sales performance. Internationally, our Asia Pacific region, which comprises Japan, China, the Far East and India, recorded revenues that amounted to approximately 15% of total sales, a level that is below our historical results and expectations. Europe accounted for approxi mately 21% of total revenue for the three months ended June 30, 2004, and continued to demonstrate improvement as compared with previous quarters. Whereas we expect to report higher revenues and profits in 2004 over the results achieved in 2003, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

Gross profit improved to $10,479,553, or 60.5% of sales, in the three months ended June 30, 2004, compared with $7,915,524 or 65.6% of sales, in the comparable period of 2003. This represents an increase of $2,564,029, or 32.4%. Gross profit increased due to higher revenues and control over our manufacturing overhead and direct labor expenses. As a percentage of revenues, the decline to 60.5% was principally due to the mix of products that we sold, which was heavily weighted to Dimension BST and Eden systems that have lower margins than many of our other systems. Moreover, to fill a gap in our product line, we introduced Triplets in early 2004. These systems have margins that are lower than our Titan system, and in the second quarter, sales of Triplets were strong, detracting somewhat from Titan sales.

Operating Expenses

SG&A expenses increased to $5,605,591 for the three months ended June 30, 2004, from $4,600,445 for the comparable period of 2003. This represents an increase of $1,005,146, or 21.8%. We incurred higher promotional, marketing, and channel development activities related to new or continuing product launches of the Dimension SST, Eden, and Triplets systems. Variable commissions, incentives, and travel expenses were higher in the 2004 period as a result of significantly higher revenues. We have also incurred higher medical insurance, investor relations and customer support expenses. The largest increase, however, was due to the recording of bad debt expense of approximately $425,000, which included a $240,000 increase in our allowance for doubtful accounts.

R&D expenses increased to $1,345,067 for the three months ended June 30, 2004 from $1,337,441 for the three months ended June 30, 2003. This amounted to an increase of $7,626, or .6%. On higher revenues, R&D expenses declined as a percentage of sales to 7.8% in the three months ended June 30, 2004, from 11.1% in the 2003 period. Higher salary and benefit expenses accounted for much of the increase. While we remain committed to maintaining R&D to design new products and materials, to reduce costs on existing products, and to improve the quality and reliability of all of our platforms, we have had an on-going objective to control spending levels. As such, R&D expenses in 2004 should increase at a considerably lower rate than that of our revenue growth, which should have the effect of reducing R&D expenses as a percentage of revenue.

Operating Income

For the reasons cited above, our operating income for the three months ended June 30, 2004, amounted to $3,528,895, or 20.4% of sales, compared with operating income of $1,977,638, or 16.4% of sales, for the three months ended June 30, 2003. This represents an increase of $1,551,257, or 78.4%.

Other Income

Other income netted to $89,504 in the three months ended June 30, 2004 compared with other income of $44,401 in the comparable 2003 period. Interest income increased to $124,484 in the current three-month period, compared with $39,723 in the three-month period of 2003. The increase in interest income was primarily due to significantly higher average cash balances, but negatively impacted by declining interest rates. Interest expense, primarily due to the mortgage on our manufacturing facility, amounted to $40,976 in the period ended June 30, 2003. We paid off the mortgage in late 2003. In the three months ended June 30, 2004, we recognized a loss from foreign currency transactions related to the euro of approximately $97,500, which compared with income on foreign currency transactions related to the euro of approximately $47,000 in the same period of 2003.

Income Taxes

Income tax expense amounted to $1,226,381, or 7.1% of sales, in the three months ended June 30, 2004, compared with $505,509, or 4.2% of sales, for the three months ended June 30, 2003. The effective tax rate for the second quarter of 2004 amounted to 33.9%. We believe that our effective tax rate should range between 33% and 35% in 2004, depending principally on volume and the levels of foreign sales.

Net Income

For the reasons cited above, our net income for the three months ended June 30, 2004, amounted to $2,392,018, or 13.8% of sales, compared with net income of $1,516,530, or 12.6% of sales, in the comparable 2003 period. This resulted in earnings per diluted common share of $.22 on 10,711,375 weighted shares outstanding in the three months ended June 30, 2004, compared with earnings per diluted common share of $.16 on 9,257,786 weighted shares outstanding for the comparable period ended June 30, 2003. The earnings per share and weighted average shares outstanding have been adjusted in all periods to give effect to the 3:2 stock split that occurred in December 2003.

Six months ended June 30, 2004 compared with six months ended June 30, 2003

The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the six months ended June 30,
	2004	2003

Net sales	100.0%	100.0%
Cost of sales	39.1%	35.1%
Gross margin	60.9%	64.9%
Selling, general, and administrative expenses	33.8%	38.8%
Research & development expense	8.1%	11.0%
Operating income	19.0%	15.1%
Other income	0.5%	0.4%
Income before taxes	19.5%	15.6%
Income taxes	6.5%	3.9%
Net income	13.0%	11.7%

Net Sales

Net sales for the six months ended June 30, 2004, were $33,161,823, compared with net sales of $22,751,402 for the six months ended June 30, 2003. This represents an increase of $10,410,421, or 45.8%. Dimension BST, Dimension SST, and our T-Class systems were strong in the six-month period. Shipments of the Eden systems were consistent over the six-month period of 2004, but Eden was not available for sale during the comparative 2003 period. Older products, however, such as the Prodigy Plus and Maxum, declined. We shipped 572 total systems in the first six months of 2004 as compared with 280 total systems in the comparable 2003 period, a growth rate of about 104%. Revenues from consumables and services, principally our paid parts business, also increased significantly in the six months ended June 30, 2004 as compared with the same 2003 period. Consumable revenue was enhanced by the larger installed base of systems.

North American sales, which include Canada and Mexico, accounted for approximately 60% of total revenue in the six months ended June 30, 2004, as compared with approximately 56% in the six months ended June 30, 2003. Total North American sales, which include systems, services, and consumables, grew by approximately 56% as compared with international sales growth of approximately 32%. The North American sales growth was aided by sales of Eden systems and paid parts revenue. In 2004, we consolidated our two North American regions under one national manager and thus no longer report on regional sales performance. Internationally, our Asia Pacific region, which comprises Japan, China, the Far East and India, recorded revenues that amounted to approximately 18% of total sales, a decline from the 22% reported in the six months ended June 30, 2003. Sales into our European region accounted for approximately 21% of total revenue for the six months ended June 30, 2004, and continued to demonstrate improvement as compared with previous periods. Whereas we expect to report higher revenues and profits in 2004 over the results achieved in 2003, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

Gross profit improved to $20,185,688, or 60.9% of sales, in the six months ended June 30, 2004, compared with $14,773,095, or 64.9% of sales, in the comparable period of 2003. This represents an increase of $5,412,593, or 36.6%. Gross profit increased due to higher revenues and control over our manufacturing overhead and direct labor expenses. The decline in gross profit as a percentage of sales to 60.9% was, as in the first quarter of 2004, principally due to the mix of products that we sold, which was heavily weighted to Dimension BST and Eden systems that have lower margins than many of our other systems. Additionally, Triplets, with lower margins than Titans, also impacted the percentage comparison.

Operating Expenses

SG&A expenses increased to $11,197,664 for the six months ended June 30, 2004, from $8,830,697 for the comparable period of 2003. This represents an increase of $2,366,967, or 26.8%. We incurred higher expenses for promotional, marketing, and channel development activities related to new or continuing product launches of the Dimension SST, Eden, and Triplets systems. Variable commissions, incentives, and travel expenses were higher in the 2004 period as a result of significantly higher revenues. We have also incurred higher medical insurance, investor relations and customer support expenses. The largest increase, however, was due to the recording of bad debt expense of approximately $477,000, which included a $279,000 increase in our allowance for doubtful accounts.

R&D expenses increased to $2,691,396 for the six months ended June 30, 2004 from $2,495,598 for the six months ended June 30, 2003. This amounted to an increase of $195,798, or 7.8%. On higher revenues, R&D expenses declined as a percentage of sales to 8.1% in the six months ended June 30, 2004, from 11.0% in the 2003 period. Higher salary and benefit expenses accounted for much of the increase.

Operating Income

For the reasons cited above, our operating income for the three months ended June 30, 2004, amounted to $6,296,628, or 19.0% of sales, compared with operating income of $3,446,800, or 15.1% of sales, for the six months ended June 30, 2003. This represents an increase of $2,849,828, or 82.7%.

Other Income

Other income netted to $165,218 in the six months ended June 30, 2004 compared with other income of $100,004 in the comparable 2003 period. Interest income increased to $236,231 in the current six-month period, compared with $76,252 in the six-month period of 2003. The increase in interest income was primarily due to significantly higher average cash balances, but negatively impacted by declining interest rates. Interest expense, primarily due to the mortgage on our manufacturing facility, amounted to $82,288 in the period ended June 30, 2003. We paid off the mortgage in late 2003. In the six months ended June 30, 2004, we recognized a loss from foreign currency transactions related to the euro of approximately $185,000, which compared with income on foreign currency transactions related to the euro of $156,000 in the same period of 2003.

Income Taxes

Income tax expense amounted to $2,164,719, or 6.5% of sales, in the six months ended June 30, 2004, compared with $886,701, or 3.9% of sales, for the six months ended June 30, 2003. The effective tax rate for the six months of 2004 amounted to 33.5%.

Net Income

For the reasons cited above, our net income for the six months ended June 30, 2004, amounted to $4,297,127, or 13.0% of sales, compared with net income of $2,660,103, or 11.7% of sales, in the comparable 2003 period. This resulted in earnings per diluted common share of $.40 on 10,716,031 weighted shares outstanding in the six months ended June 30, 2004, compared with earnings per diluted common share of $.29 on 9,140,678 weighted shares outstanding for the comparable period ended June 30, 2003. The earnings per share and weighted average shares outstanding have been adjusted in all periods to give effect to the 3:2 stock split that occurred in December 2003.

Liquidity and Capital Resources

We increased our cash and cash equivalents balances to $45,541,761 at June 30, 2004, from $44,544,341 at December 31, 2003, and $20,977,557 at June 30, 2003. In the six months ended June 30, 2004, net cash provided by our operating activities amounted to $5,264,961, compared with $5,192,309 in the comparable 2003 period. The principal source of cash from our operating activities has been our net income, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories and accounts receivable, and in the 2004 period, a large reduction in our prepaid expenses. Our net accounts receivable balance increased to $18,408,135 in the first six months of 2004 from $15,788,095 as of December 31, 2003, which was principally due to large first half revenue growth. In addition, as a result of our demo program for the Dimension product l ine, most of our resellers purchased demo units that were subject to extended payment terms of 180 days. This should have the effect of increasing our accounts receivable balances and days sales outstanding (DSO’s) until the fourth quarter.

Throughout 2003 and continuing in 2004, we introduced tighter controls in our credit and collections areas. Some of our international distributors, however, have continued to carry high balances, some of which have exceeded our normal terms. Whereas several of these international distributors have significantly improved their position with us since 2003, others have improved more slowly. Combined with the effects of the demo program mentioned above, this has had the effect of increasing DSO’s to approximately 95 days, from approximately 90 days as of the end of the first quarter of 2004, but declining from the approximately 113 days recorded as of June 30, 2003.

For the six months ended June 30, 2004 and 2003, our inventory balances have increased to $8,169,744 from $6,480,049, respectively. Inventories increased in the current period due to the requirements to have more raw stock on hand for expected higher sales volumes in the next two quarters. Inventory turns have improved to 3.2 times in the quarter ended June 30, 2004, from about 1.5 times in the comparable 2003 period. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations. As we have introduced numerous new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory. With the introduction of these new products, older products have been discontinued. However, inventory for these discontinued produc ts is still required to fulfill our service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies”.

Investments in sales-type leases used cash of $1,100,657 in the six months ended June 30, 2004 and none in the preceding six-month period. In mid-2003 we introduced a leasing program that was principally designed for the Dimension product. The program has enabled us to offer an attractive leasing solution to over 70 customers since the lease program’s inception. We consider our financial position a competitive advantage, and thus can offer aggressive leasing programs to augment top-line growth. As such, we will continue to offer this program, and intend to broaden it in 2004 to include customers interested in our productivity systems.

Prepaid expenses provided cash of $1,035,916 in the six months ended June 30, 2004, as compared with $45,617 in the comparable 2003 period. Much of the change in the 2004 period was due to our success in selling Eden systems that involved advance payments associated with our Objet distributor agreement that off-set inventory purchases in the first half of 2004. The increase in accounts payable and other current liabilities also increased cash by $2,694,442 in the six months ended June 30, 2004, principally the result of increased purchases subject to future payment.

Our investing activities used cash of $4,754,147 and $1,176,569 in the six months ended June 30, 2004 and 2003, respectively. In the first quarter of 2004 we acquired a 40,000 sq. ft. manufacturing facility and land near our current manufacturing facility to accommodate expansion of our consumable and paid parts businesses. We paid approximately $1,230,000 for the building and land. Additional costs for improvements and modifications of this facility should amount to approximately $450,000 in the second and third quarters of 2004. Machinery and equipment acquisitions, including the transfer of systems used in our paid parts business, amounted to approximately $2,400,000 in the six-months ended June 30, 2004, as compared with $929,810 in the six months ended June 30, 2003. Much of the increase in capital expenditures in 2004 was for equipment required by the fastest growing components of our business, consumable manufacturing and paid parts. Net cash used for payments of intangible assets, including patents and capitalized software, amounted to $636,584 and $246,759 for the periods ended June 30, 2004 and 2003, respectively. In the six months ended June 30, 2004, we used cash of $482,530 to purchase investments, principally certificates of deposits.

Our financing activities provided cash of $516,812 and $2,790,961 in the six months ended June 30, 2004 and 2003, respectively. These principally represented proceeds from the exercise of stock options. In the 2004 period, we purchased treasury stock in the amount of $25,346. This purchase was subject to board authorization to purchase up to $10,000,000 of our common stock. In the six months ended June 30, 2003, we paid $28,038 in mortgage payments for our manufacturing facility.

For 2004, we expect to use our cash for the following purposes:

•   continued improvements and modifications of our new manufacturing facility;
•   the continuation of our leasing program;
•   the expansion of our paid parts business;
•   working capital purposes;
•   improvements and upgrades to our existing manufacturing facility;
•   new product and materials development;
•   sustaining engineering;
•   the acquisition of equipment, including production equipment, tooling, and computers;
•   the purchase or development of intangible assets, including patents;
•   increased selling and marketing activities, especially as they relate to the continued Dimension market and channel development as well as the Eden market development;
•   acquisitions and/or strategic alliances; and
•   our common stock buyback program.

While we believe that the primary source of liquidity during 2004 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

We have a stock repurchase plan with an authorization from our Board of Directors to use up to $10 million for the repurchase of our shares. Shares may be purchased from time to time at prevailing prices in the open market or by block purchases. As reported pursuant to Item 2 of Part II of this report, during the three months ended June 30, 2004, we repurchased 1,170 shares at an average price of $21.6012 per share, or an aggregate of approximately $25,273, and we may expend approximately $9,974,727 more to repurchase shares under this repurchase plan, depending on market conditions and cash availability. We believe that funds from future operating cash flows and cash on hand are adequate to allow us to repurchase shares under this repurchase plan.

As of June 30, 2004, we had gross accounts receivable of $19,454,287, less an allowance of $1,046,152 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, at June 30, 2004, large balances were concentrated with certain international distributors, and some of these balances exceed our payment terms. Default by one or more of these distributors or customers could result in a significant charge against our current reported earnings. In the six months ended June 30, 2004, we recorded bad debt expense of $477,435, some of which was directed as additional allowance against old balances held by these distributors. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most of th e accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to $76,082,799 at June 30, 2004, the majority of which consisted of cash and cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $13,728,696. We have no debt. We estimate that we will spend approximately $4,000,000 in 2004 for property and equipment, which includes the purchase of our manufacturing facility mentioned above. As of June 30, 2004, we estimate that material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending June 30, 2005, amounts to approximately $8,200,000. We intend to finance these purchases from existing cash or from cash flows from operations.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the six months ended June 30, 2004, the loss on foreign currency translations related to the euro amounted to approximately $185,000, whereas in the comparable 2003 period we reported income from foreign currency translations of approximately $124,000. In the quarter ended June 30, 2004, we hedged approximately €1,000,000 of our accounts receivable that were denominated in euros. The hedge resulted in a currency translation gain of approximately $22,000 for this period. We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2004, and will continue to monitor our exposure to currency fluc tuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

Critical Accounting Policies

We have prepared our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required us to make estimates, judgments, and assumptions that affected the amounts we reported. Note 1 of Notes to the 10K Consolidated Financial Statements contains the significant accounting principles that we used to prepare our consolidated financial statements.

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

Revenue Recognition

We recognize revenue when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectability is reasonably assured. Revenue from system sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Revenue from sales-type leases is recognized at the time of lessee acceptance, which follows installation. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. This has had the effect of deferring, as of June 30, 2004, approximately $1,886,000 of revenue that will be recognized in future periods.

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

We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. We have no history as to potential returns under our lease programs. We will monitor our lease sales in the future, and if necessary will record a provision for returns on leased systems. As of June 30, 2004, our allowance for returns was $183,283, as compared with $198,481 as of December 31, 2003.

Allowance for Doubtful Accounts

While we evaluate the collectability of a sale as part of our revenue recognition process, we must also make judgments regarding the ultimate realization of our accounts receivable and notes receivable balances. A considerable amount of judgment is required in assessing the realization of these receivables, including the aging of the receivables and the creditworthiness of each customer. We may not be able to accurately and timely predict changes to a customer’s financial condition. For example, in 2002, a customer’s unanticipated bankruptcy resulted in our recording additional bad debt expense of approximately $200,000. In 2003, we did not experience a large write-off, and directly wrote-off smaller balances that in the aggregate amounted to under $95,000. In the first quarter of 2004, a reseller filed for bankruptcy that resulted in a direct write-off of approximately $75,000. In the second quarter, another customer defaulted, resulting in a direct write-off of approximately $121,000. If a customer’s financial condition should suddenly deteriorate, calling into question our ability to collect the receivable, our estimates of the realization of our receivables could be adversely affected. We might then have to record additional allowances for doubtful accounts, which could have an adverse effect on our results of operations in the period affected.

Our allowance for doubtful accounts is adjusted on a quarterly basis using two methods. First, our overall reserves are based on a percentage applied to certain aged receivable categories that are predominately based on historical bad debt write-off experience. Then, we make an additional evaluation of overdue customer accounts, for which we specifically reserve. In our evaluation we use a variety of factors, such as past payment history, the current financial condition of the customer, and current economic conditions. We also evaluate our overall concentration risk, which assesses the total amount owed by each customer, regardless of its current status. Certain of our international distributors have carried large balances that have become overdue. While these distributors have paid down their balances and are still considered performing, we have either converted ce rtain of these accounts receivable to notes receivable (some of which are collateralized), or placed distributors on payment plans that strictly limit the amount of new business that we will honor unless they adhere to the payment plans. A default by one or more of these distributors could have a material effect, ranging from $200,000 to $600,000, on our reported operating results in the period affected. As of June 30, 2004, our allowance for doubtful accounts amounted to $862,869, an increase from the December 31, 2003 balance of $568,886.

Inventories

Our inventories are recorded at the lower of cost or market, with cost based on a first-in, first-out basis. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. Our inventories consist of materials and products that are subject to technological obsolescence and competitive market conditions. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustments are made. Additionally, engineering or field change orders (“ECO” and “FCO”, respectively) introduced by our engineering group could sudde nly create extensive obsolete and/or excess inventory. Although our engineering group considers the estimated effect that an ECO or FCO would have on our inventories, a mandated ECO or FCO could have an immediate adverse affect on our reported financial condition if they required the use of different materials in either new production or our service inventory.

Some of our inventory is returned to us by our customers and refurbished. This refurbished inventory, once fully repaired and tested, is functionally equivalent to new production and is utilized to satisfy many of our requirements under our warranty and service contracts. Upon receipt of the returned material, this inventory is recorded at a discount from original cost, and further reduced by estimated future refurbishment expense. While we evaluate this service material in the same way as our stock inventory (i.e., we periodically test for obsolescence and excess), this inventory is subject to changing demand that may not be immediately apparent. Adjustments to this service inventory, following an obsolescence or excess review, could have an adverse effect on our reported financial condition in the period when the adjustments are made. In 2003, we began to review t he requirements for service inventory for discontinued products using the number of active maintenance contracts per product line as the key determinant for inventory levels and composition. A sudden decline in the number of customers renewing service agreements in a particular period could lead to an unanticipated write down of this service inventory for a particular product line. In the second quarter of 2004, service inventory was reduced by approximately $56,000 as a result of a 6% decline in the number of maintenance contracts that were renewed, principally on older, discontinued products.

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

These forward-looking statements are based on assumptions, among others, that we will be able to:

•   continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;
•   successfully develop the 3D printing market with our Dimension BST and Dimension SST products, and that the market will accept these products;
•   maintain our revenues and gross margins on our present products;
•   control our operating expenses;
•   expand our manufacturing capabilities to meet the expected demand generated by our Dimension BST and Dimension SST systems, our paid parts business, and our consumable products;
•   successfully and profitably distribute and service the Eden product line that is governed by our distributor agreement with Objet Geometries;
•   successfully commercialize polyphenylsulfone (“PPSF”) and other new materials, and that the market will accept these new materials; and
•   retain and recruit employees with the necessary skills to produce, develop, market, and sell our products.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, geo-political, competitive, market and technological conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. The impact of actual experience and business developments may cause us to alter our marketing plans, our capital expenditure budgets, or our engineering, selling, manufacturing or other budgets, which may in turn affect our results of operations or the success of our n ew product development and introduction. We may not be able to alter our plans or budgets in a timely manner, resulting in reduced profitability or losses.

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

Foreign Currency Exchange Rate Risk

We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $150,000 for the continued maintenance of our European facility. Throughout 2003 and in the first six months of 2004, we hedged €1,000,000 of our accounts receivable balances that were denominated in euros. A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by between $100,000 and $300,000.

Item 4.   Controls and Procedures

Based on their evaluation required by Rule 13a-15(b) or 15a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

PART II

OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 April 1, 2004 through April 30, 2004	—	—	—	$10,000,000
Month #2 May 1, 2004 through May 31, 2004	1,170	$21.6012	1,170	$9,974,727
Month #3 June 1, 2004 through June 30, 2004	—	—	1,170	$9,974,727
Total	1,170	$21.6012	1,170	$9,974,727

(1)   On March 30, 2004, we announced that our Board of Directors authorized the repurchase up to $10 million of our common stock. This repurchase plan does not have an expiration date.

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 6, 2004. The following directors, constituting all of our directors, were elected at the meeting to serve until their respective successors are duly elected and qualified. The directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

	For Election	Against	Withheld Authority/ Abstained

S. Scott Crump	9,573,525	74,255	4,077
Ralph E. Crump	9,641,955	5,825	4,077
Edward J. Fierko	9,518,844	128,936	4,077
Clifford H. Schwieter	9,519,444	128,336	4,077
Arnold J. Wasserman	9,506,038	141,742	4,077
Gregory L. Wilson	9,506,113	141,667	4,077

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits.

31.1    Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2    Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1    Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2    Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

(b)   Reports on Form 8-K.

Current Report on Form 8-K, dated April 28, 2004, reporting under Item 12 that the Registrant issued a press release announcing its first quarter fiscal year 2004 earnings.

Current Report on Form 8-K, dated May 14, 2004, reporting under Item 9 that the Registrant issued a press release announcing that it had misinterpreted numbers from the Wohlers Report 2004 in its May 12, 2004 press release, and reissued the full May 12, 2004 press release with appropriate corrections.

Current Report on Form 8-K, dated July 29, 2004, reporting under Item 12 that the Registrant issued a press release announcing its second quarter fiscal year 2004 revenue and earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	Stratasys, Inc.

	By:	/s/ THOMAS W. STENOIEN

Thomas W. Stenoien Executive Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)