Form 10-Q/A
period 2004-06-30
STRATASYS INC
filed 2004-08-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
☒  Yes     ☐  No

As of August 6, 2004, the Registrant had 10,367,359 shares of common stock, $.01 par value, outstanding.

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

Signatures

Note: This amendment is being filed solely for the purpose of indicating on the cover page the number of shares outstanding, which was inadvertently omitted from the original filing.

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

Date: August 9, 2004	Stratasys, Inc.

	By:	/s/ THOMAS W. STENOIEN

Thomas W. Stenoien Executive Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)