Form 10-Q
period 2004-09-30
STRATASYS INC
filed 2004-11-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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
☒Yes   ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☒Yes   ☐  No

As of November 8, 2004, the Registrant had 10,401,210 shares of common stock, $.01 par value, outstanding.

Stratasys, Inc.

Table of Contents

Part I. Financial Information	Page
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	1
Consolidated Statements of Operations and Comprehensive Income for the
three and nine months ended September 30, 2004 and 2003	2
Consolidated Statements of Cash Flows for the nine months ended
September 30, 2004 and 2003	3
Notes to Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6. Exhibits	20
Signatures

Item 1. Financial Statements

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,630,812	$44,544,341
Short-term investments	668,933	950,000
Accounts receivable, less allowance for returns and
doubtful accounts of $1,491,647 in 2004 and $767,367 in 2003	16,109,973	15,788,095
Inventories	8,738,441	6,423,658
Net investment in sales-type leases	1,030,677	398,207
Prepaid expenses	2,229,074	2,809,541
Deferred income taxes	146,000	146,000
Total current assets	80,553,910	71,059,842

Property and equipment, net	9,878,854	6,544,663

Other assets
Intangible assets, net	3,379,559	2,496,593
Net investment in sales-type leases	2,252,664	888,367
Deferred income taxes	2,124,000	2,124,000
Long-term investments	1,005,000	625,000
Other	146,616	361,761
	8,907,839	6,495,721
	$99,340,603	$84,100,226
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$204,755	$-
Accounts payable and other current liabilities	9,754,834	4,940,055
Unearned maintenance revenue	7,270,302	5,263,962
Total current liabilities	17,229,891	10,204,017

Notes payable, less current portion	136,202	-

Stockholders' equity
Common Stock, $.01 par value, authorized 15,000,000
shares, issued 12,171,245 shares in 2004 and
12,028,320 shares in 2003	121,712	120,283
Capital in excess of par value	71,202,905	69,924,093
Retained earnings	17,895,160	11,063,902
Accumulated other comprehensive loss	(49,126)	(41,274)
Less cost of treasury stock, 1,770,026 shares in 2004
and 1,768,856 shares in 2003	(7,196,141)	(7,170,795)
Total stockholders' equity	81,974,510	73,896,209

	$99,340,603	$84,100,226

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$17,721,182	$12,898,673	$50,883,005	$35,650,075

Cost of goods sold	7,277,003	4,417,305	20,253,138	12,395,612
Gross profit	10,444,179	8,481,368	30,629,867	23,254,463

Costs and expenses
Research and development	1,298,006	1,288,621	3,989,402	3,784,219
Selling, general and administrative	5,544,728	4,590,948	16,742,392	13,421,645
	6,842,734	5,879,569	20,731,794	17,205,864
Operating income	3,601,445	2,601,799	9,898,073	6,048,599

Other income (expense)
Interest income	190,888	52,583	427,119	128,835
Interest expense	(11,510)	(40,558)	(11,510)	(122,846)
Other	29,900	(18,067)	(41,113)	87,973
	209,278	(6,042)	374,496	93,962
Income before income taxes	3,810,723	2,595,757	10,272,569	6,142,561

Income taxes	1,276,592	610,440	3,441,311	1,497,141
Net income	$2,534,131	$1,985,317	$6,831,258	$4,645,420
Earnings per common share
Basic	$0.24	$0.21	$0.66	$0.54
Diluted	$0.24	$0.20	$0.64	$0.49
Weighted average number of common
shares outstanding
Basic	10,374,686	9,359,177	10,326,113	8,652,744
Diluted	10,752,647	9,986,313	10,726,411	9,454,856
COMPREHENSIVE INCOME

Net income	$2,534,131	$1,985,317	$6,831,258	$4,645,420

Other comprehensive loss
Foreign currency translation adjustment	22,354	(4,578)	(7,852)	(27,312)
Comprehensive income	$2,556,485	$1,980,739	$6,823,406	$4,618,108

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$6,831,258	$4,645,420
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred income taxes	632,959
Depreciation	1,265,027	1,206,148
Amortization	624,161	697,178
Loss on disposal of assets	16,011	135,393
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Accounts receivable	(636,091)	(1,410,396)
Inventories	(2,031,212)	(504,773)
Net investments in sales-type leases	(1,996,767)
Prepaid expenses	671,788	(1,040,119)
Other assets	215,491	1,373
Accounts payable and other current liabilities	4,376,856	1,439,691
Unearned maintenance revenue	1,895,556	45,620
Net cash provided by operating activities	11,865,037	5,215,535

Cash flows from investing activities
Purchase of investments	(98,933)
Acquisition of machinery and equipment	(4,475,420)	(1,500,883)
Payments for intangible assets	(772,998)	(369,905)
Net cash used in investing activities	(5,347,351)	(1,870,788)

Cash flows from financing activities
Purchase of treasury stock	(25,346)
Payments of notes payable	(45,299)
Payments of mortgage payable		(42,008)
Net proceeds from the sale of common stock		29,445,688
Net proceeds from exercise of stock options	647,282	2,989,451
Net cash provided by financing activities	576,637	32,393,131
Effect of exchange rate changes on cash	(7,852)	(27,312)

Net increase in cash and cash equivalents	7,086,471	35,710,566

Cash and cash equivalents, beginning of period	44,544,341	14,193,590
Cash and cash equivalents, end of period	$51,630,812	$49,904,156

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information,
cash paid during the period for:
Interest	$11,510	$123,442

Income taxes	$664,797	$445,888

Supplemental disclosures of noncash investing and
financing activities:
Inventory transferred from machinery and equipment	$148,251	$117,516

Exchange of accounts receivable for investment in subsidiary	$708,277	$-

See notes to consolidated financial statements.

Notes to Financial Statements

Note 1 - Basis of Presentation

The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2003, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2 - Inventory

Inventories consisted of the following at September 30 and December 31, respectively:

	2004	2003
Raw materials	$3,388,006	$2,991,198
Finished Goods	5,350,435	3,432,460
Totals	$8,738,441	$6,423,658

Note 3 - Material Commitments

The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $6,900,000, some of which contain non-cancellation clauses.

Note 4 - Income per common share

The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended September 30, 2004 and 2003, the additional shares amounted to 377,961 and 627,136, respectively. For the nine months ended September 30, 2004 and 2003, the additional shares amounted to 400,298 and 802,112, respectively.

Note 5 - Stock Based Compensation

The Company has various stock option plans that have been approved by the shareholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board No 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation is reflected in the net income for the three and nine month periods ended September 30, 2004 and 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The company follows the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three Months Ended September 30,
	2004	2003
Net income as reported	$2,534,131	$1,985,317

Effect of stock based compensation accounted for under the fair value recognition provisions, net of tax	(339,250)	(37,750)

Pro forma net income	$2,194,881	$1,947,567

Earnings per share:
Basic, as reported	$.24	$.21
Basic, pro forma	.21	.21

Diluted, as reported	.24	.20
Diluted, pro forma	.20	.20

	Nine Months Ended September 30,
	2004	2003
Net income as reported	$6,831,258	$4,645,420

Effect of stock based compensation accounted for under the fair value recognition provisions, net of tax	(1,017,750)	(113,250)

Pro forma net income	$5,813,508	$4,532,170

Earnings per share:
Basic, as reported	$.66	$.54
Basic, pro forma	.56	.52

Diluted, as reported	.64	.49
Diluted, pro forma	.54	.48

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We develop, manufacture, and market a family of rapid prototyping (“RP”) devices, including our 3D printing systems, that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design (“CAD”) workstation. We have continued to successfully implement our strategy to address the needs of both the productivity and 3D printing ends of the market. Our growth in the third quarter of 2004 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace. Our strategy for the remainder of 2004 will be to continue to expand our position in the 3D printing market through increased sales of Dimension BST and Dimension SST, our low-cost 3D printers. We introduced the Dimension SST in February 2004 at $34,900 and concurrently reduced the list price on Dimension BST from $29,900 to $24,900. We believe that Dimension BST, priced at $24,900, is among the lowest priced systems in the RP market. We believe that the 3D printing market represents a significant growth area and that Dimension BST and Dimension SST will continue to have a significant positive impact on our results in 2004 and beyond.

In the quarter ended September 30, 2004, our revenues increased to $17,721,182, a 37.4% increase over the $12,898,673 that we reported in the third quarter of 2003. The number of systems that we shipped in this quarter increased by approximately 33%, to 246 systems as compared with 185 systems shipped in the third quarter of 2003. This growth was largely the result of strong sales of our 3D printing systems, our T-class line as represented by our Titan and Vantage systems, and Eden. We believe that we shipped more total RP systems than any other company in the world in the third quarter of 2004. Increases in sales of consumables, maintenance, and paid parts also contributed to the sales growth. We believe that the growth rate of our consumables, which represents recurring revenue for us, should increase in future quarters due to the significant expansion of our active installed base.

Our strategy also includes the expansion of our position in the RP market through the growth of our productivity systems, represented principally by our Titan, Vantage, Triplets, and Maxum systems. In January 2004 we introduced Triplets, which offers three variations of the Vantage system. In the third quarter of 2004, we recorded a 100% unit growth rate of our T-Class products (Titan, Vantage, and Triplets systems) as compared with the comparable quarter in 2003. Eden sales were also strong in the quarter and were not available in the comparable 2003 quarter. However, older products, such as our Maxum and Prodigy Plus systems, declined in the third quarter of 2004 and are expected to decline further in the last quarter of 2004, negatively impacting the total growth of our productivity class of systems.

Our 2004 strategy also is based on the expectation that we will expand revenues faster than our operating expenses, with the intent to improve our operating margins as compared with those recorded in 2003. While our total revenues in the third quarter of 2004 increased by $4,822,509, or 37.4%, over that reported in the third quarter of 2003, our operating expenses grew by only 16.4%, or $963,165. This had the effect of increasing operating income by 38.4% over that recorded in 2003. We will continue to focus on our operating expenses in the last quarter of 2004, with the intent to improve our operating profits beyond those reported in 2003. We cannot, however, ensure that we will be successful.

In 2004, we expect that our research and development (“R&D”) expenses will track slightly higher than comparative 2003 quarters, but should decline as a percentage of revenue. R&D projects primarily involve development of new systems and materials, better throughput, and software enhancements. The R&D group and a cross-functional team of other disciplines also were responsible for reducing the material and labor costs of the Dimension BST and Dimension SST in 2003, with further cost reductions on this platform achieved in 2004. R&D expense in the third quarter of 2004 increased by $9,385, or .7%, to $1,298,006, but declined to 7.3% of sales from 10.0% in the third quarter of 2003.

Our balance sheet continues to be strong. As of September 30, 2004, our cash position was approximately $51,631,000. We have continued to report positive cash flow from operations throughout 2004, which through the first nine months of 2004 amounted to approximately $11,865,000. In short, we continue to have the financial strength to internally fund our growth strategies for 2004 and beyond.

Our current and future growth is largely dependent upon our ability to expand our sales in existing markets, penetrate new markets, and develop and market new rapid prototyping and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Our ability to implement our strategy for 2004 is subject to numerous uncertainties, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.” We cannot ensure that our efforts will be successful.

Results of Operations

Three months ended September 30, 2004 compared with three months ended September 30, 2003

The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the three months ended September 30,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	41.1%	34.2%
Gross margin	58.9%	65.8%
Selling, general, and administrative expenses	31.3%	35.6%
Research & development expense	7.3%	10.0%
Operating income	20.3%	20.2%
Other income (expense)	1.2%	(0.0%)
Income before taxes	21.5%	20.1%
Income taxes	7.2%	4.7%
Net income	14.3%	15.4%

Net Sales

Net sales for the three months ended September 30, 2004, were $17,721,182, compared with net sales of $12,898,673 for the three months ended September 30, 2003. This represents an increase of $4,822,509, or 37.4%. Dimension BST, Dimension SST, and our T-Class systems, represented by our Titan, Vantage, and Triplets systems, were very strong in the third quarter of 2004. We also recorded multiple shipments of the Eden system, a product that we distribute in the United States for Objet Geometries. The quarter-over-quarter comparisons are impacted by the fact that the Eden and Triplets systems were not available in the 2003 period. Older products such as the Prodigy Plus and Maxum declined, however. We shipped 246 systems in the third quarter of 2004 as compared with 185 systems in the third quarter of 2003, a growth rate of approximately 33%. Revenues from consumables and services, principally our paid parts business, also increased significantly in the three months ended September 30, 2004 as compared with the same 2003 period. Consumable revenue was enhanced by the larger installed base of systems.

North American sales, which include Canada and Mexico, accounted for approximately 60% of total revenue in the three months ended September 30, 2004, as compared with approximately 61% in the three months ended September 30, 2003. Total North American sales, which include systems, services, and consumables, grew by approximately 32% as compared with international sales growth of approximately 46%. The North American sales growth was aided by sales of Eden systems and paid parts revenue. In 2004, we consolidated our two North American regions under one national manager and thus no longer report on regional sales performance. Internationally, our Asia Pacific region, which comprises Japan, China, the Far East and India, recorded revenues that amounted to approximately 17% of total sales, a level that is below our historical results and expectations. Europe accounted for approximately 22% of total revenue for the three months ended September 30, 2004, and continued to demonstrate improvement as compared with previous quarters. Whereas we expect to report higher revenues and profits in 2004 over the results achieved in 2003, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

Gross profit improved to $10,444,179, or 58.9% of sales, in the three months ended September 30, 2004, compared with $8,481,368 or 65.8% of sales, in the comparable period of 2003. This represents an increase of $1,962,811, or 23.1%. Gross profit increased due to higher revenues. As a percentage of revenues, the decline to 58.9% was principally due to the mix of products that we sold, which was heavily weighted to Dimension and Eden systems that have lower margins than many of our other systems. Moreover, to fill a gap in our product line, we introduced Triplets in early 2004. These systems have margins that are lower than our Titan system, and in the third quarter, sales of Triplets were strong. Sales of paid parts have also significantly expanded in 2004 as compared with 2003. All manufacturing costs associated with our paid parts business were reported as cost of sales in the 2004 period, unlike the 2003 period, whereas some of these expenses were treated as selling expenses on significantly lower volume in the 2003 period.

Operating Expenses

SG&A expenses increased to $5,544,728 for the three months ended September 30, 2004, from $4,590,948 for the comparable period of 2003. This represents an increase of $953,780, or 20.8%. We incurred higher expenses for promotional, marketing, and channel development activities related to new or continuing product launches of the Dimension SST, Eden, and Triplets systems. Variable commissions, incentives, and travel expenses were higher in the 2004 period as a result of significantly higher revenues. We have also incurred higher medical insurance, investor relations and customer support expenses. Bad debt expense was higher in the current period, which contributed to an increase in our allowance for bad debt of approximately $445,000 as compared with June 30, 2004. Accounting and professional expenses associated with Sarbanes-Oxley section 404 compliance also contributed to the increase in the current period as compared with 2003.

R&D expenses increased to $1,298,006 for the three months ended September 30, 2004 from $1,288,621 for the three months ended September 30, 2003. This amounted to an increase of $9,385, or .7%. On higher revenues, R&D expenses declined as a percentage of sales to 7.3% in the three months ended September 30, 2004, from 10.0% in the 2003 period. Higher salary and benefit expenses accounted for much of the increase. While we remain committed to maintaining R&D to design new products and materials, to reduce costs on existing products, and to improve the quality and reliability of all of our platforms, we have had an on-going objective to control spending levels. As such, R&D expenses in 2004 should increase at a considerably lower rate than that of our revenue growth, which should have the effect of reducing R&D expenses as a percentage of revenue.

Operating Income

For the reasons cited above, our operating income for the three months ended September 30, 2004, amounted to $3,601,445, or 20.3% of sales, compared with operating income of $2,601,799, or 20.2% of sales, for the three months ended September 30, 2003. This represents an increase of $999,646, or 38.4%.

Other Income

Other income netted to $209,278 in the three months ended September 30, 2004 compared with an expense of $6,042 in the comparable 2003 period. Interest income increased to $190,888 in the current three-month period, compared with $52,583 in the three-month period of 2003. The increase in interest income was primarily due to significantly higher average cash balances, but negatively impacted by declining interest rates. Interest expense, primarily due to the mortgage on our manufacturing facility, amounted to $40,558 in the period ended September 30, 2003 versus $11,510 in the comparable 2004 period. We paid off the mortgage in late 2003. In the three months ended September 30, 2004, we recognized a loss from foreign currency transactions related to the euro of approximately $26,900, which compared with a loss on foreign currency transactions related to the euro of approximately $17,500 in the same period of 2003.

Income Taxes

Income tax expense amounted to $1,276,592, or 7.2% of sales, in the three months ended September 30, 2004, compared with $610,440, or 4.7% of sales, for the three months ended September 30, 2003. The effective tax rate for the third quarter of 2004 amounted to 33.5%. We believe that our effective tax rate should range between 33.5% and 35% in 2004, depending principally on volume and the levels of foreign sales.

Net Income

For the reasons cited above, our net income for the three months ended September 30, 2004, amounted to $2,534,131, or 14.3% of sales, compared with net income of $1,985,317, or 15.4% of sales, in the comparable 2003 period. This resulted in earnings per diluted common share of $.24 on 10,752,647 weighted shares outstanding in the three months ended September 30, 2004, compared with earnings per diluted common share of $.20 on 9,986,313 weighted shares outstanding for the comparable period ended September 30, 2003. The earnings per share and weighted average shares outstanding have been adjusted in all periods to give effect to the 3:2 stock split that occurred in December 2003.

Nine months ended September 30, 2004 compared with nine months ended September 30, 2003

The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the nine months ended September 30,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	39.8%	34.8%
Gross margin	60.2%	65.2%
Selling, general, and administrative expenses	32.9%	37.6%
Research & development expense	7.8%	10.6%
Operating income	19.5%	17.0%
Other income	0.7%	0.3%
Income before taxes	20.2%	17.2%
Income taxes	6.8%	4.2%
Net income	13.4%	13.0%

Net Sales

Net sales for the nine months ended September 30, 2004, were $50,883,005, compared with net sales of $35,650,075 for the nine months ended September 30, 2003. This represents an increase of $15,232,930, or 42.7%. Dimension BST, Dimension SST, Eden, and our T-Class systems were strong in the nine-month period. For comparative purposes, the Dimension SST, Triplets, and Eden systems were not available for sale in the nine months ended September 30, 2003. Older products, however, such as the Prodigy Plus and Maxum, declined. We shipped 818 total systems in the first nine months of 2004 as compared with 465 total systems in the comparable 2003 period, a growth rate of about 76%. Revenues from consumables and services, principally our paid parts business, also increased significantly in the nine months ended September 30, 2004 as compared with the same 2003 period. Consumable revenue was enhanced by the larger installed base of systems.

North American sales, which include Canada and Mexico, accounted for approximately 60% of total revenue in the nine months ended September 30, 2004, as compared with approximately 58% in the nine months ended September 30, 2003. Total North American sales, which include systems, services, and consumables, grew by approximately 47% as compared with international sales growth of approximately 37%. The North American sales growth was aided by sales of Eden systems and paid parts revenue. In 2004, we consolidated our two North American regions under one national manager and thus no longer report on regional sales performance. Internationally, our Asia Pacific region, which comprises Japan, China, the Far East and India, recorded revenues that amounted to approximately 19% of total sales, a decline from the 22% reported in the nine months ended September 30, 2003. Sales into our European region accounted for approximately 21% of total revenue for the nine months ended September 30, 2004, and continued to demonstrate improvement as compared with previous periods. Whereas we expect to report higher revenues and profits in 2004 over the results achieved in 2003, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

Gross profit improved to $30,629,867, or 60.2% of sales, in the nine months ended September 30, 2004, compared with $23,254,463, or 65.2% of sales, in the comparable period of 2003. This represents an increase of $7,375,404, or 31.7%. Gross profit increased due to significantly higher revenue. The decline in gross profit as a percentage of sales to 60.2% was, as in the first six months of 2004, principally due to the mix of products that we sold, which was heavily weighted to Dimension BST and Eden systems that have lower margins than many of our other systems. Additionally, Triplets, with lower margins than Titans, also impacted the percentage comparison.

Operating Expenses

SG&A expenses increased to $16,742,392 for the nine months ended September 30, 2004, from $13,421,645 for the comparable period of 2003. This represents an increase of $3,320,747, or 24.7%. We incurred higher expenses for promotional, marketing, and channel development activities related to new or continuing product launches of the Dimension SST, Eden, and Triplets systems. Variable commissions, incentives, and travel expenses were higher in the 2004 period as a result of significantly higher revenues. We have also incurred higher medical insurance, investor relations, Sarbanes-Oxley section 404 compliance, and customer support expenses. The largest increase, however, was due to the recording of bad debt expense of approximately $692,000, which included a $724,000 increase in our allowance for doubtful accounts.

R&D expenses increased to $3,989,402 for the nine months ended September 30, 2004 from $3,784,219 for the nine months ended September 30, 2003. This amounted to an increase of $205,183, or 5.4%. On higher revenues, R&D expenses declined as a percentage of sales to 7.8% in the nine months ended September 30, 2004, from 10.6% in the 2003 period. Higher salary and benefit expenses accounted for much of the increase.

Operating Income

For the reasons cited above, our operating income for the nine months ended September 30, 2004, amounted to $9,898,073, or 19.5% of sales, compared with operating income of $6,048,599, or 17.0% of sales, for the nine months ended September 30, 2003. This represents an increase of $3,849,474, or 63.6%.

Other Income

Other income netted to $374,496 in the nine months ended September 30, 2004 compared with other income of $93,962 in the comparable 2003 period. Interest income increased to $427,119 in the current nine-month period, compared with $128,835 in the nine-month period of 2003. The increase in interest income was primarily due to significantly higher average cash balances, but negatively impacted by declining interest rates. Interest expense, primarily due to the mortgage on our manufacturing facility, amounted to $122,846 in the period ended September 30, 2003, versus $11,500 in the comparable 2004 period. We paid off the mortgage in late 2003. In the nine months ended September 30, 2004, we recognized a loss from foreign currency transactions related to the euro of approximately $211,500, which compared with a gain on foreign currency transactions related to the euro of approximately $106,400 in the same period of 2003. In the nine months ended September 30 2004, we recorded other income of approximately $170,300, principally due to insurance recoveries or sales tax refunds.

Income Taxes

Income tax expense amounted to $3,441,311, or 6.8% of sales, in the nine months ended September 30, 2004, compared with $1,497,141, or 4.2% of sales, for the nine months ended September 30, 2003. The effective tax rate for the nine months of 2004 amounted to 33.5%.

Net Income

For the reasons cited above, our net income for the nine months ended September 30, 2004, amounted to $6,831,258, or 13.4% of sales, compared with net income of $4,645,420, or 13.0% of sales, in the comparable 2003 period. This resulted in earnings per diluted common share of $.64 on 10,726,411 weighted shares outstanding in the nine months ended September 30, 2004, compared with earnings per diluted common share of $.49 on 9,454,856 weighted shares outstanding for the comparable period ended September 30, 2003. The earnings per share and weighted average shares outstanding have been adjusted in all periods to give effect to the 3:2 stock split that occurred in December 2003.

Liquidity and Capital Resources

We increased our cash and cash equivalents balances to $51,630,812 at September 30, 2004, from $44,544,341 at December 31, 2003, and $49,904,156 at September 30, 2003. In the nine months ended September 30, 2004, net cash provided by our operating activities amounted to $11,865,037, compared with $5,215,535 in the comparable 2003 period. The principal source of cash from our operating activities has been our net income of $6,831,258, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories, accounts payable, and accounts receivable, and in the 2004 period, a large increase in unearned maintenance revenue. Our net accounts receivable balance increased to $16,109,973 in the first nine months of 2004 from $15,788,095 as of December 31, 2003, which was principally due to large nine-month revenue growth. In addition, as a result of our demo program for the Dimension product line announced in the first quarter of 2004, most of our resellers purchased demo units that were subject to extended payment terms of 180 days. This has had the effect of increasing our accounts receivable balances and days sales outstanding (DSO’s).

Throughout 2003 and continuing in 2004, we introduced tighter controls in our credit and collections areas. Some of our international distributors, however, have continued to carry high balances, some of which have exceeded our normal terms. Whereas most of these international distributors have significantly improved their position with us since 2003, others have improved more slowly. Combined with the effects of the demo program mentioned above, this has had the effect of creating DSO’s of approximately 85 days. Approximately 95% of the resellers have sold their Dimension systems to end-users as of October 30, 2004, so DSO’s should decline from the levels reported as of September 30, 2004.

For the nine months ended September 30, 2004 and 2003, our inventory balances have increased to $8,738,441 from $7,042,219, respectively. Inventories increased in the current period due to the requirements to have more raw stock on hand for expected higher future sales. In addition, inventory of Eden systems have had to be increased due longer delivery schedules caused by shipments from Israel. Inventory turns have improved to 2.7 times in the quarter ended September 30, 2004, from about 2.0 times in the comparable 2003 period. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations. As we have introduced numerous new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory. With the introduction of these new products, older products have been discontinued. However, inventory for these discontinued products is still required to fulfill our service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

Investments in sales-type leases used cash of $1,996,767 in the nine months ended September 30, 2004 and none in the preceding nine-month period. In mid-2003 we introduced a leasing program that was principally designed for the Dimension product. The program has enabled us to offer an attractive leasing solution to over 90 customers since the lease program’s inception. We consider our financial position a competitive advantage, and thus can offer aggressive leasing programs to augment top-line growth. As such, we will continue to offer this program, and intend to broaden it in 2005 to include customers interested in our productivity systems.

An increase in accounts payable and other current liabilities increased cash by $4,376,856 in the nine months ended September 30, 2004, as compared with an increase of cash of $1,439,691 in the nine months ended September 30, 2003. Trade payables on larger inventory purchases and higher federal and state tax liabilities accounted for much of the increase.

Our investing activities used cash of $5,347,351 and $1,870,788 in the nine months ended September 30, 2004 and 2003, respectively. In the first quarter of 2004 we acquired a 40,000 sq. ft. manufacturing facility and land near our current manufacturing facility to accommodate expansion of our consumable and paid parts businesses. We paid approximately $1,230,000 for the building and land. Additional costs for improvements and modifications of this facility has amounted to approximately $450,000 incurred in the second and third quarters of 2004. Other machinery and equipment acquisitions, including the transfer of systems used in our paid parts business, amounted to approximately $3,300,000 in the nine months ended September 30, 2004, as compared with $1,500,883 in the nine months ended September 30, 2003. Much of the increase in capital expenditures in 2004 was for equipment required by the fastest growing components of our business: consumable manufacturing and paid parts. Net cash used for payments of intangible assets, including patents and capitalized software, amounted to $773,030 and $369,905 for the periods ended September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004, we used cash of $98,933 to purchase investments, principally certificates of deposit. In the first nine months of 2004, we consummated two small acquisitions. The first involved the purchase of the assets, including custom software applications and trademarks, of a company involved with automation technology applicable to our paid parts business for an aggregate purchase price of approximately $763,000. The second involved a non-cash purchase of a European distributor in exchange for consideration of approximately $708,000, which included the assumption of debt of approximately $341,000.

Our financing activities provided cash of $576,637 and $32,393,131 in the nine months ended September 30, 2004 and 2003, respectively. In the 2004 period, net proceeds from the exercise of stock options amounted to $647,282, compared with proceeds from the exercise of stock options of $2,989,451 in the comparative period of 2003. In the 2004 period, we purchased treasury stock in the amount of $25,346. This purchase was subject to board authorization to purchase up to $10,000,000 of our common stock. In the nine months ended September 30, 2003, we paid $42,008 in mortgage payments for our manufacturing facility, and raised net proceeds of $29,445,688 from the sale of 1,000,000 shares of our common stock and issuance of warrants to purchase 150,000 shares of our common stock.

For the balance of 2004 and 2005, we expect to use our cash for the following purposes:

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

While we believe that our primary source of liquidity during 2004 will continue to be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

We have a stock repurchase plan with an authorization from our Board of Directors to use up to $10 million for the repurchase of our shares. Shares may be purchased from time to time at prevailing prices in the open market or by block purchases. As reported pursuant to Item 2 of Part II of this report, during the three months ended September 30, 2004, we did not repurchase any shares, and we have approximately $9,974,727 remaining to repurchase shares under this repurchase plan, which we may expend depending on market conditions and cash availability. We believe that funds from future operating cash flows and cash on hand are adequate to allow us to repurchase shares under this repurchase plan.

As of September 30, 2004, we had gross accounts receivable of $17,601,620, less an allowance of $1,491,647 for returns and doubtful accounts. Historically, our bad debt expense has been minimal. However, at September 30, 2004, large balances were concentrated with certain international distributors, and some of these balances exceed our payment terms. Default by one or more of these distributors or customers could result in a significant charge against our current reported earnings. In the nine months ended September 30, 2004, we recorded bad debt expense of $692,345, much of which was for additional allowance against old balances held by these distributors. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to $80,553,910 at September 30, 2004, the majority of which consisted of cash and cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $17,229,891. We have no significant debt. We estimate that we will spend approximately $4,800,000 in 2004 for property and equipment, which includes the purchase of our manufacturing facility mentioned above. As of September 30, 2004, we estimate that material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending September 30, 2005, amounts to approximately $6,900,000. We intend to finance these purchases from existing cash or from cash flows from operations.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the nine months ended September 30, 2004, the loss on foreign currency translations related to the euro amounted to approximately $211,000, whereas in the comparable 2003 period we reported income from foreign currency translations of approximately $106,000. In the quarter ended September 30, 2004, we hedged approximately €1,000,000 of our accounts receivable that were denominated in euros. The hedge resulted in a currency translation loss of approximately $45,200 for this period. We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2004, and will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

Revenue Recognition

We derive revenue from sales of rapid prototyping systems, consumables, and services. We recognize revenue when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectability is reasonably assured. Revenue from system sales and consumables is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Revenue from sales-type leases for our FDM systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases for our Dimension systems is recognized at the time of shipment, since either the customer or the reseller performs the installation. We recognize revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period.

Service revenue is derived from the sales of maintenance contracts, installation, services, and training. Service revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than our standard 90-day warranty, the extended warranty is treated for revenue recognition purposes as a maintenance agreement. The fair value of this maintenance agreement is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. This has had the effect of deferring, as of September 30, 2004, approximately $1,800,000 of revenue that will be recognized in future periods. Installation service revenues are recognized upon completion of installation. Training revenues are recognized upon completion of training.

When two or more of our product offerings are contained in a single arrangement, we allocate revenue between the elements based on their relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until all undelivered elements have been fulfilled.

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

We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. We have very limited history as to potential returns under our lease programs. We have continued to monitor our lease sales, and if necessary will record a provision for returns on leased systems. As of September 30, 2004, our allowance for returns was $183,283, as compared with $198,481 as of December 31, 2003.

Allowance for Doubtful Accounts

While we evaluate the collectability of a sale as part of our revenue recognition process, we must also make judgments regarding the ultimate realization of our accounts receivable and notes receivable balances. A considerable amount of judgment is required in assessing the realization of these receivables, including the aging of the receivables and the creditworthiness of each customer. We may not be able to accurately and timely predict changes to a customer’s financial condition. For example, in 2002, a customer’s unanticipated bankruptcy resulted in our recording additional bad debt expense of approximately $200,000. In 2003, we did not experience a large write-off, and directly wrote-off smaller balances that in the aggregate amounted to less than $95,000. In the first quarter of 2004, a reseller filed for bankruptcy that resulted in a direct write-off of approximately $75,000. In the third quarter, another customer defaulted, resulting in a direct write-off of approximately $121,000. If a customer’s financial condition should suddenly deteriorate, calling into question our ability to collect the receivable, our estimates of the realization of our receivables could be adversely affected. We might then have to record additional allowances for doubtful accounts, which could have an adverse effect on our results of operations in the period affected.

Our allowance for doubtful accounts is adjusted on a quarterly basis using two methods. First, our overall reserves are based on a percentage applied to certain aged receivable categories that are predominately based on historical bad debt write-off experience. Then, we make an additional evaluation of overdue customer accounts, for which we specifically reserve. In our evaluation we use a variety of factors, such as past payment history, the current financial condition of the customer, and current economic conditions. While we have had only limited experience with defaults under our leasing program, we have recorded an allowance for expected lease defaults. We also evaluate our overall concentration risk, which assesses the total amount owed by each customer, regardless of its current status. Certain of our international distributors have carried large balances that have become overdue. While these distributors have paid down their balances and are still considered performing, we have either converted certain of these accounts receivable to notes receivable (some of which are collateralized), or placed distributors on payment plans that strictly limit the amount of new business that we will honor unless they adhere to the payment plans. A default by one or more of these distributors could have a material effect, ranging from $200,000 to $400,000, on our reported operating results in the period affected. As of September 30, 2004, our allowance for doubtful accounts amounted to approximately $1,308,000, an increase from the December 31, 2003 balance of $568,886.

Inventories

Our inventories are recorded at the lower of cost or market, with cost based on a first-in, first-out basis. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. Our inventories consist of materials and products that are subject to technological obsolescence and competitive market conditions. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustments are made. Additionally, engineering or field change orders (“ECO” and “FCO”, respectively) introduced by our engineering group could suddenly create extensive obsolete and/or excess inventory. Although our engineering group considers the estimated effect that an ECO or FCO would have on our inventories, a mandated ECO or FCO could have an immediate adverse affect on our reported financial condition if they required the use of different materials in either new production or our service inventory.

Some of our inventory is returned to us by our customers and refurbished. This refurbished inventory, once fully repaired and tested, is functionally equivalent to new production and is utilized to satisfy many of our requirements under our warranty and service contracts. Upon receipt of the returned material, this inventory is recorded at a reduction from original cost, and further reduced by estimated future refurbishment expense. While we evaluate this service material in the same way as our stock inventory (i.e., we periodically test for obsolescence and excess), this inventory is subject to changing demand that may not be immediately apparent. Adjustments to this service inventory, following an obsolescence or excess review, could have an adverse effect on our reported financial condition in the period when the adjustments are made. In 2003, we began to review the requirements for service inventory for discontinued products using the number of active maintenance contracts per product line as the key determinant for inventory levels and composition. A sudden decline in the number of customers renewing service agreements in a particular period could lead to an unanticipated write down of this service inventory for a particular product line. In the third quarter of 2004, service inventory was reduced by approximately $23,000 as a result of a less than 1% decline in the number of maintenance contracts that were in force, principally on older, discontinued products.

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

These forward-looking statements are based on assumptions, among others, that we will be able to:

•	continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

•	successfully develop the 3D printing market with our Dimension BST and Dimension SST systems, and that the market will accept these systems;

•	maintain our revenues and gross margins on our present products;

•	control our operating expenses and effectively manage our expected growth;

•	expand our manufacturing capabilities to meet the expected demand generated by our Dimension BST and Dimension SST systems, our paid parts business, and our consumable products;

•	successfully and profitably distribute and service the Eden product line that is governed by our distributor agreement with Objet Geometries;

•	successfully commercialize polyphenylsulfone (“PPSF”) and other new materials, and that the market will accept these new materials;

•	retain and recruit employees with the necessary skills to produce, develop, market, and sell our products;

•	successfully expand, manage, and modify our distribution channels to efficiently sell, market, and service our products; and

•	continually improve the quality and reliability of our systems in the field.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalent investments are exclusively in short-term money market, auction rate certificates, and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in certificates of deposit that bear interest at fixed rates of 1.62% to 3.7%. An immediate 10% change in interest would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $150,000 for the continued management and maintenance of our European facilities. Throughout 2003 and in the first nine months of 2004, we hedged €1,000,000 of our accounts receivable balances that were denominated in euros. A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by between $100,000 and $300,000.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On October 28, 2004, 3D Systems, Inc. filed an action captioned 3D Systems, Inc. v. Stratasys, Inc. and Objet Geometries Ltd. in the United States District Court for the District of New Jersey, alleging that certain Polyjet products that we distribute on behalf of Objet infringe 3D Systems’ patent rights. 3D Systems is seeking unspecified damages and an injunction against the sale of the allegedly infringing products. The complaint in the action was served on us on November 2, 2004, and we are currently evaluating the case. However, upon our preliminary review of the complaint, we believe that the action is without merit, and we intend to vigorously defend it. Under our North American Distributor Agreement with Objet, Objet is obligated to defend the action on our behalf and to indemnify us against any damages arising from the action. We expect, however, that we will participate in the defense at our own cost as permitted in the Distributor Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 July 1, 2004 through July 31, 2004	—	—	—	$9,974,727
Month #2 August 1, 2004 through August 31, 2004	—	—	—	$9,974,727
Month #3 September 1, 2004 through September 30, 2004	—	—	—	$9,974,727
Total	—	—	—	$9,974,727

(1)	On March 30, 2004, we announced that our Board of Directors authorized the repurchase up to $10 million of our common stock. This repurchase plan does not have an expiration date.

Item 6.  Exhibits

(a)  Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

(b)  Reports on Form 8-K.

Current Report on Form 8-K, dated October 28, 2004, reporting under Item 2.02 that the Registrant issued a press release announcing its third-quarter fiscal year 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004                      Stratasys, Inc.

By:  /s/ Thomas W. Stenoien      ___
Thomas W. Stenoien
Executive Vice President, Secretary and
Chief Financial Officer
(Principal Financial Officer)

