Form 10-K
period 2004-12-31
STRATASYS INC
filed 2005-03-16
CIK 915735

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2004, the last business day of the Registrant’s most recently completed second quarter, was approximately $235,989,838.00. On such date, the closing price of the Registrant’s Common Stock, as quoted on the Nasdaq National Market was $28.60.

The Registrant had 10,465,490 shares of common stock outstanding as of March 4, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Stockholders scheduled to be held on May 5, 2005, are incorporated by reference into Part II, Item 5 and Part III of this Annual Report.

PART I
Item 1. Business.

General Development of Business

We develop, manufacture, and sell a family of rapid prototyping (“RP”) devices, which includes a line of three dimensional (“3D”) printing devices, all of which create physical models from computerized designs. We were incorporated in Delaware in 1989 and our executive offices are located in Eden Prairie, Minnesota. Our RP systems are based on our core patented fused deposition modeling (“FDM®”) technology or on our patented Genisys®  technology, which we purchased from IBM in 1994. We sold our first product, the 3D Modeler®, commercially in April 1992 and introduced our second product, the Benchtop, in June 1993. Other recent significant developments in our business are set forth below:

•
In February 2002, we introduced Dimension®. Dimension offers ABS modeling capabilities on a desktop 3D printer platform. We believe that Dimension, when introduced at $29,900, was the lowest priced system in the RP and 3D printing markets.

•
In March 2002, we introduced Prodigy Plus™. This system incorporates our WaterWorks soluble support system on the Prodigy platform, and is further enhanced by the addition of our InSight™ software. Commercial shipments commenced in May 2002.

•
In July 2003 we introduced FDM Vantage™. Vantage utilizes proven FDM technology to build prototypes in either polycarbonate (“PC”) or ABS, an engineering thermo plastic material named for its three initial monomers - acrylonitrile, butadiene and styrene. It is an extension of the FDM Titan™ design platform.

•
In September 2003 we entered into an agreement with Objet Geometries Ltd. to exclusively distribute their Eden333 RP system in North America, including Mexico and Canada. The Eden333 uses inkjet technology to jet ultra-fine layers of UV-cured resin to build RP models.

•	In December 2003 we announced significant throughput enhancements for Titan, offering users a 50% improvement in build speed over the previous generation of Titan.

•
In February 2004 we introduced Dimension SST™ and renamed our original Dimension system Dimension BST. Dimension SST incorporates all the functionality of Dimension with an enhanced soluble support removal system. This system gives users greater convenience in the design process while allowing for the creation of models and prototypes that involve more complex design geometries. Dimension SST’s list price was $34,900 when introduced, and was reduced to $29,900 in March 2005. Concurrently with this introduction, we reduced the price of Dimension to $24,900.

•
In March 2004 we introduced Triplets, which offers three variations of our FDM Vantage RP system. Prices range from $99,000 for the base model Vantage to $195,000 for the fully equipped Vantage SE. The models are differentiated by the speed at which they build prototypes, by the size of the build envelope, by additional canister bays, which allow for longer build cycles, and by price. We commenced shipment of Triplets in the second quarter of 2004.

•	In February 2005 we announced that we will distribute another Objet System in North America, Eden260. It also incorporates inkjet technology, but is smaller and priced lower than Eden333.

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

We believe that the high performance RP and 3D printing systems using our FDM technology are the only RP systems commercially available that can produce prototypes and models from plastic without relying on lasers. This affords our products a number of significant advantages over other commercially available three-dimensional rapid prototyping technologies, which rely primarily on lasers to create models. Such benefits include:

•	the ability to use the device in an office environment due to the absence of hazardous emissions

•	little or no post-processing

•	ease of use

•	the need for relatively little set up of the system for a particular project

•	the availability of a variety of modeling materials

•	modeling in production-grade plastics for functional testing

•	no need for costly replacement lasers and laser parts

Our systems can also run virtually unattended, producing models while designers perform other tasks.

The process involved in the development of a three-dimensional model using our FDM systems begins with the creation of a 3D geometric model on a CAD workstation. The model is then imported into our proprietary software program, which mathematically slices the CAD model into horizontal layers that are downloaded into the system. A spool of thin thermoplastic modeling material feeds into a moving FDM extruding head, which heats the material to a semi-liquid state. This semi-liquid material is extruded and deposited, one ultra-thin layer at a time, on a base (the “X-Y Stage”) in a thermally-controlled modeling chamber. As the material is directed into place by the computer-controlled head, layer upon layer, the material solidifies, creating a precise and strong laminated model.

We also believe that Eden333 and Eden260 (the “Eden systems”) provide us with an additional RP technology that complements our core FDM technology. The Eden systems offer faster prototype build times, with superior surface finish and resolution. Like the FDM technology, Eden systems:

•	can be used in the office environment

•	create models with a one-step process

•	are easy to use

•	have a low acquisition price

Applications For Rapid Prototyping and 3D Printing

Both high-end RP systems and 3D printers allow for the physical modeling of a design using a special class of machine technology. These systems take data created from CAD data, CT and MRI scan data or 3D digitized data to quickly produce models, using an additive approach. Traditionally, RP and 3D printing have been used by organizations to accelerate product development. Many companies use RP and 3D printing models to test form, fit and function to help improve the time to market.

Frequently, users report rapid pay-back times by using RP and 3D printing, as they accelerate their product development cycle and reduce post-design flaws through more extensive design verification and testing.

RP also represents opportunities for rapid manufacturing (“RM”). RM involves the use of prototypes fabricated directly from the RP system that are subsequently incorporated into the user’s end product or process. RM is particularly attractive in applications that require short-run or low volume parts that require rapid turn-around, and for which tooling would not be appropriate due to small volumes. Our FDM Titan, Vantage, and Maxum products are well suited for these types of applications.

An emerging market segment for RP systems is Rapid Tooling (“RT”). Although not clearly defined today, RT is driven by RP systems and allows for the production of molds and fixtures directly from CAD data or indirectly by producing custom mold inserts.

During the past three years, the largest growth segment of the RP market has been 3D printing products. 3D printers are low-cost RP systems (typically under $40,000) that reside in the design/engineering office environment, allowing product development organizations quick access to a modeling system. Based upon data and estimates furnished in the 2004 Wohlers Report, through 2003 we shipped approximately 27% of all RP systems since the industry’s inception in 1987, an improvement over the 24% realized through 2002.

We have shipped over 4,000 systems since our inception. A wide variety of design and manufacturing organizations use our systems. Current markets include:

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

Each of our products is based upon our patented FDM process or technology acquired from IBM and is sold as an integrated system. The system consists of an RP machine, the software to convert the CAD designs into a machine compatible format, and modeling materials. Each of our products is compatible with an office environment and does not require an operator to be present while it is running.

Our family of high performance RP and 3D printing systems affords a customer’s product development team, including engineers, designers and managers, the ability to create prototypes through all stages of the development cycle. Our products meet the needs of a very demanding and diverse industrial base by offering a wide range of capability and price from which to choose. The domestic list prices of our systems range from $24,900 for Dimension BST to $250,000 for our high performance FDM Maxum. We also offer special pricing for trade-in systems and upgrades.

Dimension BST is a 3D printer that allows a user to create parts in ABS plastic. ABS offers the part strength required for true form, fit and function testing. Dimension BST operates in the office, offering speed, ease of use and networking capabilities at a competitive price. Dimension features our Catalyst® software, which offers a single push-button operation by automating all of the required build procedures. We introduced Dimension BST in February 2002, although commercial shipments to selected resellers commenced in December 2001. We believe that Dimension BST, at a list price of $24,900, is among the lowest-priced systems in the 3D printing market. Dimension SST is our newest 3D printing system, which offers users the benefits of our WaterWorks soluble support system on the Dimension platform. Introduced in February 2004, it is priced at $29,900.

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

The FDM Titan was introduced in 2001 and provides a unique set of features that addresses demanding customer requirements. Titan offers users the capability to model with a wide range of engineering thermoplastic materials including polycarbonate (“PC”), ABS, polyphenylsulfone (“PPSF”) and other thermoplastic materials that we expect to release, and also offers WaterWorks. These modeling materials provide superior strength coupled with heat and chemical resistance. This combination of properties allows engineers and designers a variety of options to meet demanding industrial prototyping and design requirements. Titan has a large build envelope and uses new technology based on “look ahead” motion profiles that provide faster build speeds. The Titan also incorporates enhanced ease of use features, such as the InSight software, automatic material loading and supply changeover.

In December 2003 we announced a throughput enhancement for Titan users. This new feature enables Titan users a 50% improvement in build speed over the previous generation of Titans.

In July 2003 we introduced Vantage. Vantage, which is an extension of the Titan design platform, offers modeling capabilities in PC and ABS, and is priced lower than Titan. In March 2004 we introduced three variations of Vantage called Triplets. Prices range from $99,000 for the base model Vantage to $195,000 for the Vantage SE. Model build speed, envelope size, and variety of materials account for the price range.

The FDM Maxum™ was released in late 2000. It incorporates MagnaDrive technology, which allows the extrusion head to float on a bed of air while being controlled through electromagnet devices. Its build envelope is among the largest in the industry, allowing users to build large prototypes. The Maxum also delivers a fine feature detail capability allowing customers to make prototypes of very small parts. This feature was developed in conjunction with Fuji Film Corp. of Japan. Features as small as .005” x .010” may be built, allowing for increased prototyping capabilities for the telecommunications, electrical connector and camera and photography industries.

In September 2003 we entered into an agreement with Objet Geometries Ltd. to distribute their Eden333 RP system in North American, including Mexico and Canada. Eden333 uses inkjet technology to jet ultra-fine layers of UV-cured resin to build RP prototypes. We added Eden260 in the first quarter of 2005. Eden systems build prototypes rapidly with excellent surface resolution.

We periodically discontinue manufacturing older products. We discontinued sales of the GenisysXs, FDM 8000 and Prodigy systems at various times in 2002. We discontinued sales of the FDM 2000 in 2003 and the FDM 3000 in 2004. However, we continue to support these products in the field.

Modeling Material

FDM technology allows the use of a greater variety of production grade plastic modeling materials than other RP technologies. We continue to develop filament modeling materials that meet the customer’s needs for increased speed, strength, accuracy, surface resolution, chemical and heat resistance, and color. These materials are processed into our patented filament form, which is then fed into the FDM systems. Our spool-based system has proven to be a significant advantage for our products over ultraviolet (“UV”) polymer systems, because our system allows the user to quickly change material by simply mounting the spool and feeding the desired filament into the FDM devices. Spools weigh from one pound to ten pounds, and the creation of a model may require from 0.1 pound to more than one pound of filament. The spool-based system also compares favorably with the UV polymer systems, because the spool-based system allows the customer to use it in an office environment and to purchase a single spool, as compared to an entire vat of UV polymer, thereby reducing the customer’s up-front costs. The material delivery systems on our newer RP devices use cartridges or canisters and feature automatic loading capabilities and transition between multiple canisters or cartridges.

Currently, we have seven modeling materials commercially available for use with our FDM technology:

•
ABS is an engineering thermoplastic material (named for its three initial monomers, acrylonitrile, butadiene, and styrene), which offers a balance of strength, toughness and thermal resistance and is used commercially to make products such as cell phones, computer cases and toys.

•
Polycarbonate (“PC”) is an engineering thermoplastic material, which is used commercially for demanding applications in a number of industries; PC offers superior impact strength coupled with resistance to heat and corrosive agents.

•	PC-ISO, a derivative of PC that is translucent, expands the usage of polycarbonate models and prototypes in various medical applications.

•
Polyphenylsufone (“PPSF”) is a specialty thermoplastic material, which offers excellent mechanical properties while being subjected to demanding thermal and chemical environments. PPSF is used to prototype parts for numerous industries, including automotive, fluid and chemical handling, aerospace, and medical sterilization.

•	ABSi is a higher grade translucent ABS, which features greater impact strength than ABS. It can also be used in medical applications, including gamma-ray sterilization.

•	A proprietary water-soluble material is used for support during the build process, which is later dissolved from the finished prototype in products that employ our WaterWorks system.

•	Other proprietary release materials are used for support and removed from the final model.

We introduced a new modeling material blend, PC-ABS, in December 2004, with commercial release expected in the second quarter of 2005.

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

Operating Software

In addition to the prototyping machines and materials, we offer two software products that convert the three-dimensional CAD databases into the appropriate two-dimensional data formats for our family of prototyping machines. The software products also provide a wide range of features, including automatic support generation, part scaling, positioning and nesting, as well as geometric editing capabilities. The software is not sold as a stand-alone product.

Catalyst is our entry-level software product that enables users to build prototype parts at the push of a button. It was introduced in 2000 and is used on Dimension BST and Dimension SST.

InSight is used on the remainder of our FDM products - Prodigy Plus, Vantage, Titan and Maxum. InSight is our preprocessing software that increases build speed and improves the design engineer’s control and efficiency over the entire build process. InSight was separately introduced in February 2001 as a replacement for our QuickSlice software. It has a broad set of features that facilitate the demanding applications ranging from a single “push button” for automatic pre-processing to individual editing and manipulation tools for each process step.

We continuously improve both products to meet the demands of our sophisticated customers. Throughput enhancements, advanced build algorithms and features keep pace with the complex industrial geometric designs while saving valuable operator time.

Services

We also provide a number of services both to our customers and to others in relation to our rapid prototyping business. We provide maintenance to our customers under our standard warranties and separate maintenance contracts. We also lease or rent systems under operating agreements to customers that do not desire to purchase them or enter into sales-type leases. Our paid parts service offers both customers and potential customers the ability to purchase models and prototypes that we make for them from CAD files that they provide to us. We offer training to our customers, particularly on our high-performance RP systems. Finally, from time to time we offer contract engineering services to third parties in connection with the development of systems and services incorporating our proprietary technology.

Marketing, Distribution and Customers

Marketing and Customers

The focus of our marketing begins with the identification of customer needs. We feature a broad array of products that allow us to meet the precise needs of engineers, designers, educators, marketers and manufacturers. Our products range from Dimension BST, priced at $24,900, to a high-performance FDM Maxum, priced at $250,000. We currently offer seven other products between these price points, meeting a variety of material, size and performance criteria.

We have sold systems to the following representative customers:

• General Motors Corporation	• Harley Davidson	• Toyota
• Intel	• Georgia Tech	• Nike
• The Boeing Company	• Xerox	• Mitsubishi Electronics
• University of Wisconsin - Madison	• InFocus	• Pioneer Speaker
• Callaway Golf	• Lockheed Martin	• Cornell University
• Lego	• Lever	• Toro
• Honda	• Ford Motor Company	• Graco
• St. Jude Medical	• NASA	• Medtronic-Sofamar Danek

We have also sold systems to service bureaus, universities and distributors in the United States and abroad. We sell complete RP and 3D printing systems as well as supplies and services.

No customer accounted for more than 10% of sales in 2004, 2003, or 2002.

We use a variety of tactical marketing methods to reach potential customers:

• Web-based marketing	• Print advertisements
• Trade magazine articles	• Direct mailings
• Brochures	• Trade show demonstrations
• Telemarketing programs	• Web sites
• CD’s	• Broadcast e-mail
• Press releases	• Webinars

In addition, we have developed domestic and international on-site demonstration capabilities.

FDM Sales Organization

In early 2003, we consolidated our FDM sales organization by structuring sales, service, and marketing into one group. The focus of this new organization is on our high-performance RP systems that feature engineering modeling materials, high quality surface finish, high accuracy and feature detail, and excellent throughput. This group markets, sells and services our Maxum, Titan, Vantage, Prodigy Plus and Eden Systems.

The FDM sales organization operates worldwide. In 2003, we increased the efficiency of our dedicated direct sales force in North America by reducing the number of regions from three to two. Both sales management and support were consolidated. Regional sales and service offices continue to be located in Southfield, Michigan and Ontario, California. We further consolidated our North American territory in 2004 by creating a single region managed by a National Sales Manager. This organization is also responsible for the sale, installation and service of the Eden Systems under our exclusive distribution agreement with Object Geometries Ltd.

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

In 2004, we increased emphasis on the marketing of FDM technology through an integrated sales and marketing program. Our new FDM sales organization rolled out marketing programs throughout 2004, with the expectation that we will create a solid base for expanding our FDM business in the future.

3D Printing Sales Organization

In conjunction with the consolidation of our FDM sales organization, we also consolidated our 3D printing sales organization in 2003. A worldwide Director of Sales manages four channel managers in North America as well as our international regional managers for sales of our 3D printers.

We use a worldwide reseller network to market, sell, and service our 3D printers. Many of our reseller outlets have Dimension BST and Dimension SST systems that are available for tradeshows, product demonstration, and other promotional activities. As of early 2005, we had approximately 145 reseller locations worldwide. Most resellers enjoy a long-term presence in their respective territories. In addition to Dimension, most resellers sell and service a 3D solid CAD software package. Most of our North American territories contain a reseller devoted to commercial accounts as well as a different reseller devoted to the education market.

Dimension can be found at many leading companies. Based on estimates from the 2004 Wohlers Report, we believe that 3D printers represented approximately 60% of all RP systems sold in 2004, and that Dimension accounted for about 55% of all 3D printer systems shipped in 2004.

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

We purchase major component parts for our FDM and 3D printing equipment from various outside suppliers, subcontractors and other sources and assemble them at our Minnesota facility. Our production floor has been organized using demand-flow techniques (“DFT”) in order to maximize efficiency and quality. Using DFT, our production lines are balanced and as capacity constraints arise, we can avoid the requirements of relaying out our production floor. Computer-based Material Requirements Planning (“MRP”) is used for reordering to insure on-time delivery of forecasted parts. All operators and assemblers are certified and trained on up-to-date assembly and test procedures. At the completion of assembly, we perform a complete power up and final quality tests to ensure the quality of our products before shipment to customers. The complete final quality tests must be run error free before the system can be cleared for shipment. We maintain a history folder on all products that show revision level configuration and a complete history during the manufacturing and test process. All issues on the system during the manufacturing process are logged and tracked and used to make continuous process improvements of our production processes. Other manufacturing strengths that are incorporated into our new designs are the commonality of designs in our different products and the Design For Manufacturability and Assembly (DFMA) principles.

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

Research, Development and Engineering

We believe that ongoing research, development and engineering efforts are essential to our continued success. Accordingly, our engineering development efforts will continue to focus on improvements to the FDM technology and development of new modeling processes, materials, software, user applications and products. We have devoted significant time and resources to the development of a universally compatible and user-friendly software system. We continue to standardize our product platforms, leveraging each new design so that it will result in multiple product offerings that are developed faster and at reduced expense. The FDM Vantage, Prodigy Plus, and Dimension SST products as well as the Catalyst and InSight software products are examples of this successful strategic initiative. For the years ended December 31, 2004, 2003 and 2002, our research, development and engineering expenses were approximately $5.6 million, $5.0 million and $4.7 million, respectively.

Our filament development and production operation is located at our facility in Eden Prairie, MN. We regard the filament formulation and manufacturing process as a trade secret and hold patent claims on filament usage in our products.

Intellectual Property

We consider our proprietary technology to be material to the development, manufacture, and sale of our products and services and seek to protect our technology through a combination of patents and confidentiality agreements with our employees and others. All patents and patent applications for our rapid prototyping processes and apparatuses associated with the FDM process have been assigned to us by their inventors. As part of our purchase of rapid prototyping technology assets from IBM, we were also assigned the rights and title to three patents developed by IBM, which were incorporated in our Genisys system and are used in several of our other product lines. We recorded these patents domestically and are in the process of recording them in certain foreign countries. The terms of these patents extend until June 7, 2005, April 12, 2011, and May 17, 2011. The United States patents covering our proprietary FDM technology expire at various times between 2009 and 2025. In total, we currently own approximately 175 U.S. and international patents and patent applications. Other foreign patent applications have also been filed, including the patent applications assigned to us by IBM.

Our registered trademarks include:

• Stratasys, Inc.	• FDM	• Catalyst
• QuickSlice	• AutoGen	• Dimension
• 3D Plotter	• FDM Quantum	• Genisys
• Dimension BST	• Dimension SST

Other trademarks include:

• FDM Maxum	• FDM Titan	• SupportWorks
• BASS	• BuildFDM	• FDM Vantage
• InSight	• Touchworks	• WaterWorks
• Prodigy Plus	• Prodigy

Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have also been filed in Japan and the European Community.

We have also registered a number of Internet domain names, including the following:

• prototype.com	• webmodeling.com	• buildup.com
• webprototypes.com	• 3D-fax.com	• DimensionDirect.com
• 3DPrinter.com	• Stratasys.com	• Dimensionprinting.com

Backlog

Our total backlog of system orders at December 31, 2004 was approximately $3.2 million, as compared with approximately $4.5 million at December 31, 2003. We estimate that most of our backlog will ship in the first half of 2005.

Seasonality

        Historically, our results of operations have been subject to seasonal factors. Stronger demand for our products has occurred in our fourth quarter primarily due to our customers' capital expenditure budget cycles and our sales compensation incentive programs. Our first quarter has historically been our weakest quarter. This trend has been muted recently by the successful introduction of new products coupled with demonstration programs that have granted extended payment terms to resellers and distributors of our Dimension product line.

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

Our competitors employ a number of different technologies in their RP devices. 3D Systems, D-MEC, Mitsui and Teijin Seiki Co. use stereolithography in their products. 3D Systems introduced the first rapid prototyping product. 3D Systems and EOS GmbH produce machines that use selective laser sintering (“SLS”) to harden powdered material. Z Corp. uses inkjet technology to bond powdered materials. Sanders Prototype, Inc., Solidscape, 3D Systems and Object Geometries have developed prototyping systems that use inkjet technology to deposit resin material layer by layer. A smoothing or milling process is often required between each deposited layer to maintain accuracy in these processes. Envisiontec utilizes a photopolymer mask and a light process to build models. Solidimension Ltd. uses plastic sheet lamination that involves adhesives and multiple sheets of polyvinyl chloride (PVC) to build models. We believe that our FDM technology has important advantages over our competitors’ products. These advantages include, but are not limited:

•	the ability to be used in an office environment

•	the availability of multiple production-grade modeling materials

•	a one-step modeling process

•	low acquisition price

•	ease of use

•	hands-free support removal

Certain of our competitors have greater financial and marketing resources than we have. We believe that in both 2003 and 2004 we shipped more units than any other company in the RP industry, and that we were the second largest in terms of revenue. Based on data and estimates presented in the 2004 Wohlers Report, we estimate that we recorded approximately 45% of total units shipped in the industry in 2004.

Employees

As of March 9, 2005, we had 264 full-time employees and 15 subcontractors or temporary employees. While we have separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and we have not experienced any work stoppages. We believe our employee relations are good.

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

Item 2. Properties.

Our executive offices and production facilities presently comprise approximately 132,370 square feet in three buildings in Eden Prairie, Minnesota, near Minneapolis. We occupy a 27,756 square foot facility under a lease that expires on July 31, 2007. Current monthly base rent on this facility is $13,357, which will increase in August 2005 to $13,938. This facility is used for R&D, administrative, marketing, and sales activities.

On August 1, 2001, we purchased our Eden Prairie manufacturing facility and land for approximately $3.0 million. We had previously leased this facility since October 1996, and prior to 2002 had subleased approximately 25% of this facility. The facility consists of 62,100 square feet, and is used for machine assembly, inventory storage, operations, sales support, and administration. The facility was subject to a mortgage agreement with a bank that provided a loan of $2,287,500. Monthly payments on this loan were $18,396, and the loan was collateralized by the property. In October 2003, we paid off the mortgage.

In March 2004, we purchased an additional 42,500 square foot manufacturing facility for approximately $1.2 million. The facility is located near our manufacturing facility in Eden Prairie, Minnesota, and is used for filament manufacturing and paid parts.

We opened two regional sales offices in 1997. We occupy 2,889 square feet of space in Southfield, Michigan, a Detroit suburb. We renewed this lease in June 2004 for a one-year term that expires on June 14, 2005. Base monthly rent under this lease is $5,508, which increased from $5,297 per month for a one-year period commencing in June 2004. We also occupy 2,504 square feet of space in Ontario, California. We renewed this lease on September 1, 2004, for a one-year period expiring on August 31, 2005. Monthly base rent on this facility is $3,856, an increase from $3,505 per month. We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at these facilities.

In November 1997, our German subsidiary entered into a lease to occupy 4,360 square feet of space in Frankfurt, Germany. We renewed the lease in November 2002 for a period of three years, with base monthly rent of approximately €5,700.00. A three-year renewed option is available for this facility.

Item 3. Legal Proceedings.

On October 28, 2004, 3D Systems, Inc. filed an action captioned 3D Systems, Inc. v. Stratasys, Inc. and Objet Geometries Ltd. in the United States District Court for the District of New Jersey, alleging that certain Polyjet products that we distribute on behalf of Objet infringe 3D Systems’ patent rights. 3D Systems is seeking unspecified damages and an injunction against the sale of the allegedly infringing products. The complaint in the action was served on us on November 2, 2004, and we are currently evaluating the case. However, upon our preliminary review of the complaint, we believe that the action is without merit, and we intend to vigorously defend it. Under our North American Distributor Agreement with Objet, Objet is obligated to defend the action on our behalf and to indemnify us against any damages arising from the action. We may, however, participate in the defense at our own cost as permitted in the Distributor Agreement.

Except as described above, we are not a party to any pending legal or administrative proceeding, and our property is not subject to any such proceeding, other than actions arising in the ordinary course of our business, which we believe are not material.

Item 4. Submission of Matters To A Vote of Stockholders.

No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

Market Information

Our common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System National Market (“Nasdaq”) under the symbol SSYS and is traded on The Pacific Exchange Inc. under the symbol SAS.

The following table sets forth the high and low closing sale prices of our common stock for each quarter from January 1, 2003 through the fiscal year ended December 31, 2004 reported on the Nasdaq National Market system, as adjusted, where appropriate, to reflect the 3-for-2 stock split in the form of a stock dividend which became effective in December 2003.

	High	Low
	Closing Sale Prices ($)
Fiscal Year Ended December 31, 2003
January 1, 2003 - March 31, 2003	8.894	5.62
April 1, 2003 - June 30, 2003	24.44	8.527
July 1, 2003 - September 30, 2003	36.533	19.787
October 1, 2003 - December 31, 2003	38.733	21.50

Fiscal Year Ended December 31, 2004
January 1, 2004 - March 31, 2004	30.12	16.30
April 1, 2004 - June 30, 2004	28.68	19.05
July 1, 2004 - September 30, 2004	31.74	21.66
October 1, 2004 - December 31, 2004	36.23	28.40

There were approximately 102 stockholders of record of our common stock as of March 4, 2005.

Dividends

We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. We intend to retain earnings, if any, to support the growth of our business.

Recent Sales of Unregistered Securities

On November 1, 2004, we sold 9,000 shares of our common stock to one purchaser upon exercise of a warrant for a total purchase price of $29,970. The foregoing purchase and sale was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

Shares Issuable Under Equity Compensation Plans

Information regarding our equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 5, 2005.

Item 6. Selected Consolidated Financial Data.

The selected consolidated financial data as of and for the five-year period ended December 31, 2004, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2004, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	(In Thousands, Except Per Share Amounts)
	2004	2003	2002	2001	2000
Statement of Operations Data:
Net Sales	$70,329	$50,890	$39,808	$37,572	$35,611
Gross Profit	42,330	32,782	24,366	23,001	21,948
Selling, general and administrative expenses	23,692	18,993	16,065	14,598	15,233
Research and development	5,640	5,047	4,688	4,915	6,367
Operating income	12,998	8,742	3,613	3,488	349
Net income	9,129	6,156	3,111	2,513	988
Net income per basic share	$0.88	$0.68	$0.39	$0.31	$0.12
Weighted average basic shares outstanding	10,350	9,051	8,005	8,193	8,291
Net income per diluted share	$0.85	$0.64	$0.37	$0.31	$0.11
Weighted average diluted shares outstanding	10,726	9,679	8,392	8,239	8,526
Balance Sheet Data:
Working Capital	$67,546	$60,856	$23,741	$21,594	$20,014
Total Assets	99,199	84,100	43,600	41,951	37,582
Long term debt (less current portion)	-0-	-0-	2,157	2,216	130
Stockholders’ equity	84,877	73,896	32,766	31,303	29,226

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of our business and results of operations. It should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

General

We develop, manufacture, and market a family of rapid prototyping (“RP”) devices, which includes our 3D printing systems, that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design (“CAD”) workstation. In 2004, our sales grew by over 38% on a 57.7% increase in the number of units shipped, as compared with the levels reported in 2003. This follows our strong performance in 2003, where revenues grew by 28% on 50.5% unit growth as compared with 2002.

Our strategy in 2004 was to expand our position in the 3D printing market through increased sales of Dimension BST, our low-cost 3D printer, and the Dimension SST, which we introduced in 2004. In 2004, the unit growth rate of Dimension was 73%, which contributed to a 64% increase in revenues from this product line as compared with 2003. According to the 2004 Wohlers Report (“Wohlers”), we shipped more 3D printers than other company in the world in 2003, and based on our results in 2004, we believe that we have continued that trend in 2004. Our 2004 strategy also included the expansion of our position in the RP market through the growth of our high performance systems, represented by our Titan, Vantage, Prodigy Plus and Maxum systems, coupled with Eden333, a system we distribute for Objet Geometries Ltd. In 2004, unit and revenue growth of these RP products amounted to 18.8% and 29.2%, respectively. Total net unit shipments in 2004 amounted to 1090 systems compared with the 691 net units shipped in 2003. Based on data derived from Wohlers, we believe we shipped more total systems than any other company in the world in 2004 and 2003. Our growth was derived from a number of industries, including automotive, consumer products, electronics, general manufacturing, educational, government, and aerospace.

As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. These represent recurring revenue for us. In 2004, total non-system revenue increased by 28%, due principally to growth in our consumable, service, and paid parts businesses.

A key objective in 2004 was to improve our operating margins as compared with those recorded in 2003. While our total revenues increased by more than 38% to $70.3 million from $50.9 million in 2003, our operating margin grew by almost 49% as compared with 2003. Operating margins amounted to $13 million, or 18.5% of sales, in 2004, as compared with $8.7 million, or 17.2% of sales, in 2003. We will continue to focus on improving our operating margins in 2005 as compared with the results recorded in 2004. We cannot, however, ensure that we will be successful.

Our research and development (“R&D”) group finished the development of Dimension SST, which we introduced in February 2004. Dimension SST is an enhancement of the original Dimension, which was renamed Dimension BST and offered at a reduced price of $24,900. We introduced Triplets, which offered three variations of the FDM Vantage system, in March 2004. Shipments of these systems commenced in the second quarter of 2004. In December 2004, we introduced a new modeling material blend, PC-ABS, with commercial release expected in the second quarter of 2005. The R&D group in 2005 will continue to be focused on new product development, on new material development, on software improvements, and on the quality, reliability, functionality, and costs of our existing technology. While R&D expense in 2004 increased by $.6 million, or 11.7%, to $5.6 million, it declined to 8.0% of sales from 9.9% in 2003. While we expect R&D expenses to increase in 2005 from those recorded in 2004, they should continue to decline as a percentage of sales. We cannot, however, ensure that we will be successful.

With the successful implementation of our 2004 strategy, we improved our balance sheet. We expanded our cash position to $55.8 million from $44.5 million as of the end of 2003, as our cash flows from operations amounted to $15.9 million. We ended 2004 with no debt and total assets of $99.2 million. Total liabilities amounted to only $14.3 million.

Our strategy in 2005 will be to continue to expand our position in the 3D printing market with our Dimension systems. We plan to leverage the strength of our balance sheet by continuing the leasing and demo programs that have contributed to the market success of these products. Additionally, we expect to continue to develop and expand our distribution channel, which should have the effect of increasing expenses above those incurred in 2004. We believe that the 3D printing market represents a significant growth area for us, and that Dimension BST and Dimension SST will continue to have a significant positive impact on our 2005 results and beyond.

We remain fully committed to our historic core business, which is currently served by our Titan, Vantage, Prodigy Plus, and Maxum systems. We believe that the growth rates will be slower than the growth of the 3D printing systems, but that sales of these systems will be very profitable. Distribution of the Eden systems should also contribute to the top-line growth, but at lower levels of profitability. We believe that new opportunities in rapid manufacturing, rapid tooling, and expansion of traditional rapid prototyping applications will be the impetus for this growth. Recurring revenue, driven by our growing installed base of all of our systems, should provide a significant growth opportunity for us. We also believe that our paid parts business represents a high growth opportunity. In 2005, we will have to make significant investments in fixed assets, process improvements, information technology (“I/T”), head count additions, and human resource development activities that will be required to maintain our growth rates. Promotional, marketing, and distribution-related expenses should also exceed the levels reported in the corresponding 2004 period.

We anticipate that our total expenses will increase in 2005 over the amounts reported in 2004, but that our revenue growth will exceed that of our expenses. This should allow for increased operating profits in 2005 as compared with 2004. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Whereas our backlog as of December 31, 2004, was $3.1 million, it would not be sufficient to meet our budgeted revenue targets should new system orders in 2005 decline.

Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our ability to implement our strategy for 2005 is subject to numerous uncertainties, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.” We cannot ensure that our efforts will be successful.

Results of Operations

Twelve months ended December 31, 2004 compared with twelve months ended December 31, 2003

The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the twelve months ended December 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	39.8%	35.6%
Gross margin	60.2%	64.4%
Selling, general, and administrative expenses	33.7%	37.3%
Research & development expense	8.0%	9.9%
Operating income	18.5%	17.2%
Other income	1.2%	0.8%
Income before taxes	19.7%	18.0%
Income taxes	6.7%	5.9%
Net income	13.0%	12.1%

Net Sales

Net sales for the twelve months ended December 31, 2004, were $70.3 million, compared with net sales of $50.9 million for the twelve months ended December 31, 2003. This represents an increase of $19.4 million, or 38.2%. Product revenue, derived from sales of our systems and consumables, increased to $56.8 million in the twelve months ended December 31, 2004, from $40.3 million in the comparable 2003 period. Dimension and T-Class (Vantage and Titan) system sales were very strong in 2004, and recorded unit growth rates of 73% and 88%, respectively. Unit shipments of Eden333 system, introduced in late 2003, were up significantly on a full-year basis. Revenues derived from our older platforms, such as our Prodigy Plus, however, declined in 2004 as compared with 2003. Revenues from consumables on our larger installed base increased significantly. Net sales derived from services increased to $13.5 million from $10.5 million recorded in the twelve months ended December 31, 2003. Service revenues are predominately made up of the following components: maintenance, paid parts, contract engineering services, and rentals. The growth rate of our service revenue amounted to 28% in 2004 as compared with 15% in 2003.

North American sales, which include Canada and Mexico, accounted for approximately 57% of total revenue in the twelve months ended December 31, 2004, as compared with approximately 59% in the twelve months ended December 31, 2003. Domestic sales benefited from sales of Eden333 systems, which we distribute only in North America, as well as higher paid parts sales. However, total North American sales growth, which includes systems, services, and consumables, grew by almost 34% as compared with international sales growth of 45%. Europe accounted for approximately 24% of total revenue for the twelve months ended December 31, 2004, and displayed strength for most of the year. We believe that sales into our European and North American regions will remain strong throughout 2005, and that Asia Pacific will improve from the results reported in 2004. However, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

Gross profit amounted to $42.3 million, or 60.2% of sales, in the twelve months ended December 31, 2004, compared with $32.8 million, or 64.4% of sales, in the comparable period of 2003. This represents an increase of $9.5 million or 29.1%. Gross profit increased due to higher revenues, material and labor cost reductions to both Dimension and Prodigy Plus systems, and a favorable mix of higher margin Titan and Vantage products. Gross profit as a percentage of net sales was negatively impacted by the high percentage of Dimension systems sold, coupled with the full year sales of Eden333 systems that were only available for the last quarter of 2003, both of which are lower margin systems.

Operating Expenses

SG&A expenses increased to $23.7 million for the twelve months ended December 31, 2004, from $19.0 million for the comparable period of 2003. This represents an increase of $4.7 million, or 24.7%. We incurred significant expenses in 2004 for Sarbanes-Oxley compliance, promotional expenses associated with the Dimension, T-class, and Eden product lines, channel development expenses, write-off of delinquent accounts, and projects associated with the expansion of our paid parts business. Variable commissions, incentives, and travel expenses were also higher in the 2004 period as a result of increased revenues.

R&D expenses increased to $5.6 million for the twelve months ended December 31, 2004 from $5.0 million for the twelve months ended December 31, 2003. This amounted to an increase of $0.6 million, or 11.7%. On higher revenues, R&D expenses decreased as a percentage of sales to 8.0% in the twelve months ended December 31, 2004, from 9.9% in the 2003 period. Much of the year-over-year increase occurred in the fourth quarter of 2004, as we decided to commit more resources to several key initiatives. Higher compensation and benefit expenses accounted for most of the increase in 2004. We remain committed to maintaining R&D to design new products and materials, to reduce costs on existing products, and to improve the quality and reliability of all of our platforms. As a result, we expect to report higher R&D expense increases in 2005 than we have incurred in the last several years. However, the increases should still be lower than our top-line growth rates, which should have the effect of reducing R&D expenses as a percentage of revenue.

Operating Income

For the reasons cited above, our operating income for the twelve months ended December 31, 2004 amounted to $13 million, or 18.5% of sales, compared with operating income of $8.7 million, or 17.2% of sales, for the twelve months ended December 31, 2003. This represents an increase of $4.3 million, or 48.7%.

Other Income

Other income netted to $0.8 million in the twelve months ended December 31, 2004 compared with other income of $0.4 million in the comparable 2003 period. Interest income increased to $0.7 million in the current twelve-month period, compared with $0.2 million in the twelve-month period of 2003. The increase in interest income was primarily due to significantly higher average cash balances, but negatively impacted by declining interest rates. Interest expense was nil in 2004 compared with $0.1 million in the 2003 period, principally due to a mortgage on our manufacturing facility. In the twelve months ended December 31, 2004, we recognized a slight loss from foreign currency transactions related to the euro versus a $0.3 million gain on foreign currency translations related to the euro in 2003.

Income Taxes

Income tax expense amounted to $4.7 million, or 6.7% of sales, in the twelve months ended December 31, 2004, compared with $3.0 million, or 5.9% of sales, for the twelve months ended December 31, 2003. The effective tax rate for 2004 amounted to 34.1% compared with an effective tax rate of 32.7% in 2003. We believe that our effective tax rate should range between 37% and 39% in 2005.

Net Income

For the reasons cited above, our net income for the twelve months ended December 31, 2004, amounted to $9.1 million, or 13.0% of sales, compared with net income of $6.2 million, or 12.1% of sales, in the comparable 2003 period. This resulted in earnings per diluted common share of $0.85, on 10.7 million diluted shares outstanding in the twelve months ended December 31, 2004, compared with earnings per diluted common share of $0.64 for the comparable period ended December 31, 2003. In 2003, the number of diluted weighted average shares outstanding increased to 9.7 million, due mostly to a 3:2 stock split that was effective in December 2003. The corresponding earnings per share and weighted average shares outstanding have been adjusted in the 2003 and 2002 periods to account for this.

Twelve months ended December 31, 2003 compared with twelve months ended December 31, 2002

The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the twelve months ended December 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	35.6%	38.8%
Gross margin	64.4%	61.2%
Selling, general, and administrative expenses	37.3%	40.4%
Research & development expense	9.9%	11.8%
Operating income	17.2%	9.1%
Other income	0.8%	0.7%
Income before taxes	18.0%	9.8%
Income taxes	5.9%	2.0%
Net income	12.1%	7.8%

Net Sales

Net sales for the twelve months ended December 31, 2003, were $50.9 million, compared with net sales of $39.8 million for the twelve months ended December 31, 2002. This represents an increase of $11.1 million, or 27.8%. Dimension, Prodigy Plus, and Titan sales were very strong in 2003, and recorded unit growth rates of 68%, 62%, and 24%, respectively. We also commenced multiple shipments of Eden333, a product that we distribute in the United States for Objet Geometries. Revenues derived from our older Benchtop platform, however, declined in 2003 as compared with 2002, and were phased out in 2003. Revenues from consumables and services other than maintenance also increased significantly in the twelve months ended December 31, 2003 as compared with the same 2002 period. Consumable revenue has increased due to the expansion of our installed base of systems.

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

Gross Profit

Gross profit improved to $32.8 million, or 64.4% of sales, in the twelve months ended December 31, 2003, compared with $24.4 million, or 61.2% of sales, in the comparable period of 2002. This represents an increase of $8.4 million, or 34.5%. Gross profit increased due to higher revenues, material and labor cost reductions to both Dimension and Prodigy Plus systems, control over our fixed overhead costs, and a favorable mix of higher margin Titan and Vantage products and increased consumable revenue. Gross profit was negatively impacted by the high percentage of Dimension systems sold, sales of Eden systems, and write-offs of inventory principally related to the discontinuation of older products such as our Benchtop and FDM 8000 systems. These write-offs and inventory adjustments increased year-over-year by approximately $.5 million and occurred throughout the year. However, the fourth quarter was impacted by a slightly higher amount as we have refined our methodology to determine future inventory needs for discontinued products that are subject to our maintenance contracts.

 Operating Expenses

SG&A expenses increased to $19.0 million for the twelve months ended December 31, 2003, from $16.1 million for the comparable period of 2002. This represents an increase of $2.9 million, or 18.2%. We incurred significant expenses in 2003 for due diligence and promotional activities related to the Objet distribution arrangement. These expenses were mostly incurred in the second half of the year. Our expenses for Dimension channel development were also higher in 2003 as compared with 2002. Variable commissions, incentives, and travel expenses were higher in the 2003 period as a result of increased revenues. Our investor relations expense was also significantly higher in 2003 than in 2002.

R&D expenses increased to $5.0 million for the twelve months ended December 31, 2003 from $4.7 million for the twelve months ended December 31, 2002. This amounted to an increase of $0.4 million, or 7.7%. On higher revenues, R&D expenses decreased as a percentage of sales to 9.9% in the twelve months ended December 31, 2003, from 11.8% in the 2002 period. Higher contract labor and professional fees accounted for much of the increase, as we outsourced certain functions.

Operating Income

For the reasons cited above, our operating income for the twelve months ended December 31, 2003 amounted to $8.7 million, or 17.2% of sales, compared with operating income of $3.6 million, or 9.1% of sales, for the twelve months ended December 31, 2002. This represents an increase of $5.1 million, or almost 142%.

Other Income

Other income netted to $0.4 million in the twelve months ended December 31, 2003 compared with other income of $0.3 million in the comparable 2002 period. Interest income increased to $0.2 million in the current twelve-month period, compared with $0.15 million in the twelve-month period of 2002. The increase in interest income was primarily due to higher average cash balances, but negatively impacted by declining interest rates. Interest expense, primarily due to the mortgage on our manufacturing facility, declined to $0.1 million in the twelve months ended December 31, 2003 from $0.2 million in the same period of 2002. We paid off the mortgage in late 2003. In the twelve months ended December 31, 2003, we recognized income from foreign currency transactions related to the euro of $0.3 million, which compared with income on foreign currency transactions related to the euro of $0.3 million in the same period of 2002.

Income Taxes

Income tax expense amounted to $3.0 million, or 5.9% of sales, in the twelve months ended December 31, 2003, compared with $0.8 million, or 2% of sales, for the twelve months ended December 31, 2002. The effective tax rate for 2003, which benefited from the utilization of R&D tax credits, amounted to 32.7% compared with an effective tax rate of 20.3% in 2002. The fourth quarter of 2003 was particularly impacted by an adjustment to our effective tax rate, with the adjustment amounting to approximately $0.5 million. This fourth quarter adjustment was made because our operating income for the year was significantly higher that projected in the first three quarters; the adjustment of the tax benefit of the foreign sales corporation exclusion, R&D tax benefits and credits being less than anticipated; and the elimination of the estimated tax benefit resulting from disqualifying dispositions of shares acquired through the exercise of stock options, which should have been included in additional paid in capital.

Net Income

For the reasons cited above, our net income for the twelve months ended December 31, 2003, amounted to $6.2 million, or 12.1% of sales, compared with net income of $3.1 million, or 7.8% of sales, in the comparable 2002 period. This resulted in earnings per diluted common share of $.64 in the twelve months ended December 31, 2003, compared with earnings per diluted common share of $.37 for the comparable period ended December 31, 2002. In 2003, the number of diluted weighted average shares outstanding increased to 9,679,435, due mostly to a 3:2 stock split that was effective in December 2003. The corresponding earnings per share and weighted average shares outstanding have been adjusted in the 2003 and 2002 periods to account for this.

Liquidity and Capital Resources

We have increased our cash and cash equivalents balances to $55.8 million at December 31, 2004, from $44.5 million at December 31, 2003, and $14.2 million at December 31, 2002. The net cash provided by our operating activities over the past three years has amounted to approximately $27.4 million, principally derived from net income and working capital management.

In 2004, net cash provided by our operating activities amounted to $15.9 million compared with $4.5 million in 2003 and $7.0 in 2002. The principal source of cash from our operating activities has been our net income, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories and accounts receivable. Net income amounted to $9.1 million, $6.2 million, and $3.1 million in 2004, 2003, and 2002, respectively. Our net accounts receivable balances declined to $15.0 million in 2004 from $15.8 million in 2003 and were $10.6 million 2002, principally due to tighter controls in credit and collections. Some of our international distributors, however, have continued to carry high balances, some of which have exceeded our normal terms. These delays in payment have adversely impacted our days sales outstanding (“DSO”). Nevertheless, DSO’s have declined from 116 days in 2003 to 81 days in 2004.

For the years ended December 31, 2004, 2003, and 2002, our inventory balances have amounted to $7.5 million, $6.4 million, and $6.5 million, respectively. The increase in 2004 over 2003 was principally due to additional Eden inventory maintained due to long lead times for the Eden systems and supplies. We have instituted better inventory management, but recognize that we have opportunities to make considerably more improvement to reduce overall inventory and improve turns. Over the three-year period, inventory turns have improved to 3.5 times in 2004 from 2.4 times in 2002. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations. As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain inventory spares. With the introduction of these new products, older products are discontinued but certain inventory is still required to fulfill our service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

Investments in sales-type leases used cash of $2.7 million in 2004 and $1.3 million in 2003. In mid-2003 we introduced a leasing program that was principally designed for the Dimension product. The program successfully enabled us to offer an attractive leasing solution to more than 40 accounts. We continued to offer this program in 2004, and expanded it to include customers interested in our high-performance systems. This resulted in over 75 new leases in 2004. We intend to continue to use this leasing program in 2005.

Prepaid expenses provided cash of $1.2 million in 2004, but used cash in the amount of $1.9 million in 2003. Most of the decline was due to receipt of inventory that was reflected as a prepaid expense under our distributor agreement with Objet Geometries.

Unearned revenue, principally due to maintenance contracts or implied maintenance, provided cash of $2.4 million in 2004 and $0.8 million in 2003. This was principally due to the larger number of maintenance contracts and increased implied maintenance due to higher international sales in the second half of 2004.

Our investing activities used cash of $5.3 million, $4.4 million, and $1.2 million in the twelve months ended December 31, 2004, 2003, and 2002, respectively. Property and equipment acquisitions totaled $5.3 million, $2.3 million, and $0.6 million in 2004, 2003, and 2002, respectively. Most of the capital expenditures in 2004 were for equipment required by the fastest growing components of our business, including consumable manufacturing and paid parts. In March 2004, due to the anticipated growth requirements for these two lines of our business, we purchased a 40,000 sq. ft. building near our current manufacturing facility for approximately $1.2 million, and subsequently spent approximately $0.5 million for building improvements. Over the three-year period ended December 31, 2004, our other principal capital expenditures were for manufacturing or engineering development equipment, tooling, and leasehold improvements, and for the acquisition of computer systems and software applications. Payments for intangible assets, including patents and capitalized software, amounted to $0.9 million, $0.5 million and $0.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. In 2004, repayments of investments provided cash of $0.9 million, whereas we used cash to purchase investments of approximately $1.6 million in 2003. These investments are predominately certificates of deposit that are covered by FDIC insurance and that range in maturities from 4 months to 4 years.

Our financing activities provided cash of $0.7 million and $30.3 million in the twelve months ended December 31, 2004 and 2003, respectively, and used cash of $1.8 million in 2002. The proceeds from the exercise of 174,515 stock options and 9,000 warrants provided cash of $.8 million in 2004, compared with proceeds from the exercise of 717,375 stock options which provided cash of $3.1 million in 2003. In 2002, the proceeds from the exercise of stock options amounted to $2.1 million. In 2003, net proceeds from the sale of 1,500,000 shares of our common stock provided cash of $29.4 million. In conjunction with this transaction, we issued warrants to purchase 225,000 shares of our common stock. We paid off the mortgage in our manufacturing facility in 2003, which used cash of $2.2 million. In 2004 and 2002, we used cash of $0.03 million and $3.7 million respectively, to purchase outstanding shares under our stock buyback program.

For 2005, we expect to use our cash as follows;

•	for improvements to our facilities;
•	for the continuation of our leasing program;
•	for working capital purposes;
•	for information systems (“I/S”) and infrastructure enhancements;
•	for new product and materials development;
•	for sustaining engineering;
•	for the acquisition of equipment, including production equipment, tooling, and computers;
•	for the purchase of intangible assets, including patents;

•	for increased selling and marketing activities, especially as they relate to the continued market and channel development as well as Eden market development;
•	for acquisitions and/or strategic alliances; and
•	for our common stock buyback program.

While we believe that the primary source of liquidity during 2005 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base. To date, we have not borrowed against this credit facility.

As of December 31, 2004, we had gross accounts receivable of $16.7 million less an allowance of $1.7 million for returns and doubtful accounts. Certain customers, especially those that purchased our Maxum or Titan systems, continue to carry high balances. Additionally, at December 31, 2004, large balances were concentrated with certain international distributors, and some of these balances exceed our payment terms. Default by one or more of these distributors or customers could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to $81.9 million at December 31, 2004, the majority of which consisted of cash and cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $14.3 million. We have no debt. We estimate that we will spend approximately $6.5 million in 2005 for property and equipment. As of December 31, 2004, we estimate that material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending December 31, 2005, amounts to approximately $7.3 million. We intend to finance these purchases from existing cash or from cash flows from operations.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the year ended December 31, 2004, the loss from foreign currency translations amounted to approximately $.03 million, whereas in the comparable 2003 period we reported income from foreign currency translations of approximately $0.3 million. In the year ended December 31, 2004, we hedged approximately €1.0 million of our accounts receivable that were denominated in euros. The hedge resulted in a currency exchange gain of approximately $.04 million for this period. We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2004, and will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

Revenue Recognition

We recognize revenue, consistent with SAB 104 and EITF 00-21, when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectability is reasonably assured. Our standard terms are FOB shipping point, and as such most of our revenue from system sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance. In these instances, revenues would be recognized only upon satisfying the conditions established by the customer in its purchase order to us. Revenue from sales-type leases of our FDM systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases of our Dimension systems is recognized at time of shipment, since either the customer or the reseller performs the installation. We recognize revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the fair value of the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. This has had the effect of deferring, as of December 31, 2004, approximately $2.4 million of revenue that will be recognized in future periods.

We assess collectability as part of the revenue recognition process. We evaluate a number of factors to assess collectability, including an evaluation of the credit worthiness of the customer, past payment history, and current economic conditions. If it is determined that collectiblity cannot be reasonably assured, we would decline shipment, request a down payment, or defer recognition of revenue until ultimate collectability is more determinable. We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. We have little history as to potential returns under our lease programs. We will monitor our lease sales in the future, and if necessary will record a provision for returns on leased systems. As of December 31, 2004, our allowance for returns was $0.2 million, a slight increase from the balance as of December 31, 2003.

Allowance for Doubtful Accounts

While we evaluate the collectability of a sale as part of our revenue recognition process, we must also make judgments regarding the ultimate realization of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the aging of the receivables and the creditworthiness of each customer. We may not be able to accurately and timely predict changes to our customer’s financial condition. In 2004, we increased the net reserve for bad debts and allowance by almost $1.0 million. In 2003, we did not experience a large write-off, and directly wrote-off smaller balances that in the aggregate amounted to $0.2 million. If a customer’s financial condition should suddenly deteriorate, calling into question our ability to collect the receivable, our estimates of the realization of our receivables could be adversely affected. We might then have to record additional allowances for doubtful accounts, which could have an adverse effect on our results of operations in the period affected.

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

Certain of our international distributors have carried large balances that have become overdue. Most of these distributors have continued to pay down their balances and are still considered performing. A default by one or more of these distributors could have a material effect, ranging from $.2 million to $1.0 million, on our reported operating results in the period affected. As of December 31, 2004, our allowance for doubtful accounts amounted to $1.5 million, an increase from the December 31, 2003, balance of $0.6 million.

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

Some of our inventory is returned to us by our customers and refurbished. This refurbished inventory, once fully repaired and tested, is functionally equivalent to new production and is utilized to satisfy many of our requirements under our warranty and service contracts. Upon receipt of the returned material, this inventory is recorded at a discount from original cost, and further reduced by estimated future refurbishment expense. While we evaluate this service material in the same way as our stock inventory (i.e., we periodically test for obsolescence and excess), this inventory is subject to changing demand that may not be immediately apparent. Adjustments to this service inventory, following an obsolescence or excess review, could have an adverse effect on our reported financial condition in the period when the adjustments are made. In 2003 and throughout 2004, we began to review the requirements for service inventory for discontinued products using the number of active maintenance contracts per product line as the key determinant for inventory levels and composition. A sudden decline in the number of customers renewing service agreements in a particular period could lead to an unanticipated write down of this service inventory for a particular product line.

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

These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we will be able to:

•	continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

•	successfully develop the 3D printing market with our Dimension BST and Dimension SST systems, and that the market will accept these systems;

•	maintain our revenues and gross margins on our present products;

•	control our operating expenses;

•	expand our manufacturing capabilities to meet the expected demand generated by Dimension BST, Dimension SST, paid parts, and our consumable products;

•	successfully and profitably distribute and service the Eden product line that is governed by our distributor agreement with Objet Geometries;

•	successfully commercialize new materials, and that the market will accept these new materials; and

•	recruit, retain, and develop employees with the necessary skills to produce, create, commercialize, market, and sell our products.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalent investments are exclusively in short-term money market, auction rate certificates, and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in certificates of deposit that bear interest at fixed rates of 2.7% to 3.7%. An immediate 10% change in interest would have no material effect on our financial condition or results of operations.

 Foreign Currency Exchange Rate Risk

We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $0.15 million for the continued maintenance of our European facility. Throughout 2004 we hedged €1.0 million of our accounts receivable balances that were denominated in euros. A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by between $0.1 million and $0.3 million.

Item 8. Financial Statements and Supplementary Data.

The information that appears following Item 15 of this report and is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

We did not have any changes in or disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s annual report on internal control over financial reporting and the related attestation report of Rothstein, Kass & Company, P.C., our independent registered public accounting firm, have not been filed with this report as permitted by the SEC’s exemptive order set forth in Securities Exchange Act Release No. 34-50754. We plan to file the required reports and related certifications in an amendment to this report within the time period required by such SEC exemptive order.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 5, 2005.

Item 11.   Executive Compensation.

Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 5, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 5, 2005.

Item 13.   Certain Relationships and Related Transactions.

Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 5, 2005.

Item 14.   Principal Accountants Fees and Service.

Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 5, 2005.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           Documents

1. Financial Statements —

Independent Auditors Report	F-1
Consolidated Balance Sheets December 31, 2004 and 2003	F-2
Consolidated Statements of Operations Years Ended December 31, 2004, 2003 and 2002	F-3
Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2004, 2003 and 2002	F-4
Consolidated Statements of Cash Flows Years Ended December 31, 2004, 2003 and 2002	F-5 to F-6
Notes to Consolidated Financial Statements	F-7 to F-24

2. Financial Statement Schedule —

Schedule II — Valuation and Qualifying Accounts and Reserves	F-25

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

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Restated Certificate of incorporation of the Company..(2)

3.2	Amendment to Certificate of Incorporation of the Company..(4)

3.3	By-Laws of the Company.(1)

4.1	Form of Warrant, dated August 22, 2003, issued to Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (13)

4.2	First Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (13)

4.3	Second Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (13)

4.4	Form of Warrant, dated August 22, 2003, issued to Smithfield Fiduciary LLC and Cranshire Capital, L.P. (13)

4.5	First Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Smithfield Fiduciary LLC and Cranshire Capital, L.P. (13)

EXHIBIT NO.	DESCRIPTION

10.1	Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.2	Non-Competition Agreement between the Company and S. Lisa Crump, dated October 15, 1990.(1)

10.3	Employee Confidentiality Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.4	Employee Confidentiality Agreement between the Company and Lisa Crump, dated October 15, 1990.(1)

10.5	Amended and Restated Stratasys, Inc. 1994 Stock Plan.(2)

10.6	Second Amended and Restated Stratasys, Inc. 1994-2 Stock Plan.(6)

10.7	Stratasys, Inc. 1998 Incentive Stock Option Plan.(7)

10.8	Stratasys, Inc. 2000 Incentive Stock Option Plan.(8)

10.9	Stratasys, Inc. 2002 Long-Term Performance and Incentive Plan.(10)

10.10	Form of Option Agreement

10.11	Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects.(5)

10.12	Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects.(5)

10.13
Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb, William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling.(5)

10.14	Lease between the Company and Welsh Edenvale Partners ‘86, dated October 9, 1992.(1)

10.15	Amendment #4 to Lease between the Company and Welsh Edenvale Partners ‘86, dated October 9, 1992, between the Company and Carpenter Land Company LLP, dated July 27, 1998.(9)

10.16	Asset Purchase Agreement between the Company and IBM dated January 1, 1995.(3)

10.17	Securities Purchase Agreement, dated as of August 17, 2003, among the Company, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC.(11)

10.18	Securities Purchase Agreement, dated August 22, 2003, among the company Cranshire Capital L.P. and Smithfield Fiduciary LLC.(12)

EXHIBIT NO.	DESCRIPTION
10.19	North American Distributor Agreement, dated August 28, 2003, between Stratasys, Inc. and Objet Geometries, Ltd. [Portions omitted pursuant to a request for confidential treatment.](14)

21.1	Subsidiaries of the Company.

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 33-83638-C) filed September 2, 1994.

(2)	Incorporated by reference from the Company’s Form 10-KSB for the ended December 31, 1994.

(3)	Incorporated by reference from the Company’s Form 8-K, Amendment No. 2, dated January 1, 1995.

(4)	Incorporated by reference from the Company’s Form 10-QSB for the nine months ended September 30, 1995.

(5)	Incorporated by reference from Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.

(6)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1997 Annual Meeting of Stockholders.

(7)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1998 Annual Meeting of Stockholders.

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-32782) filed March 17, 2000.

(9)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999.

(10)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 2002 Annual Meeting of Stockholders.

(11)	Incorporated by reference from the Company’s Form 8-K filed on August 19, 2003.

(12)	Incorporated by reference from the Company’s form 8-K filed on August 25, 2003.

(13)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-108816) filed September 15, 2003.

(14)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-108816) filed October 16, 2003.

(b)           Reports on Form 8-K

Current Report on Form 8-K dated October 28, 2004 reporting under Item 2.02 that the Registrant issued a press release announcing its third quarter fiscal year 2004 earnings.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
INDEPENDENT AUDITORS' REPORT

DECEMBER 31, 2004 AND 2003

STRATASYS, INC. AND SUBSIDIARIES

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders' Equity	F-4

Statements of Cash Flows	F-5-F-6

Notes to Financial Statements	F-7-F-24

Schedule II - Valuation and Qualifying Accounts and Reserves	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Stratasys, Inc.

We have audited the accompanying consolidated balance sheets of Stratasys, Inc and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Schedule II - Valuation and Qualifying Accounts and Reserves. In our opinion, this financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Roseland, New Jersey
February 1, 2005

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003

ASSETS

Current assets
Cash and cash equivalents	$55,849,845	$44,544,341
Short-term investments		950,000
Accounts receivable, less allowance for returns and doubtful accounts of $1,731,830 in 2004 and $767,367 in 2003	14,951,350	15,788,095
Inventories	7,520,422	6,423,658
Net investment in sales-type leases	1,324,499	398,207
Prepaid expenses	1,756,494	2,809,541
Deferred income taxes	455,000	146,000
Total current assets	81,857,610	71,059,842
Property and equipment, net	10,043,657	6,544,663

Other assets
Intangible assets, net	2,551,581	2,496,593
Net investment in sales-type leases	2,693,830	888,367
Deferred income taxes	354,000	2,124,000
Long-term investments	720,000	625,000
Other	978,339	361,761
	7,297,750	6,495,721
Total assets	$99,199,017	$84,100,226

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$6,643,620	$4,940,055
Unearned revenues	7,668,362	5,263,962
Total current liabilities	14,311,982	10,204,017

Stockholders' equity
Common stock, $.01 par value, authorized 15,000,000 shares; issued 12,211,835 shares in 2004 and 12,028,320 shares in 2003	122,118	120,283
Capital in excess of par value	71,762,100	69,924,093
Retained earnings	20,193,048	11,063,092
Accumulated other comprehensive income (loss)	5,910	(41,274)
Less cost of treasury stock, 1,770,026 and 1,768,856 shares in 2004 and 2003, respectively	(7,196,141)	(7,170,795)
Total stockholders' equity	84,887,035	73,896,209
Total liabilities and stockholders' equity	$99,199,017	$84,100,226

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2004	2003	2002

Net sales
Product	$56,832,959	$40,346,107	$30,636,355
Services	13,495,546	10,543,754	9,171,534
	70,328,505	50,889,861	39,807,889

Cost of sales
Product	24,110,537	15,738,265	13,468,665
Services	3,888,239	2,369,315	1,972,783
	27,998,776	18,107,580	15,441,448

Gross profit	42,329,729	32,782,281	24,366,441

Costs and expenses
Research and development	5,640,216	5,047,207	4,687,673
Selling, general and administrative	23,692,008	18,992,636	16,065,320
	29,332,224	24,039,843	20,752,993

Operating income	12,997,505	8,742,438	3,613,448

Other income (expense)
Interest income	726,558	231,040	153,323
Interest expense		(123,924)	(178,431)
Foreign currency translation	(26,102)	342,877	320,448
Other	149,034	(47,618)	(6,904)
	849,490	402,375	288,436

Income before income taxes	13,846,995	9,144,813	3,901,884

Income taxes	4,717,849	2,989,299	791,102

Net income	$9,129,146	$6,155,514	$3,110,782

Income per common and common equivalent share
Basic	$0.88	$0.68	$0.39
Diluted	$0.85	$0.64	$0.37

Weighted average number of common and common equivalent shares outstanding
Basic	10,350,043	9,050,668	8,005,193
Diluted	10,725,901	9,679,435	8,392,304

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

Years Ended December 31, 2004, 2003, and 2002
	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive Income	Treasury		Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss)	Stock	Total	Income

Balances, January 1, 2002	9,199,941	$91,999	$32,913,308	$1,797,606	$(72,084)	$(3,427,816)	$31,303,013

Exercise of stock options	577,359	5,774	2,079,514				2,085,288

Net income				3,110,782			3,110,782	$3,110,782

Other comprehensive income, cumulative translation adjustment					10,105		10,105	10,105

Total comprehensive income								$3,120,887

Purchase of 658,255 shares of treasury stock						(3,742,979)	(3,742,979)

Balances, December 31, 2002	9,777,300	97,773	34,992,822	4,908,388	(61,979)	(7,170,795)	32,766,209

Exercise of stock options and warrants	751,020	7,510	3,078,818				3,086,328

Income tax reductions relating to exercise of stock options			2,429,322				2,429,322

Sale of common stock	1,500,000	15,000	29,423,131				29,438,131

Net income				6,155,514			6,155,514	$6,155,514

Other comprehensive income, cumulative translation adjustment					20,705		20,705	20,705

Total comprehensive income								$6,176,219

Balances, December 31, 2003	12,028,320	120,283	69,924,093	11,063,902	(41,274)	(7,170,795)	73,896,209

Exercise of stock options and warrants, net of issuance expenses	183,515	1,835	754,415				756,250

Income tax reductions relating to exercise of stock options			1,083,592				1,083,592

Purchase of 1,170 shares of treasury stock						(25,346)	(25,346)

Net income				9,129,146			9,129,146	$9,129,146

Other comprehensive income, cumulative translation adjustment					47,184		47,184	47,184

Total comprehensive income								$9,176,330

Balances, December 31, 2004	12,211,835	$122,118	$71,762,100	$20,193,048	$5,910	$(7,196,141)	$84,887,035

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2004	2003	2002

Cash flows from operating activities
Net income	$9,129,146	$6,155,514	$3,110,782
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,544,592	2,459,322	309,000
Depreciation	1,876,608	1,614,466	1,502,374
Amortization	810,472	919,277	898,833
Loss on disposal of property and equipment	227,473	17,877
Loss on write-off of intangible assets	27,626	53,894
Increase (decrease) in cash attributable to changes in assets and liabilities:
Accounts receivable	591,495	(5,147,644)	1,492,287
Inventories	(972,908)	222,759	(485,619)
Net investment in sales-type leases	(2,731,755)	(1,286,574)
Prepaid expenses	1,153,711	(1,889,019)	(361,899)
Other assets	61,464	(242,025)	147,527
Accounts payable and other current liabilities	833,539	822,956	420,314
Unearned revenues	2,379,343	789,681	(36,470)

Net cash provided by operating activities	15,930,806	4,490,484	6,997,129

Cash flows from investing activities
Repayments of (purchase of) investments	855,000	(1,575,000)
Acquisition of property and equipment	(5,289,672)	(2,339,561)	(602,711)
Payments for intangible assets	(893,086)	(516,363)	(564,012)

Net cash used in investing activities	(5,327,758)	(4,430,924)	(1,166,723)

Cash flows from financing activities
Payments of obligations under capital leases			(130,320)
Payments of mortgage payable		(2,218,362)	(52,615)
Proceeds from sale of common stock		29,438,131
Proceeds from exercise of stock options and warrants	756,250	3,086,328	2,085,288
Purchases of treasury stock	(25,346)		(3,742,979)

Net cash provided by (used in) financing activities	730,904	30,306,097	(1,840,626)

Effect of exchange rate changes on cash	(28,448)	(14,906)	(7,588)

Net increase in cash and cash equivalents	11,305,504	30,350,751	3,982,192

Cash and cash equivalents, beginning of year	44,544,341	14,193,590	10,211,398

Cash and cash equivalents, end of year	$55,849,845	$44,544,341	$14,193,590

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2004	2003	2002

Supplemental disclosures of cash flow information, cash paid during the year for:
Interest	$—	$137,390	$177,739

Income taxes	$1,491,617	$1,151,005	$1,180,637

Supplemental disclosure of noncash investing and financing activities:

Machinery and equipment transferred from inventory	$1,770,404	$—	$825,755

Inventory transferred from machinery and equipment	$236,690	$108,971	$—

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. As of December 31, 2004, and at various times during the year, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

Short-term and Long-term Investments

Short-term and long-term investments consist of certificates of deposit with maturities ranging from April 2005 through September 2008 at December 31, 2004 and from April 2004 through November 2007 at December 31, 2003.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for returns and doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions.

Inventories

Inventories are stated on the first-in, first-out method, at the lower of cost or market. Inventory costs consist of material, direct labor and overhead.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets ranging from 2 to 30 years.

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

Warranty Policy and Methodology

The Company services and supports customers by providing warranties for its products. The standard warranty is three months, however, educational and international customers are granted a 12-month warranty. In all cases, three months of expected warranty costs will be accrued in the same period as the product revenues. These expected warranty costs are based on historical costs of supporting the Company’s products. When the warranty period exceeds the standard three-month warranty period, an accrual of expected costs for the three-month standard warranty period is made and the portion of revenue applicable to the remaining nine months of extended warranty coverage will be deferred. The amount deferred is based on the fair market value of a purchased maintenance agreement for the same product and term of coverage. The expenses of maintaining the products under the extended warranty periods are treated as period costs, as they are expected to be incurred evenly throughout the same period and reflect a proper matching of revenue and expenses.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies (continued)

Unearned Maintenance Revenues

Maintenance revenues are recognized on a straight-line basis over the term of the related maintenance contracts, which are typically one to two years.

The Company services and supports customers by providing warranty and selling maintenance agreements for its products. Unearned maintenance revenues comprise purchased maintenance agreements, covering future periods, and deferred implied maintenance, as discussed in the Warranty Policy and Methodology footnote. Implied maintenance is recognized as earned maintenance revenue in equal installments over the extended nine-month warranty period (months 4 through 12). The purchased maintenance is deferred in whole and amortized over the period of coverage ranging from one to two years.

Revenue Recognition

The Company derives revenue from sales of rapid prototyping (“RP”) systems, consumables, and services. The Company recognizes revenue when (1) persuasive evidence of a final agreement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. The Company’s standard terms are FOB shipping point, and as such most of the revenue from the sale of RP machines and consumables are recognized when shipped. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance. In these instances, revenues would be recognized only upon satisfying the conditions established by the customer as contained in its purchase order to the Company. Revenue from sales-type leases for the Company’s FDM systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases for the Company’s Dimension systems is recognized at the time of shipment, since either the customer or the reseller performs the installation. The Company recognizes revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period.

Service revenue is derived from sales of maintenance contracts, installation, services, and training. Service revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than the standard 90-day warranty, the extended warranty is treated for revenue purposes as a maintenance agreement. The fair value of this maintenance agreement is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. Installation service revenues are recognized upon completion of installation. Training revenues are recognized upon completion of training.

In accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” when two or more product offerings are contained in a single arrangement, revenue is allocated between the elements based on their relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. In the absence of fair value for a delivered element, revenue is allocated first to the fair value of the undelivered elements and then the residual revenue is allocated to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until all undelivered elements have been fulfilled.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies (continued)

Revenue Recognition (continued)

Revenues from training and installation are unbundled and are recognized after the services have been performed. Both of these services are optional to the customer. The majority of the Company’s products are sold through distribution channels, with training and installation services offered by the resellers or distributors. For the Dimension product neither installation nor training is offered. Consistent with SAB 104, the equipment the Company manufactures and sells is subject to factory testing that should replicate the conditions under which the customers intend to use the equipment. All of the systems are sold subject to published specifications, and all systems sales involve standard models.

The Company assesses collectability as part of the revenue recognition process. The Company also evaluates a number of factors to assess collectability, including an evaluation of the creditworthiness of the customer, past payment history, and current economic conditions. If it is determined that collectability cannot be reasonably assured, the Company will decline shipment, request a down payment, or defer recognition of revenue until ultimate collectability is more determinable.

The Company also records a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of the Company’s customers. If past trends were to change, the Company would potentially have to increase or decrease the amount of the provision for these returns. The Company has a very limited history as to potential returns under the lease programs. The Company has continued to monitor its lease sales, and if necessary will record a provision for returns on leased systems. As of December 31, 2004, the allowance for returns was $223,313, as compared with $198,481 as of December 31, 2003.

Advertising

Advertising costs are charged to operations as incurred and were approximately $1,675,000, $1,105,000, and $854,000 for 2004, 2003 and 2002, respectively.

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

Common Stock

In November 2003, the Board of Directors of the Company approved a three-for-two stock split in the form of a stock dividend, to all shareholders of record on November 20, 2003. The Company’s shares began trading post split effective December 22, 2003. All transactions and disclosures in the consolidated financial statements, related to the Company’s common stock, have been adjusted to reflect the effects of the stock split.

Income Per Common Share

The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. The shares amounted to 378,588, 628,767 and 387,111 in 2004, 2003 and 2002, respectively.

Stock-Based Compensation

The Company follows SFAS No. 123 “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies (continued)

Stock-Based Compensation (continued)

Had compensation cost for the Company’s five stock option plans been determined based on the fair value at the grant or issue date in 2004, 2003 and 2002 and consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002

Net income, as reported	$9,129,146	$6,155,514	$3,110,782
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effect	(2,526,000)	(854,000)	(457,000)

Net income, pro forma	$6,603,146	$5,301,514	$2,653,782

Earnings per share:
Basic income per share - as reported	$0.88	$0.68	$0.39

Diluted income per share - as reported	$0.85	$0.64	$0.37

Basic income per share - pro forma	$0.64	$0.59	$0.33

Diluted income per share - pro forma	$0.62	$0.55	$0.32

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

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies (continued)

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised).” SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company has not completed its evaluation of SFAS No. 123(R) but expects the adoption of this new standard will have an impact on operating results due to the Company’s use of options as employee incentives.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 has been issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management of the Company does not believe the effects of SFAS No. 151 have a material effect on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of “so abnormal.”

2. Inventories

Inventories consist of the following at December 31:

	2004	2003

Finished goods	$4,057,327	$2,991,198
Raw materials	3,463,095	3,432,460
	$7,520,422	$6,423,658

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Net investment in sales-type leases

In 2003, the Company began leasing certain of its machines under agreements accounted for as sales-type leases. Included in revenues for the year ended December 31, 2004 and 2003 are approximately $3,416,000 and $1,366,000, respectively, of revenues related to sales-type leases. These non-cancelable leases expire over the next two to four years.

The following lists the components of the net investment in sales-type leases as of December 31, 2004 and 2003:

	2004	2003

Net minimum lease payments receivable	$4,238,313	$1,320,398
Less unearned interest income	(219,984)	(33,824)

Net investment in sales-type leases	$4,018,329	$1,286,574

Sales-type leases consist of:
Net investment in sales-type leases - short term	$1,324,499	$398,207
Net investment in sales-type leases - long term	2,693,830	888,367

Net investment in sales-type leases, as above	$4,018,329	$1,286,574

Future minimum lease payments due from customers under sales-type leases as of December 31, 2004, are as follows:

Year ending December 31,
2005	$1,363,406
2006	1,285,585
2007	1,086,558
2008	502,764
$4,238,313

The interest income for sales-type leases amounted to approximately $56,000 and $4,000 for the years ended December 31, 2004 and 2003, respectively.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and equipment

Property and equipment consists of the following at December 31:

	2004	2003

Machinery and equipment	$9,445,945	$7,004,574
Building and improvements	3,195,495	2,330,953
Land and improvements	1,065,393	694,876
Computer equipment and software	4,750,906	3,820,668
Office equipment	1,113,849	914,558
Leasehold improvements	1,977,033	1,474,575

	21,548,621	16,240,204

Accumulated depreciation and
amortization	11,504,964	9,695,541

	$10,043,657	$6,544,663

5. Intangible assets

Intangible assets consist of the following at December 31:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
RPS technology	$3,018,732	$2,450,705	$2,858,532	$2,178,247
Capitalized software
development costs	4,322,803	3,640,877	4,003,547	3,310,144
Patents	2,022,917	919,304	1,850,023	734,917
Trademarks	231,693	33,678	18,584	10,785
	9,596,145	$7,044,564	8,730,686	$6,234,093
Accumulated amortization	7,044,564		6,234,093
	$2,551,581		$2,496,593
Aggregate amortization expense	$810,472		$919,277

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible assets (continued)

For the years ended December 31, 2004, 2003 and 2002, amortization of capitalized software development costs charged to operations was $330,733, $473,926 and $473,280, respectively.

Estimated amortization expense for the five years subsequent to December 31, 2004 is approximately as follows:

Year ending December 31,
2005	$802,000
2006	500,000
2007	403,000
2008	304,000
2009	227,000

6. Credit line

The Company has an available line of credit from a financial institution for the lesser of $4,000,000 or a defined borrowing base. The credit line bears interest at defined rates based upon two different indexes and expires in June 2005. No amounts were outstanding at December 31, 2004 and 2003.

7. Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31:

	2004	2003

Trade	$1,895,923	$1,062,560
Compensation, commissions and related benefits	3,074,894	2,811,095
Reserve for warranty expenses	190,645	131,806
Other	1,482,158	934,594
	$6,643,620	$4,940,055

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Unearned revenues

Unearned revenues consist of the following at December 31:

	2004	2003

Maintenance contracts	$5,082,488	$3,737,988
Implied maintenance contracts	1,818,870	1,446,299
Other	767,004	79,675
	$7,668,362	$5,263,962

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

10. Income taxes

The components of the Company’s deferred tax assets (liabilities) at December 31, 2004 and 2003 are as follows:

	2004	2003

Depreciation	$(595,000)	$(101,000)
Amortization	219,000	128,000
Allowance for doubtful accounts	424,000	212,000
Reserve for warranty expenses	71,000	49,000
Reserve for sales returns, net	83,000	74,000
Unrealized gain on foreign currency	(123,000)	(189,000)
Federal minimum tax credit carryforwards	156,000	156,000
Other	22,000	159,000
Research and development tax credit carryforwards	552,000	1,782,000

	$809,000	$2,270,000

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income taxes (continued)

At December 31, 2004, the Company had research and development tax credit carryforwards of approximately $552,000, which can be utilized against future federal income tax and expire in various years through 2023.

Income (loss) before income taxes for the years ended December 21, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

United States	$13,885,542	$9,030,998	$3,758,912
Foreign	(38,547)	113,815	142,972

	$13,846,995	$9,144,813	$3,901,884

The components of income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Current
Federal	$1,924,173	$396,432	$409,369
State	165,167	75,488	33,325
Foreign	83,917	58,057	39,408
	2,173,257	529,977	482,102

Deferred
Federal	2,179,338	2,379,676	214,000
State	365,254	79,646	95,000
	2,544,592	2,459,322	309,000

	$4,717,849	$2,989,299	$791,102

Deferred income tax expense includes $1,083,592 and $2,429,322 for the years ended December 31, 2004 and 2003, respectively, for income tax reductions relating to the disqualifying disposition of shares acquired through the exercise of stock options, the benefit of which has been recorded as paid in capital.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income taxes (continued)

A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Federal statutory rate	34.0%	34.0%	34.0%
Foreign sales corporation exclusion	(1.0)	(0.6)	(2.0)
Earnings of subsidiaries taxed at other than U.S. statutory rate	0.3	(0.2)	0.2
State income taxes, net of federal effect	1.3	0.6	1.1
Permanent differences and other	(0.5)	(0.1)	(8.7)
Utilization of research and development tax credit		(1.0)	(4.3)
Effective income tax rate	34.1%	32.7%	20.3%

11. Commitments

The Company rents certain of its facilities under leases, which expire through 2009.

Aggregate future minimum annual rental payments in the years subsequent to December 31, 2004 are approximately as follows:

Year ending December 31,
2005	$319,000
2006	197,000
2007	129,000
2008	27,000
2009	27,000

Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $576,000, $604,000 and $521,000, respectively.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Common stock

In August 2003, the Company sold 1,500,000 shares of common stock through a private investment in public equity financing transaction (the “Transaction”), generating cash of approximately $29,438,000, net of related expenses. In connection with the Transaction, the Company also issued warrants to purchase 225,000 shares of common stock at exercise prices ranging from $23.11 to $27.63.

13. Stock options and warrants

The Company has various stock option plans that have been approved by shareholders. The plans provide for the granting of options to purchase up to 3,825,000 shares of the Company’s common stock to qualified employees of the Company, independent contractors, consultants, and other persons. Of the 3,825,000 options available for grant, 2,990,892 options have been granted, leaving 834,108 options as of December 31, 2004 left to be granted by the Company. No stock-based employee compensation cost is reflected in net income, as all options under the plans are granted at a price not less than the fair market value of the Company’s common stock at the date of grant. Options principally vest over five years and are exercisable over ten years.

	Number of Shares	Per Share Option Price	Weighted Average Option Price
Shares under option at January 1, 2002	2,187,866	$1.06 - $14.54	$4.49
Granted in 2002	84,750	3.33 - 6.25	4.39
Exercised in 2002	(577,359)	1.94 - 5.33	3.61
Expired in 2002	(340,680)	3.33 - 14.29	6.00
Forfeited in 2002	(21,782)	1.94 - 13.75	5.34
Shares under option at December 31, 2002	1,332,795	1.06 - 14.54	3.37
Granted in 2003	324,250	6.35 - 29.33	27.23
Exercised in 2003	(717,375)	1.84 - 10.00	4.37
Expired in 2003	(41,625)	3.17 - 21.79	14.45
Forfeited in 2003	(15,690)	1.06 - 13.09	8.64
Shares under option at December 31, 2003	882,355	1.84 - 29.33	12.44

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock options and warrants (continued)

	Number of Shares	Per Share Option Price	Weighted Average Option Price
Granted in 2004	200,750	8.70 - 36.40	27.93
Exercised in 2004	(174,515)	2.00 - 29.33	4.21
Expired in 2004	(76,680)	2.19 - 13.42	8.20
Forfeited in 2004	(20,070)	2.00 - 16.59	3.65
Shares under option at December 31, 2004	811,840	$1.84 - $36.40	$19.20
Options exercisable at December 31, 2004	455,020	$1.84 - $36.40	$18.77
Options exercisable at December 31, 2003	467,175	$1.84 - $28.60	$12.27
Options exercisable at December 31, 2002	925,395	$1.06 - $14.54	$ 3.45

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2004	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2004	Weighted- Average Exercise Price
$1.84 - 3.98	221,960	2.7 years	$2.45	134,870	$2.65
4.04 - 8.71	76,940	2.9 years	5.09	35,210	4.62
10.00-23.01	28,990	4.6 years	20.86	2,190	11.09
25.40-36.40	483,950	4.9 years	28.31	282,750	28.56
	811,840			455,020

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock options and warrants (continued)

The Company, as part of sales of common stock and other agreements, has issued warrants to purchase the Company’s common stock. The following summarizes the information relating to warrants issued and the activity during 2004, 2003 and 2002:

	Number of Shares	Per Share Warrant Price	Weighted Average Warrant Price

Shares under warrants at January 1, 2002	322,500	$2.40 - $9.25	$6.71
Expired in 2002	(259,500)	3.33 - 9.25	7.71
Shares under warrants at December 31, 2002	63,000	2.40 - 3.33	2.53
Issued in 2003	225,000	23.11 - 27.63	24.47
Exercised in 2003	(33,645)	3.33 - 3.33	3.33
Expired in 2003	(20,355)	2.40 - 2.40	2.40
Shares under warrants at December 31, 2003	234,000	3.33 - 27.63	23.65
Exercised in 2004	(9,000)	3.33 - 3.33	3.33
Shares under warrants at December 31, 2004	225,000	$23.11 - $27.63	$24.47

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock options and warrants (continued)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2004, 2003 and 2002. The following assumptions were applied in determining the pro forma compensation cost:0

	2004	2003	2002

Risk-free interest rate	2.40 - 3.69%	3.07 - 3.97%	4.19 - 4.49%
Expected option term	5-6 years	5-6 years	5-6 years
Expected price volitility	77%	83%	83%
Dividend yield	—	—	—

14. Litigation

The Company is a party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15. Export sales

Export sales were as follows for the years ended December 31:

	2004	2003	2002

Europe	$16,489,155	$9,914,413	$8,817,770
Asia Pacific	12,621,639	10,333,708	9,091,108
Other	3,142,690	2,338,497	1,512,068
	$32,253,484	$22,586,618	$19,420,946

At December 31, 2004 and 2003, accounts receivable included balances due from foreign entities of approximately $8,308,000 and $7,832,000, respectively.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Quarterly results (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$15,846,175	$17,315,648	$17,721,182	$19,445,500
Gross profit	9,706,135	10,479,553	10,444,179	11,699,862
Net income	1,905,109	2,392,018	2,534,131	2,297,888
Income per common and common equivalent share:
Basic	0.19	0.23	0.24	0.22
Diluted	0.18	0.22	0.24	0.21

2003
Net sales	$10,677,641	$12,073,761	$12,898,673	$15,239,786
Gross profit	6,857,571	7,915,524	8,481,368	9,527,818
Net income	1,142,573	1,516,530	1,985,317	1,510,094	(a)
Income per common and common equivalent share:
Basic	0.14	0.18	0.21	0.15	(a)
Diluted	0.13	0.17	0.20	0.14	(a)

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

 STRATASYS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2004, 2003, and 2002

COLUMN A	Column B	Column C	Column D	Column E

DESCRIPTION	Balances at Beginning Of Year	Additions - Charged to Income	Deductions from Reserves	Balances at End of Year

2004
Reserve for bad debts and allowances	$568,886	$1,138,222	$198,591	$1,508,517
Reserve for sales returns and other allowances	$198,481	$24,832	$-	$223,313

2003
Reserve for bad debts and allowances	$338,893	$231,058	$1,065	$568,886
Reserve for sales returns and other allowances	$198,481	$-	$-	$198,481

2002
Reserve for bad debts and allowances	$317,955	$281,732	$260,794	$338,893
Reserve for sales returns and other allowances	$244,933	$102,366	$148,818	$198,481

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATASYS, INC.

By:	/s/ S. Scott Crump

S. Scott Crump President
Dated: March 14, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ S. Scott Crump
S. Scott Crump	Chairman of the Board of Directors, President, Chief Executive Officer, Treasurer, (Principal Executive Officer)	March 14, 2005

/s/ Thomas W. Stenoien
Thomas W. Stenoien	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

/s/ Ralph E. Crump	Director	March 14, 2005
Ralph E. Crump

/s/ Edward J. Fierko	Director	March 14, 2005
Edward J. Fierko

/s/ Clifford H. Schwieter	Director	March 14, 2005
Clifford H. Schwieter

/s/ Arnold J. Wasserman	Director	March 14, 2005
Arnold J. Wasserman

/s/ Gregory L. Wilson	Director	March 14, 2005
Gregory L. Wilson