Form 10-K/A
period 2004-12-31
STRATASYS INC
filed 2005-03-25
CIK 915735

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-K/A
(Amendment No. 1)

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

EXPANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 16, 2005. The purposes of the Amendment are:

•
to revise Item 9A of Part II of the Original Filing to make reference to the report of Rothstein, Kass & Company, P.C. (“Rothstein Kass”), our independent registered public accounting firm, with respect to our internal controls over financial reporting;

•	to include management’s report on internal control over financial reporting;

•
to include the revised report of Rothstein Kass relating to the audit of our financial statements, which includes a reference to their audit of the effectiveness of our internal control over financial reporting;

•	to include the attestation report on management’s assessment of the effectiveness of our internal control over financial reporting issued by Rothstein Kass; and

•	as a result of the revisions above, to amend and restate the Consent of Rothstein Kass to the incorporation by reference to their reports into certain of our registration statements.

As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), filed as an exhibit to the Original Filing, have been revised. These certifications, in addition to the certifications pursuant to Section 906 of Sarbanes-Oxley, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except for the amendments described above, this Form 10-K/A does not modify or update any other disclosures in, or exhibits to, the Original Filing. For the convenience of the reader, this Form 10-K/A also includes the remainder of the Original Filing in its entirety.

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

Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our Management has prepared an annual report on internal control over financial reporting. Management's report, together with the related attestation report of Rothstein, Kass & Company, P.C., our independent registered public accounting firm, are included in this Annual Report on Form 10-K/A on pages F-1 and F-3 to F-4  of the financial statements.

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

Item 14.   Principal Accountants Fees and Services.

Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 5, 2005.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           Documents

1. Financial Statements —

Management's Report on Internal Control Over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firm	F-2 to F-4
Consolidated Balance Sheets December 31, 2004 and 2003	F-5
Consolidated Statements of Operations Years Ended December 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2004, 2003 and 2002	F-7
Consolidated Statements of Cash Flows Years Ended December 31, 2004, 2003 and 2002	F-8 to F-9
Notes to Consolidated Financial Statements	F-10 to F-27

2. Financial Statement Schedule —

Schedule II — Valuation and Qualifying Accounts and Reserves	F-28

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

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Restated Certificate of incorporation of the Company..(2)

3.2	Amendment to Certificate of Incorporation of the Company..(4)

3.3	By-Laws of the Company.(1)

4.1	Form of Warrant, dated August 22, 2003, issued to Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (13)

4.2	First Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (13)

4.3	Second Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (13)

4.4	Form of Warrant, dated August 22, 2003, issued to Smithfield Fiduciary LLC and Cranshire Capital, L.P. (13)

4.5	First Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Smithfield Fiduciary LLC and Cranshire Capital, L.P. (13)

EXHIBIT NO.	DESCRIPTION

10.1	Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.2	Non-Competition Agreement between the Company and S. Lisa Crump, dated October 15, 1990.(1)

10.3	Employee Confidentiality Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.4	Employee Confidentiality Agreement between the Company and Lisa Crump, dated October 15, 1990.(1)

10.5	Amended and Restated Stratasys, Inc. 1994 Stock Plan.(2)

10.6	Second Amended and Restated Stratasys, Inc. 1994-2 Stock Plan.(6)

10.7	Stratasys, Inc. 1998 Incentive Stock Option Plan.(7)

10.8	Stratasys, Inc. 2000 Incentive Stock Option Plan.(8)

10.9	Stratasys, Inc. 2002 Long-Term Performance and Incentive Plan.(10)

10.10	Form of Option Agreement.(15)

10.11	Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects.(5)

10.12	Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects.(5)

10.13
Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb, William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling.(5)

10.14	Lease between the Company and Welsh Edenvale Partners ‘86, dated October 9, 1992.(1)

10.15	Amendment #4 to Lease between the Company and Welsh Edenvale Partners ‘86, dated October 9, 1992, between the Company and Carpenter Land Company LLP, dated July 27, 1998.(9)

10.16	Asset Purchase Agreement between the Company and IBM dated January 1, 1995.(3)

10.17	Securities Purchase Agreement, dated as of August 17, 2003, among the Company, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC.(11)

10.18	Securities Purchase Agreement, dated August 22, 2003, among the company Cranshire Capital L.P. and Smithfield Fiduciary LLC.(12)

EXHIBIT NO.	DESCRIPTION
10.19	North American Distributor Agreement, dated August 28, 2003, between Stratasys, Inc. and Objet Geometries, Ltd. [Portions omitted pursuant to a request for confidential treatment.](14)

21.1	Subsidiaries of the Company.(15)

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 33-83638-C) filed September 2, 1994.

(2)	Incorporated by reference from the Company’s Form 10-KSB for the ended December 31, 1994.

(3)	Incorporated by reference from the Company’s Form 8-K, Amendment No. 2, dated January 1, 1995.

(4)	Incorporated by reference from the Company’s Form 10-QSB for the nine months ended September 30, 1995.

(5)	Incorporated by reference from Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.

(6)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1997 Annual Meeting of Stockholders.

(7)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1998 Annual Meeting of Stockholders.

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-32782) filed March 17, 2000.

(9)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999.

(10)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 2002 Annual Meeting of Stockholders.

(11)	Incorporated by reference from the Company’s Form 8-K filed on August 19, 2003.

(12)	Incorporated by reference from the Company’s form 8-K filed on August 25, 2003.

(13)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-108816) filed September 15, 2003.

(14)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-108816) filed October 16, 2003.

(15)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2004.

(b)           Reports on Form 8-K

Current Report on Form 8-K dated October 28, 2004 reporting under Item 2.02 that the Registrant issued a press release announcing its third quarter fiscal year 2004 earnings.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2004 AND 2003

STRATASYS, INC. AND SUBSIDIARIES

CONTENTS

Management’s Report on Internal Controls over Financial Reporting	F-1

Reports of Independent Registered Public Accounting Firm	F-2-F-4

Consolidated Financial Statements

Balance Sheets	F-5

Statements of Operations	F-6

Statements of Changes in Stockholders' Equity	F-7

Statements of Cash Flows	F-8-F-9

Notes to Financial Statements	F-10-F-27

Schedule II - Valuation and Qualifying Accounts and Reserves	F-28

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2004 based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on the specified criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent registered public accounting firm, Rothstein, Kass & Company, P.C., as stated in their report at pages F-3 to F-4 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Stratasys, Inc.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 1, 2005 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Schedule II - Valuation and Qualifying Accounts and Reserves. In our opinion, this financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Stratasys, Inc.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, under Item 9A, that Stratasys, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 1, 2005 expressed an unqualified opinion.

/s/ Rothstein, Kass & Company, P.C.

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
Dated: March 23, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ S. Scott Crump
S. Scott Crump	Chairman of the Board of Directors, President, Chief Executive Officer, Treasurer, (Principal Executive Officer)	March 23, 2005

/s/ Thomas W. Stenoien
Thomas W. Stenoien	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2005

/s/ Ralph E. Crump	Director	March 23, 2005
Ralph E. Crump

/s/ Edward J. Fierko	Director	March 23, 2005
Edward J. Fierko

/s/ Clifford H. Schwieter	Director	March 23, 2005
Clifford H. Schwieter

/s/ Arnold J. Wasserman	Director	March 23, 2005
Arnold J. Wasserman

/s/ Gregory L. Wilson	Director	March 23, 2005
Gregory L. Wilson