Form 10-Q
period 2005-03-31
STRATASYS INC
filed 2005-05-10
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

☒Yes   ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒Yes   ☐No

As of April 27, 2005, the Registrant had 10,443,017 shares of common stock, $.01 par value, outstanding.

Stratasys, Inc.

-i-

Item 1.  Financial Statements

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$37,142,578	$20,624,845
Short-term investments	20,900,000	35,225,000
Accounts receivable, less allowance for returns and
doubtful accounts of $1,463,335 in 2005 and $1,731,830 in 2004	15,319,890	14,951,350
Inventories	8,238,893	7,520,422
Net investment in sales-type leases	1,478,302	1,324,499
Prepaid expenses	1,558,499	1,756,494
Deferred income taxes	455,000	455,000
Total current assets	85,093,162	81,857,610

Property and equipment, net	10,549,898	10,043,657

Other assets
Intangible assets, net	2,738,564	2,551,581
Net investment in sales-type leases	2,715,742	2,693,830
Deferred income taxes	354,000	354,000
Long-term investments	720,000	720,000
Other	946,265	978,339
Total other assets	7,474,571	7,297,750
	$103,117,631	$99,199,017

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$8,625,704	$6,643,620
Unearned maintenance revenue	7,655,359	7,668,362
Total current liabilities	16,281,063	14,311,982

Stockholders' equity
Common stock, $.01 par value, authorized 15,000,000
shares, issued 12,239,946 shares in 2005 and
12,211,835 shares in 2004	122,399	122,118
Capital in excess of par value	72,068,234	71,762,100
Retained earnings	22,589,000	20,193,048
Accumulated other comprehensive income (loss)	(56,562)	5,910
Less cost of treasury stock, 1,796,929 and 1,770,026 shares in 2005
and 2004 respectively	(7,886,503)	(7,196,141)
Total stockholders' equity	86,836,568	84,887,035
	$103,117,631	$99,199,017

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Net sales
Product	$14,823,171	$12,921,173
Services	4,039,648	2,925,002
	18,862,819	15,846,175

Cost of goods sold
Product	6,298,207	5,366,109
Services	1,190,176	773,931
	7,488,383	6,140,040

Gross profit	11,374,436	9,706,135

Costs and expenses
Research and development	1,386,588	1,346,329
Selling, general and administrative	6,593,686	5,592,073
	7,980,274	6,938,402

Operating income	3,394,162	2,767,733

Other income (expense)
Interest income	377,478	111,747
Other	31,459	(36,033)
	408,937	75,714

Income before income taxes	3,803,099	2,843,447

Income taxes	1,407,147	938,338
Net income	$2,395,952	$1,905,109

Earnings per common share
Basic	$0.23	$0.19
Diluted	$0.22	$0.18

Weighted average number of common
shares outstanding
Basic	10,451,399	10,271,153
Diluted	10,821,785	10,702,014
COMPREHENSIVE INCOME

Net income	$2,395,952	$1,905,109

Other comprehensive loss
Foreign currency translation adjustment	(62,472)	(26,309)
Comprehensive income	$2,333,480	$1,878,800

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$2,395,952	$1,905,109
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	204,491	198,407
Depreciation	519,462	423,128
Amortization	187,709	224,173
Loss on disposal of assets	43,080	16,011
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(368,540)	107,739
Inventories	(1,339,241)	(814,255)
Net investments in sales-type leases	(175,715)	(242,323)
Prepaid expenses	197,995	1,542,949
Other assets	32,074	(229,744)
Accounts payable and other current liabilities	1,982,084	625,615
Unearned maintenance revenue	(13,003)	265,716
Net cash provided by operating activities	3,666,348	4,022,525

Cash flows from investing activities
Repayments of (purchase of) investments	14,325,000	(2,000,000)
Acquisition of property and equipment	(448,013)	(2,146,850)
Payments for intangible assets	(374,692)	(126,463)
Net cash provided by (used in) investing activities	13,502,295	(4,273,313)

Cash flows from financing activities
Net proceeds from exercise of stock options	101,924	320,150
Purchases of treasury stock	(690,362)
Net cash provided by (used in) financing activities	(588,438)	320,150
Effect of exchange rate changes on cash	(62,472)	(26,309)
Net increase in cash and cash equivalents	16,517,733	43,053
Cash and cash equivalents, beginning of period	20,624,845	23,744,341
Cash and cash equivalents, end of period	$37,142,578	$23,787,394

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Supplemental disclosures of cash flow information, cash paid during the period for:
Interest	$--	$123,442
Income taxes	$200,000	$27,000

Supplemental disclosures of noncash investing and financing activities:
Machinery and equipment transferred from inventory	$671,242	$579,439
Inventory transferred from machinery and equipment	$50,472	$44,693

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 -- Basis of Presentation

The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2004, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2--- Inventories

Inventories consisted of the following at March 31, and December 31, respectively:

	2005	2004
Raw Materials	$5,269,019	$4,057,327
Finished Goods	2,969,874	3,463,095
Totals	$8,238,893	$7,520,422

Note 3--Material Commitments

The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $6,900,000, some of which contain non-cancellation clauses.

Note 4—Income per common share

The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended March 31, 2005 and 2004, the additional shares amounted to 370,386 and 430,861, respectively.

Note 5—Stock Based Compensation

The Company has various stock option plans that have been approved by the stockholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board No 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation is reflected in the net income for the three months ended March 31, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company follows the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” During the quarter ended March 31, 2005, the Company made grants totaling approximately 311,000 shares with immediate vesting. These options carry a value of $18.52 per share under the Black-Scholes option-pricing model. With the expected change in the accounting for stock options, the Company is reviewing to what extent stock options will be used in the future as part of the Company's compensation strategy. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004

Net income as reported	$2,395,952	$1,905,109
Effect of stock based compensation accounted for under the fair value recognition provisions, net of tax	(3,908,000)	(326,750)
Pro forma net income (loss)	$(1,512,048)	$1,578,359

Earnings (loss) per share:
Basic, as reported	$.23	$.19
Basic, pro forma	(.14)	.15

Diluted, as reported	.22	.18
Diluted, pro forma	(.14)	.15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We develop, manufacture, and market a family of rapid prototyping (“RP”) devices, which include our 3D printing systems, that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design (“CAD”) workstation. In the quarter ended March 31, 2005, our revenues increased to $18,862,819, a 19% increase over the $15,846,175 that we reported in the first quarter of 2004. The number of units that we shipped in the quarter decreased by approximately 5% to 277 units as compared with 291 units shipped in the first quarter of 2004. The lower shipment level was due to anticipated lower first quarter demand for our Dimension SST systems. We expected this decline because the Dimension SST was introduced in the first quarter of 2004. However, continuing demand resulted in an increased backlog of Dimension SST units at March 31, 2005 compared to December 31, 2004. Based on the 2005 Wohler's Report on the RP industry, we shipped more total RP systems than any other company in the world since 2002. Revenues derived from our consumable products increased significantly in the quarter ended March 31, 2005, as compared with the quarter ended March 31, 2004. We believe that the growth rate of our consumable sales should increase in future quarters due to the significant expansion of our active installed base of systems over the past several years.

We have continued to successfully implement our strategy to address the needs of both the high-performance RP and 3D printing ends of the market. Our sales growth in the first quarter of 2005 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace. Our strategy in 2005 will be to continue to expand our position in the 3D printing market through increased sales of Dimension BST and Dimension SST, our low-cost 3D printers. We reduced the list price of the Dimension SST in February 2005 from $34,900 to $29,900 while maintaining list price on Dimension BST at $24,900. We believe that Dimension BST at $24,900 is among the lowest priced systems in the RP market globally. We believe that the 3D printing market continues to represent a significant growth area and that Dimension BST and Dimension SST will continue to have a significant positive impact on our results in 2005 and beyond.

With the introduction of the Dimension SST in February 2004, we initiated a highly successful "Dimension University" sales distributor program including the reseller’s purchasing demonstration systems with extended payment terms on both the Dimension SST and Dimension BST. While the program impacted our accounts receivable days sales outstanding (DSO) during a portion of 2004, it proved an effective tool in promoting and selling our systems. Given the success of the program in 2004, we offered a similar program in February 2005. Again, we expect this program to adversely impact our DSO in the second and third quarters of 2005, but we believe it is an integral part of our strategy to expand the RP market.

Our strategy also includes the expansion of our position in the RP market through the growth of our high performance systems, represented principally by our Titan, Vantage, and Maxum systems. In the first quarter of 2005, the unit and revenue growth rates of our high performance systems amounted to 16% and 24%, respectively. These FDM systems output real production grade plastics providing engineers real functional test pre-manufacturing results. These plastics allow the FDM systems to be used in rapid manufacturing.

As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. These represent recurring revenue for us. We expect that this trend will continue.

Our 2005 strategy is also based on the expectation that we will expand revenues faster than our operating expenses, with the intent to improve our operating margins as compared with those recorded in 2004. While our total revenues in the first quarter of 2005 increased by 19% to $18,862,819 from $15,846,175 in 2004, our operating expenses grew by only 15%, or $1,041,872. This had the effect of increasing operating margins by 23% over those recorded in 2004. We will continue to focus on our operating expenses in 2005, with the intent to improve our operating profits beyond those reported in 2004. We cannot, however, ensure that we will be successful.

In 2005, we expect that our research and development (“R&D”) expenses will track higher than comparative 2004 quarters, but should decline as a percentage of revenue. R&D projects primarily involve development of new systems and materials, better throughput, and software enhancements. The R&D group and a cross-functional team of other disciplines were responsible for also reducing the material and labor costs of the Dimension and Dimension SST in 2004, with further cost reductions on this platform expected in the latter part of 2005 and beyond. R&D expense in the first quarter of 2005 increased by $40,259, or 3%, to $1,386,588, but declined to 7.4% of sales from 8.5% in the first quarter of 2004.

Our balance sheet continues to be strong. As of March 31, 2005, our cash and investment position was approximately $58.8 million, with no debt. In the first quarter of 2005, our cash flow from operations amounted to more than $3.6 million. In short, we continue to have a very strong balance sheet and liquidity to fund our 2005 and long term growth strategy.

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

Results of Operations

Three months ended March 31, 2005 compared with three months ended March 31, 2004

The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the three months ended March 31,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	39.7%	38.7%
Gross margin	60.3%	61.3%
Selling, general, and administrative expenses	34.9%	35.3%
Research & development expense	7.4%	8.5%
Operating income	18.0%	17.5%
Other income	2.2%	0.5%
Income before taxes	20.2%	17.9%
Income taxes	7.5%	5.9%
Net income	12.7%	12.0%

Net Sales

Net sales for the three months ended March 31, 2005, were $18,862,819, compared with net sales of $15,846,175 for the three months ended March 31, 2004. This represents an increase of $3,016,644, or 19%. While the actual number of systems sold declined by 4.8%, system revenue increased due to an increase in the number of high-end systems sold as well as an increase in the number of Dimension SST’s compared to Dimension BST. Revenues from consumables and services, principally our paid parts business, also increased significantly in the three months ended March 31, 2005 as compared with the same 2004 period. Consumable revenue was enhanced by the larger installed base of systems.

North American sales, which include Canada and Mexico, accounted for approximately 62% of total revenue in the three months ended March 31, 2005, as compared with approximately 57% in the three months ended March 31, 2004. Total North American sales, which include systems, services, and consumables, grew by approximately 30% as compared with international sales growth of approximately 5%. Internationally, our Asia Pacific region, which comprises Japan, China, India, and Southeast Asia countries, recorded revenues that amounted to approximately 16% of total sales. Europe accounted for approximately 20% of total revenue for the three months ended March 31, 2005. Whereas we expect to report higher revenues and profits in 2005 over the results achieved in 2004, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

Gross profit improved to $11,374,436, or 60% of sales, in the three months ended March 31, 2005, compared with $9,706,135 or 61% of sales, in the comparable period of 2004. This represents an increase of $1,668,301, or 17%. Gross profit increased due to higher revenues. As a percentage of revenues, the decline to 60% was principally due to the mix of products and services that we sold, which included a higher percentage of sales from our paid parts business.

Operating Expenses

SG&A expenses increased to $6,593,686 for the three months ended March 31, 2005, from $5,592,073 for the comparable period of 2004. This represents an increase of $1,001,613, or 18%. We incurred significant expenses in the first quarter of 2005 for promotional, marketing, and channel development activities related to all our products. Variable commissions, incentives, and travel expenses were higher in the 2005 period as a result of significantly higher revenues. Higher expenses were also incurred for additional investor relations and customer support activities. The higher expenses were partially offset by a net reduction in the bad debt expense of approximately $268,000 due to a collection of an account previously written-off and a general improvement in our accounts receivable aging.

R&D expenses increased to $1,386,588 for the three months ended March 31, 2005 from $1,346,329 for the three months ended March 31, 2004. This amounted to an increase of $40,259, or 3%. On higher revenues, R&D expenses declined as a percentage of sales to 7.4% in the three months ended March 31, 2005, from 8.5% in the 2004 period. Actual R&D expenditures were higher as approximately $334,000 of costs were capitalized on new product development as required by generally accepted accounting principles compared with $75,000 in the first quarter of 2004. Higher contract labor and salary and benefit expenses accounted for much of the increased costs. While we remain committed to maintaining R&D to design new products and materials, to reduce costs on existing products, and to improve the quality and reliability of all of our platforms, we have had an on-going objective to control spending levels. As such, R&D expenses in 2005 should increase at a considerably lower rate than that of our revenue growth, which should have the effect of reducing R&D expenses as a percentage of revenue.

Operating Income

For the reasons cited above, our operating income for the three months ended March 31, 2005, amounted to $3,394,162, or 18.0% of sales, compared with operating income of $2,767,733, or 17.5% of sales, for the three months ended March 31, 2004. This represents an increase of $626,429, or approximately 23%.

Other Income

Other income netted to $408,937 in the three months ended March 31, 2005 compared with other income of $75,714 in the comparable 2004 period. Net interest income increased to $377,478 in the current three-month period, compared with $111,747 in the three-month period of 2004. The increase in interest income was primarily due to significantly higher average cash balances. In the three months ended March 31, 2005, we recognized a loss from foreign currency transactions related to the euro of approximately $85,000 which compared with a loss of $87,000 in the same period of 2004.

Income Taxes

Income tax expense amounted to $1,407,147, or 7.5% of sales, in the three months ended March 31, 2005, compared with $938,338, or 5.9% of sales, for the three months ended March 31, 2004. The effective tax rate for the first quarter of 2005 amounted to 37% compared to 33% in the prior year. The increase in the effective tax rate was due to changes in the tax law relating to deductions for foreign sales and an expected higher state income effect.

Net Income

For the reasons cited above, our net income for the three months ended March 31, 2005, amounted to $2,395,952, or 12.7% of sales, compared with net income of $1,905,109, or 12% of sales, in the comparable 2004 period. This resulted in earnings per diluted common share of $.22 on 10,821,785 weighted average shares outstanding in the three months ended March 31, 2005, compared with earnings per diluted common share of $.18 on 10,702,014 weighted average shares outstanding for the comparable period ended March 31, 2004.

Liquidity and Capital Resources

We increased our short-term cash, cash equivalents and investment balances to $58,042,578 at March 31, 2005, from $55,849,845 at December 31, 2004.

In the three months ended March 31, 2005, net cash provided by our operating activities amounted to $3,666,348, compared with $4,022,525 in the comparable 2004 period. The principal source of cash from our operating activities has been our net income, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories and accounts receivable, and in the 2004 period, a large reduction in our prepaid expenses. These increases are partially offset by increases in the accounts payable and other accrued liabilities. Our net accounts receivable balance increased slightly to $15,319,890 in the first quarter of 2005 from $14,951,350 as of December 31, 2004, which was principally due to a reduction in the allowance for returns and doubtful accounts as a balance previously written-off was collected in the first quarter of 2005. Throughout the last three years, we introduced tighter controls in our credit and collections areas. Some of our international distributors, however, have continued to carry high balances, some of which have exceeded our normal terms. As several of these international distributors have significantly improved their position with us since 2003, we believe we have made adequate allowances against these balances.

For the quarter ended March 31, 2005, our inventory balances have increased to $8,238,893 from $7,520,422 at December 31, 2004. We have instituted better inventory management, but recognize that we continue to have opportunities to make considerably more improvement to reduce overall inventory and improve turns. Inventory turns have improved to 3.0 times in the quarter ended March 31, 2005, from about 2.8 times in the comparable 2004 period. The increase in inventory in the current period is principally due to expected higher future sales volume. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations. As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory. With the introduction of these new products, older products have been discontinued. However, inventory for these discontinued products is still required to fulfill our service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies”.

Our investing activities, which consist primarily of buying and selling auction-rate certificates, provided cash of $13,502,295 compared to using cash of $4,273,313 in the three months ended March 31, 2005 and 2004, respectively. In the first quarter of 2005, $14,325,000 of investments matured. This was partially offset by fixed asset additions of $448,013 and payments for intangibles of $374,692. Much of the capital expenditures in 2005 were for equipment required by the growing components of our business, including consumable manufacturing and paid parts. Net cash used for payments of intangible assets included patents and capitalized software.

Our financing activities used cash of $588,438 compared to providing cash of $320,155 in the three months ended March 31, 2005 and 2004, respectively. In the quarter ended March 31, 2005, we used $690,362 to repurchase 26,903 shares of Company stock. This was partially offset by the receipt of $101,924 from the exercise of stock options.

For 2005, we expect to use our cash for the following purposes for:

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

As of March 31, 2005, we had gross accounts receivable of $16,783,225, less an allowance of $1,463,335 for returns and doubtful accounts. Over our history, bad debt expense has generally been small as a percentage of sales. However, at March 31, 2005, large balances were concentrated with certain international distributors and some of these balances exceed our payment terms. Default by one or more of these distributors could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to $85,093,162 at March 31, 2005, most of which consisted of cash and cash equivalents, inventories and accounts receivable. Total current liabilities amounted to $16,281,063. We have no debt. We believe we have adequate resources to fund our foreseeable future growth.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the quarters ended March 31, 2005 and 2004, the net loss on foreign currency translations amounted to approximately $85,000 and $87,000, respectively. In the quarter ended March 31, 2005, we hedged approximately €1,000,000 of our accounts receivable that were denominated in euros. The hedge resulted in a currency translation gain of approximately $60,000 for this period. We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2005, and will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

Revenue Recognition

We derive revenue from the sale of our rapid prototyping (“RP”) systems, consumables, and services. We recognize revenue when (1) persuasive evidence of a final agreement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. Our standard terms are FOB shipping point, and as such most of our revenue from the sale of RP machines and consumables is recognized when shipped. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance. In these instances, revenues would be recognized only upon satisfying the conditions established by the customer as contained in its purchase order to us. Revenue from sales-type leases for our FDM systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases for our Dimension systems is recognized at the time of shipment, since either the customer or the reseller performs the installation. We recognize revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period.

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

Revenues from training and installation are unbundled and are recognized after the services have been performed. Both of these services are optional to the customer. The majority of our products are sold through distribution channels, with training and installation services offered by the resellers or distributors. For the Dimension product neither installation nor training is offered. Consistent with SAB 104, the equipment we manufacture and sell is subject to factory testing that should replicate the conditions under which the customers intend to use the equipment. All of the systems are sold subject to published specifications, and all systems sales involve standard models.

We assess collectability as part of the revenue recognition process. We also evaluate a number of factors to assess collectability, including an evaluation of the creditworthiness of the customer, past payment history, and current economic conditions. If it is determined that collectability cannot be reasonably assured, we will decline shipment, request a down payment, or defer recognition of revenue until ultimate collectability is more determinable.

We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. We have a very limited history as to potential returns under the lease programs. We have continued to monitor our lease sales, and if necessary we will record a provision for returns on leased systems.

Allowance for Doubtful Accounts

While we evaluate the collectability of a sale as part of our revenue recognition process, we must also make judgments regarding the ultimate realization of our receivable balances. A considerable amount of judgment is required in assessing the realization of these receivables, including the aging of the receivables and the creditworthiness of each customer. If a customer’s financial condition should suddenly deteriorate, calling into question our ability to collect the receivable, our estimates of the realization of our receivables could be adversely affected. We might then have to record additional allowances for doubtful accounts, which could have an adverse effect on our results of operations in the period affected.

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

Some of our inventory is returned to us by our customers and refurbished. This refurbished inventory, once fully repaired and tested, is functionally equivalent to new production and is utilized to satisfy many of our requirements under our warranty and service contracts. Upon receipt of the returned material, this inventory is recorded at a discount from original cost, and further reduced by estimated future refurbishment expense. While we evaluate this service material in the same way as our stock inventory (i.e., we periodically test for obsolescence and excess), this inventory is subject to changes in demand that may not be immediately apparent. Adjustments to this service inventory, following an obsolescence or excess review, could have an adverse effect on our reported financial condition in the period when the adjustments are made. In 2003, we began to review the requirements for service inventory for discontinued products using the number of active maintenance contracts per product line as the key determinant for inventory levels and composition. A sudden decline in the number of customers renewing service agreements in a particular period could lead to an unanticipated write down of this service inventory for a particular product line.

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

These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing markets, and our ability to penetrate, compete, and successfully sell our products in these markets. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we will be able to:

•	continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings,
•	successfully develop the 3D printing market with our Dimension BST and Dimension SST products, and that the market will accept these products,
•	maintain our revenues and gross margins on our present products,
•	control our operating expenses,
•	expand our manufacturing capabilities to meet the expected demand generated by our Dimension BST and Dimension SST systems, our paid parts business, and our consumable products,
•	successfully and profitably distribute and service the Eden product line that is governed by our distributor agreement with Objet Geometries.
•	successfully commercialize polyphenylsufone (“PPSF”) and other new materials, and that the market will accept these new materials; and
•	retain and recruit employees with the necessary skills to produce, develop, market, and sell our products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalent investments are exclusively in short-term money market, auction rate certificates, and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in certificates of deposit that bear interest at fixed rates. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $150,000 for the continued maintenance of our European facility. Throughout 2004 and in the first quarter of 2005, we hedged €1,000,000 of our accounts receivable balances that were denominated in euros. We estimate a hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by between $100,000 and $300,000.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter to which this report relates, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases made by or on behalf of Stratasys or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended March 31, 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

Month #1 January 1, 2005 through January 31, 2005	—	—	—
Month #2 February 1, 2005 through February 28, 2005	—	—	—
Month #3 March 1, 2005 through March 31, 2005	26,903	$25.66	28,073	$9,284,396
Total	26,903	$25.66	28,073	$9,284,396

(1)	On March 30, 2004 we announced that our Board of Directors authorized the repurchase of up to $10 million of our common stock. This repurchase plan does not have an expiration date.

Item 6.	Exhibits

(a)	Exhibits.

10.1	Employment Agreement between Stratasys, Inc and Robert F. Gallagher. (1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

(1)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated February 11, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATASYS, INC.

Date: May 10, 2005	By:	/s/ Robert F. Gallagher

Robert F. Gallagher Chief Financial Officer (Principal Financial Officer)