Form 10-Q
period 2005-06-30
STRATASYS INC
filed 2005-08-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or
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
 Yes ☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☒  No ☐

As of August 5, 2005, the Registrant had 10,465,967 shares of common stock, $.01 par value, outstanding.

Stratasys, Inc.

i

Item 1.  Financial Statements

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$32,436,569	$20,624,845
Short-term investments	20,000,000	35,225,000
Accounts receivable, less allowance for returns and doubtful accounts of $1,462,530 in 2005 and $1,731,830 in 2004	19,174,535	14,951,350
Inventories	10,167,018	7,520,422
Net investment in sales-type leases	1,554,761	1,324,499
Prepaid expenses	2,536,841	1,756,494
Deferred income taxes	455,000	455,000
Total current assets	86,324,724	81,857,610

Property and equipment, net	10,932,828	10,043,657

Other assets
Intangible assets, net	2,886,961	2,551,581
Net investment in sales-type leases	2,557,656	2,693,830
Deferred income taxes	679,000	354,000
Long-term investments	3,314,340	720,000
Other	869,324	978,339
	10,307,281	7,297,750

	$107,564,833	$99,199,017

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$9,763,621	$6,643,620
Unearned maintenance revenue	7,968,641	7,668,362
Total current liabilities	17,732,262	14,311,982

Stockholders' equity

Common stock, $.01 par value, authorized 15,000,000 shares, issued 12,262,296 shares in 2005 and 12,211,835 shares in 2004	122,622	122,118
Capital in excess of par value	72,374,890	71,762,100
Retained earnings	25,480,162	20,193,048
Accumulated other comprehensive income (loss)	(258,600)	5,910
Less cost of treasury stock, 1,796,929 shares in 2005 and 1,770,026 shares in 2004	(7,886,503)	(7,196,141)
Total stockholders' equity	89,832,571	84,887,035

	$107,564,833	$99,199,017

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales
Product	$16,904,541	$13,694,776	$31,727,712	$26,615,948
Services	3,880,404	3,620,872	7,920,052	6,545,875
	20,784,945	17,315,648	39,647,764	33,161,823

Cost of goods sold
Product	7,466,598	5,900,967	13,764,804	11,267,076
Services	1,129,328	935,128	2,319,505	1,709,059
	8,595,926	6,836,095	16,084,309	12,976,135

Gross profit	12,189,019	10,479,553	23,563,455	20,185,688

Costs and expenses
Research and development	1,687,140	1,345,067	3,073,728	2,691,396
Selling, general and administrative	6,853,228	5,605,591	13,446,914	11,197,664
	8,540,368	6,950,658	16,520,642	13,889,060

Operating income	3,648,651	3,528,895	7,042,813	6,296,628

Other income (expense)
Interest income	438,104	124,484	815,582	236,231
Other	(342,912)	(34,980)	(311,453)	(71,013)
	95,192	89,504	504,129	165,218

Income before income taxes	3,743,843	3,618,399	7,546,942	6,461,846

Income taxes	852,681	1,226,381	2,259,828	2,164,719

Net income	$2,891,162	$2,392,018	$5,287,114	$4,297,127

Earnings per common share
Basic	$0.28	$0.23	$0.51	$0.42
Diluted	$0.27	$0.22	$0.49	$0.40

Weighted average number of common shares outstanding
Basic	10,451,351	10,331,963	10,451,374	10,301,560
Diluted	10,779,798	10,771,375	10,812,319	10,716,031

COMPREHENSIVE INCOME

Net income	$2,891,162	$2,392,018	$5,287,114	$4,297,127

Other comprehensive loss
Foreign currency translation adjustment	(202,038)	(3,897)	(264,510)	(30,206)

Comprehensive income	$2,689,124	$2,388,121	$5,022,604	$4,266,921

STRATASYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$5,287,114	$4,297,127

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	105,195	369,107
Depreciation	1,077,428	814,463
Amortization	381,525	434,950
Loss on disposal of assets	43,081	16,011
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(4,223,185)	(2,620,040)
Inventories	(3,703,665)	(1,701,810)
Net investments in sales-type leases	(94,088)	(1,100,657)
Prepaid expenses	(780,347)	1,035,916
Other assets	109,015	195,215
Accounts payable and other current liabilities	3,120,001	2,694,442
Unearned maintenance revenue	300,279	830,237

Net cash provided by operating activities	1,622,353	5,264,961

Cash flows from investing activities
Proceeds from (purchase of) investments	12,630,660	(9,982,530)
Acquisition of property and equipment	(952,611)	(3,635,033)
Payments for intangible assets	(716,905)	(636,584)

Net cash provided by (used in) investing activities	10,961,144	(14,254,147)

Cash flows from financing activities
Purchase of treasury stock	(690,362)	(25,346)
Net proceeds from exercise of stock options	183,099	542,158

Net cash provided by (used in) financing activities	(507,263)	516,812

Effect of exchange rate changes on cash	(264,510)	(30,206)

Net increase (decrease) in cash and cash equivalents	11,811,724	(8,502,580)

Cash and cash equivalents, beginning of period	20,624,845	23,744,341

Cash and cash equivalents, end of period	$32,436,569	$15,241,761

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)

Supplemental disclosures of cash flow information,
Cash paid during the period for income taxes:	$1,517,617	$7,000

Supplemental disclosures of noncash investing and financing activities:
Machinery and equipment transferred to inventory	$121,050	$1,075,666

Inventory transferred to machinery and equipment	$1,178,119	$60,108

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2004, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2 — Inventories

Inventories consisted of the following at June 30, and December 31, respectively:

	2005	2004
Raw Materials	$3,819,571	$4,057,327
Finished Goods	$6,347,447	3,463,095
Totals	$10,167,018	$7,520,422

Note 3—Material Commitments

The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $9,100,000, some of which contain non-cancellation clauses.

Note 4—Income per common share

The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the six months ended June 30, 2005 and 2004, the additional shares amounted to 360,945 and 414,471, respectively. For the three months ended June 30, 2005 and 2004, the additional shares amounted to 328,447 and 439,412, respectively.

Note 5 —Stock-based compensation

The Company has various stock-based compensation plans that have been approved by the stockholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation is reflected in the net income for the three and six months ended June 30, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company follows the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004

Net income as reported	$5,287,114	$4,297,127	2,891,162	$2,392,018
Effect of stock-based compensation accounted for under the fair value recognition provisions, net of tax	(4,320,000)	(666,000)	(288,000)	(339,250)

Pro forma net income	967,114	3,631,127	2,603,162	2,052,768

Earnings per share:
Basic, as reported	0.51	0.42	0.28	0.23
Basic, pro forma	0.09	0.35	0.25	0.20

Diluted, as reported	0.49	0.40	0.27	0.22
Diluted, pro forma	0.09	0.34	0.24	0.19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We develop, manufacture, and market a family of rapid prototyping (“RP”) devices, which include our 3D printing systems, that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design (“CAD”) workstation. In the quarter ended June 30, 2005, our revenues increased to $20,784,945, a 20% increase over the $17,315,648 that we reported in the second quarter of 2004. The number of units that we shipped in the quarter increased by approximately 25% to 351 units as compared with 281 units shipped in the second quarter of 2004. The higher shipment level was due to a continuing strong interest in our Dimension systems and strong backlog of Dimension SST systems at the beginning of the quarter. Based on industry reports, we believe that we shipped more total RP systems than any other company in the world since 2002. Revenues derived from our consumable products increased significantly in the quarter ended June 30, 2005, as compared with the quarter ended June 30, 2004. We believe that the growth rate of our consumable sales should increase in future quarters due to the significant expansion of our active installed base over the past several years.

We have continued to successfully implement our strategy to address the needs of both the high-performance RP and 3D printing ends of the market. Our sales growth in the second quarter of 2005 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace. Our strategy in 2005 will be to continue to expand our position in the 3D printing market through increased sales of Dimension BST and Dimension SST, our low-cost 3D printers. We believe that the 3D printer market demand is elastic relative to its price. We reduced the list price of the Dimension SST in February 2005 from $34,900 to $29,900 while maintaining the list price on Dimension BST at $24,900. We believe that Dimension BST at $24,900 is among the lowest priced systems in the RP market. We believe that the 3D printing market continues to represent a significant growth area and that Dimension BST and Dimension SST will continue to have a significant positive impact on our results in 2005 and beyond.

With the introduction of the Dimension SST in February 2004, we initiated a highly successful distributor program involving the reseller’s purchasing demonstration systems with extended payment terms on both the Dimension SST and Dimension BST. While the program impacted our accounts receivable days sales outstanding (DSO) during a portion of 2004, it proved an effective tool in promoting and selling our systems. Given the success of the program in 2004, we offered a similar program in February 2005. Again, this program adversely impacted our DSO in the second quarter of 2005, and we believe that it will adversely impact our DSO in the third quarter of 2005 as well. However, we believe our distributor program is an integral part of our strategy to expand the RP market.

Our strategy also includes the expansion of our position in the RP market through the growth of our high performance systems, represented principally by our Titan, Vantage, and Maxum systems as well as the Eden PolyJet systems that we distribute for another company. In the second quarter of 2005, the unit revenue growth rate of our high performance systems was 15% and the revenue growth rate was 3%.

As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. These represent recurring revenue for us. We expect that this trend will continue.

Gross profits, as a percentage of sales, declined in the second quarter of 2005 to 59% compared with 61% in the second quarter of 2004. The decline was primarily due to a shift in our product mix weighted toward our Dimension systems and the Eden PolyJet systems, which have a lower gross profit than our high end systems or consumables business. Gross profit was also adversely impacted by a 23% decline in our paid parts business in the second quarter of 2005 compared to 2004. Our paid parts business is a high gross profit business as we manufacture the machine as well as the materials used to create the parts.

Our 2005 strategy is also based on the expectation that we will expand revenues faster than our operating expenses, with the intent to improve our operating margins as compared with those recorded in 2004. While our total revenues in the second quarter of 2005 increased by 20% to $20,784,945 from $17,315,648 in 2004, our operating expenses grew by 23%, or $1,589,710, as we continue to invest in developing new products and creating market awareness. As a result, operating margins declined in the second quarter of 2005 compared with the 2004 period to approximately 18% compared with 20% in the same year-ago period due to the aforementioned decline in gross profits. We will continue to focus on our operating expenses in 2005, with the intent to improve our operating profits beyond those reported in 2004. We cannot, however, ensure that we will be successful.

In 2005, we expect that our research and development (“R&D”) expenses will track higher than comparative 2004 quarters, but should decline as a percentage of revenue. R&D projects primarily involve development of new systems and materials, better throughput, and software enhancements. The R&D group and a cross-functional team of other disciplines were responsible for also reducing the material and labor costs of the Dimension BST and Dimension SST in 2004, with further cost reductions on this platform expected in the latter part of 2005. R&D expenses in the second quarter of 2005 increased by $342,073, or 25%, to $1,687,140 representing 8.1% of sales compared with 7.8% in the second quarter of 2004.

Our balance sheet continues to be strong. As of June 30, 2005, our cash and investment position was approximately $55.7 million, with no debt. In the first six-months of 2005, our cash flow from operations amounted to more than $1.6 million. In short, we continue to have a very strong balance sheet and liquidity to fund our 2005 growth strategy.

Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Our ability to implement our strategy for 2005 is subject to numerous uncertainties, many of which are described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.” We cannot ensure that our efforts will be successful.

Results of Operations

Three months ended June 30, 2005 compared with three months ended June 30, 2004

The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the three months ended June 30,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	41.4%	39.5%
Gross profit	58.6%	60.5%
Selling, general, and administrative expenses	33.0%	32.3%
Research & development expense	8.1%	7.8%
Operating income	17.6%	20.4%
Other income	.4%	.5%
Income before taxes	18.0%	20.9%
Income taxes	4.1%	7.1%
Net income	13.9%	13.8%

Net Sales

Net sales for the three months ended June 30, 2005, were $20,784,945, compared with net sales of $17,315,648 for the three months ended June 30, 2004. This represents an increase of $3,469,297, or 20%. The number of systems sold increased by 25%. The growth in unit volume was greater than the sales increase as the growth in our Dimension systems was 26% and these have a lower average selling price than our high-end systems. Revenues from consumables increased 65% while our paid parts business declined 23% in the three months ended June 30, 2005 as compared with the same 2004 period. Consumable revenue was enhanced by the larger installed base of systems.

North American sales, which include Canada and Mexico, accounted for approximately 59% of total revenue in the three months ended June 30, 2005, as compared with approximately 63% in the three months ended June 30, 2004. Total North American sales, which include systems, services, and consumables, grew by approximately 13% as compared with international sales growth of approximately 31%. Internationally, our Asia Pacific region, which comprises Japan, China, India, and Southeast Asia countries, were extremely strong and recorded revenues that amounted to approximately 16% of total sales. Europe accounted for approximately 20% of total revenue for the three months ended June 30, 2005. High-end system sales were weak in Europe in the second quarter of 2005.

Whereas we expect to report higher revenues and profits in 2005 over the results achieved in 2004, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

Gross profit improved to $12,189,019, or 59% of sales, in the three months ended June 30, 2005, compared with $10,479,553 or 61% of sales, in the comparable period of 2004. This represents an increase of $1,709,466, or 16%. Gross profit increased due to higher revenues. As a percentage of revenues, the decline to 59% was principally due to the mix of products and services that we sold, which included a higher percentage sales of our Dimension systems and the Eden PolyJet systems that we distribute as well as a lower percentage of sales from our paid parts business.

Operating Expenses

SG&A expenses increased to $6,853,228 for the three months ended June 30, 2005, from $5,605,591 for the comparable period of 2004. This represents an increase of $1,247,637, or 22%. We incurred significant expenses in the second quarter of 2005 for promotional, marketing, and channel development activities related to all our products. Variable commissions, incentives, and travel expenses were higher in the 2005 period as a result of significantly higher revenues. Higher expenses were also incurred for additional investor relations and customer support activities.

R&D expenses increased to $1,687,140 for the three months ended June 30, 2005 from $1,345,067 for the three months ended June 30, 2004. This amounted to an increase of $342,073, or 25%. On higher revenues, R&D expenses increased as a percentage of sales to 8.1% in the three months ended June 30, 2005, from 7.8% in the 2004 period. Higher contract labor and salary and benefit expenses accounted for much of the increased costs. While we remain committed to maintaining R&D to design new products and materials, to reduce costs on existing products, and to improve the quality and reliability of all of our platforms, we have had an on-going objective to control spending levels. As such, R&D expenses for all of 2005 should increase at a lower rate than that of our revenue growth, which should have the effect of reducing R&D expenses as a percentage of revenue.

Operating Income

For the reasons cited above, our operating income for the three months ended June 30, 2005, amounted to $3,648,651, or 17.6% of sales, compared with operating income of $3,528,895, or 20.4% of sales, for the three months ended June 30, 2004. This represents an increase of $119,756, or approximately 3.4%.

Other Income

Other income netted to $95,192 in the three months ended June 30, 2005 compared with other income of $89,504 in the comparable 2004 period. Net interest income increased to $438,104 in the current three-month period, compared with $124,484 in the three-month period of 2004. The increase in interest income was primarily due to significantly higher average cash and investment balances as well as higher interest rates. In the three months ended June 30, 2005, we recognized a loss from foreign currency transactions related to the euro of approximately $246,000 which compared with a loss of $98,000 in the same period of 2004.

Income Taxes

Income tax expense amounted to $852,681, or 4.1% of sales, in the three months ended June 30, 2005, compared with $1,226,381, or 7.1% of sales, for the three months ended June 30, 2004. The effective tax rate for the second quarter of 2005 amounted to 23% compared with 34% in the prior year. The decrease in the effective tax rate resulted from a greater-than-expected annual U. S. federal income tax benefit from our foreign income and manufacturers deductions for income taxes purposes. In addition, we recognized a $325,000 benefit in the second quarter of 2005 resulting from adjustments to prior years’ tax benefits from research activities and foreign sales income.

Net Income

For the reasons cited above, our net income for the three months ended June 30, 2005, amounted to $2,891,162 or 13.9% of sales, compared with net income of $2,392,018, or 13.8% of sales, in the comparable 2004 period. This resulted in earnings per diluted common share of $.27 on 10,779,798 weighted shares outstanding in the three months ended June 30, 2005, compared with earnings per diluted common share of $.22 on 10,771,375 weighted shares outstanding for the comparable period ended June 30, 2004.

Six months ended June 30, 2005 compared with six months ended June 30, 2004

The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our statement of operations.

	For the six months ended June 30,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	40.6%	39.1%
Gross profit	59.4%	60.9%
Selling, general, and administrative expenses	33.9%	33.8%
Research & development expense	7.8%	8.1%
Operating income	17.8%	19.0%
Other income	1.2%	0.5%
Income before taxes	19.0%	19.5%
Income taxes	5.7%	6.5%
Net income	13.3%	13.0%

Net Sales

Net sales for the six months ended June 30, 2005, were $39,647,764, compared with net sales of $33,161,823 for the six months ended June 30, 2004. This represents an increase of $6,485,941, or 19.6%. Sales of the Dimension SST, Maxum and Eden systems were strong in the six-month period. We shipped 628 total systems in the first six months of 2005 as compared with 572 total systems in the comparable 2004 period, a growth rate of about 10%. Revenues from consumables increased 53% and maintenance by 22% in the six months ended June 30, 2005 as compared with the same 2004 period. The larger installed base of systems enhanced consumable and maintenance revenues.
North American sales, which include Canada and Mexico, accounted for approximately 60% of total revenue in both the six months ended June 30, 2005 and 2004. Internationally, our Asia Pacific region, which comprises Japan, China, the Far East and India, grew 20% year-over-year for the six months ended June 30, 2005 and represented approximately 20% of total sales, an increase from the 19% reported in the six months ended June 30, 2004. Sales into our European region accounted for approximately 20% of total revenue for the six months ended June 30, 2005 compared with 21% for the six months ended June 30, 2004. Systems sales to Europe were down 5% year-over-year for the six months. Whereas we expect to report higher revenues and profits in 2005 over the results achieved in 2004, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

Gross profit improved to $23,563,455, or 59.4% of sales, in the six months ended June 30, 2005, compared with $20,185,688, or 60.9% of sales, in the comparable period of 2004. This represents an increase of $3,377,767, or 16.7%. Gross profit increased due to higher revenues and control over our manufacturing overhead and direct labor expenses. The decline in gross profit as a percentage of sales to 59.4% was principally due to the mix of products that we sold, which was heavily weighted to Dimension SST and Eden systems that have lower margins than many of our other systems.

Operating Expenses

SG&A expenses increased to $13,446,914 for the three months ended June 30, 2005, from $11,197,664 for the comparable period of 2004. This represents an increase of $2,249,250, or 20.1%. We incurred higher expenses for promotional, marketing, and channel development activities in our continuing efforts to increase product awareness. Variable commissions, incentives, and travel expenses were higher in the 2005 period as a result of significantly higher revenues. We have also incurred higher medical insurance, investor relations and customer support expenses.

R&D expenses increased to $3,073,728 for the six months ended June 30, 2005 from $2,691,396 for the six months ended June 30, 2004. This amounted to an increase of $382,332, or 14.2%. On higher revenues, R&D expenses declined as a percentage of sales to 7.8% in the six months ended June 30, 2005, from 8.1% in the 2004 period. Higher salary and benefit expenses accounted for much of the increase.

Operating Income

For the reasons cited above, our operating income for the six months ended June 30, 2005, amounted to $7,042,813, or 17.8% of sales, compared with operating income of $6,296,628, or 19.0% of sales, for the six months ended June 30, 2004. This represents an increase of $746,185, or 11.9%.

Other Income

Other income netted to $504,129 in the six months ended June 30, 2005 compared with other income of $165,218 in the comparable 2004 period. Interest income increased to $815,582 in the current six-month period, compared with $236,231 in the six-month period of 2004. The increase in interest income was primarily due to significantly higher average cash balances and a rise in interest rates. In the six months ended June 30, 2005, we recognized a loss from foreign currency transactions related to the euro of approximately $331,000 compared with $185,000 in the same period of 2004.

Income Taxes

Income tax expense amounted to $2,259,828, or 5.7% of sales, in the six months ended June 30, 2005, compared with $2,164,719, or 6.5% of sales, for the six months ended June 30, 2004. The effective tax rate for the six months of 2005 amounted to 29.9%, including a discrete tax benefit of $325,000 from adjustments to the prior years research activities credit and extraterritorial income exclusion benefit. Excluding these discrete items the effective rate for the six-months ended June 30, 2005 was 34.25% compared with 33.5% in the same period of 2004.

Net Income

For the reasons cited above, our net income for the six months ended June 30, 2005, amounted to $5,287,114, or 13.3% of sales, compared with net income of $4,297,127, or 13.0% of sales, in the comparable 2004 period. This resulted in earnings per diluted common share of $.49 on 10,812,319 weighted shares outstanding in the six months ended June 30, 2005, compared with earnings per diluted common share of $.40 on 10,716,031 weighted shares outstanding for the comparable period ended June 30, 2004.

Liquidity and Capital Resources

We decreased our short-term cash, cash equivalents and investment balances to $52,436,569 at June 30, 2005, from $55,849,845 at December 31, 2004. We increased our long-term investments, consisting principally of municipal bonds, to $3,314,340 compared with $720,000 at December 31, 2004.

In the three months ended June 30, 2005, net cash provided by our operating activities amounted to $1,622,353, compared with $5,264,961 in the comparable 2004 period. The principal source of cash from our operating activities has been our net income, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories and accounts receivable, and in the 2004 period, a large reduction in our prepaid expenses. These increases are partially offset by increases in accounts payable and other accrued liabilities. Our net accounts receivable balance increased to $19,174,535 in the second quarter of 2005 from $14,951,350 as of December 31, 2004, which was principally due to an increase in net sales and some impact from our extended terms on our sales demo program. Throughout the last three years, we introduced tighter controls in our credit and collections areas. Some of our international distributors, however, have continued to carry high balances, some of which have exceeded our normal terms. As several of these international distributors have significantly improved their position with us since 2003, we believe we have made adequate allowances against these balances.

For the six months ended June 30, 2005, our inventory balances have increased to $10,167,018 from $7,520,422 at December 31, 2004. We have instituted better inventory management, but recognize that we continue to have opportunities to make considerably more improvement to reduce overall inventory and improve turns. Inventory turns have improved to 3.3 times in the quarter ended June 30, 2005, from about 3.2 times in the comparable 2004 period. The increase in inventory in the current period is principally due to expected higher future sales volume as well as a slight change in product mix in the quarter resulting in higher inventory of certain products. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations. As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory. With the introduction of these new products, older products have been discontinued. However, inventory for these discontinued products is still required to fulfill our service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

Our investing activities, which consist primarily of buying and selling auction-rate securities, provided cash of $12,630,660 compared to using cash of $9,982,530 in the six months ended June 30, 2005 and 2004, respectively. This was partially offset by fixed asset additions of $952,611 and payments for intangibles of $716,905. Much of the capital expenditures in 2005 were for equipment required by the growing components of our business, including consumable manufacturing and paid parts. Net cash used for payments of intangible assets included patents and capitalized software.

Our financing activities provided cash of $10,961,144 compared to using cash of $14,254,147 in the six months ended June 30, 2005 and 2004, respectively. In the six-months ended June 30, 2005, we used $690,362 to repurchase 26,903 shares of Company stock. This was partially offset by the receipt of $183,099 from the exercise of stock options.

For the remainder of 2005, we expect to use our cash for the following purposes:

•	the continuation of our leasing program;
•	the expansion of our paid parts business;
•	working capital;
•	improvements and upgrades to our existing manufacturing facility;
•	new product and materials development;
•	sustaining engineering;
•	the acquisition of equipment, including production equipment, tooling, and computers;
•	the purchase or development of intangible assets, including patents;
•	increased selling and marketing activities, especially as they relate to the continued Dimension market and channel development as well as the Eden market development;
•	acquisitions and/or strategic alliances; and
•	our common stock buyback program.

While we believe that the primary source of liquidity during 2005 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

As of June 30, 2005, we had gross accounts receivable of $20,637,065 less an allowance of $1,462,530 for returns and doubtful accounts. Over our history, bad debt expense has generally been small as a percentage of sales. However, at June 30, 2005, large balances were concentrated with certain international distributors and some of these balances exceed our payment terms. Default by one or more of these distributors could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to $86,324,724 at June 30, 2005, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to $17,732,262. We have no debt. We believe we have adequate resources to fund our foreseeable future growth.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the quarters ended June 30, 2005 and 2004, the net loss on foreign currency translations amounted to approximately $246,000 and $98,000, respectively. In the quarter ended June 30, 2005, we hedged approximately €1,000,000 of our accounts receivable that were denominated in euros. The hedge resulted in a currency translation gain of approximately $73,000 for that period. Effective at the end of the second quarter of 2005, we have implemented a strategy to more fully hedge our euro denominated accounts receivable position throughout the remainder of 2005. We will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

Revenue Recognition

We recognize revenue when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectability is reasonably assured. Revenue from system sales is primarily recognized at the time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Revenue from sales-type leases is recognized at the time of lessee acceptance, which follows installation. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract.

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

We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. We have limited history as to potential returns under our lease programs. We will monitor our lease sales in the future, and if necessary will record a provision for returns on leased systems.

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

Our allowance for doubtful accounts is adjusted quarterly using two methods. First, our overall reserves are based on a percentage applied to certain aged receivable categories that are predominately based on historical bad debt write-off experience. Then, we make an additional evaluation of overdue customer accounts, for which we specifically reserve. In our evaluation we use a variety of factors, such as past payment history, the current financial condition of the customer, and current economic conditions. We also evaluate our overall concentration risk, which assesses the total amount owed by each customer, regardless of its current status. Certain of our international distributors have carried large balances that have become overdue. While these distributors have paid down their balances and are still considered performing, we have either converted certain of these accounts receivable to notes receivables (some of which are collateralized) or placed distributors on payment plans that strictly limit the amount of new orders that we will honor unless they adhere to the payment plans. A default by one or more of these distributors could have a material effect, ranging from $300,000 to $800,000, on our reported operating results in the period affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalent investments are exclusively in short-term money market funds, auction rate certificates, and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in certificates of deposit that bear interest at fixed rates. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $150,000 for the continued maintenance of our European facility. Throughout 2004 and through the first six months of 2005, we hedged €1,000,000 of our accounts receivable balances that were denominated in euros. We estimate a hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by between $100,000 and $300,000.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 5, 2005. The following directors, constituting all of our directors, were elected at the meeting to serve until their respective successors are duly elected and qualified. The directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

	For Election	Withheld Authority
S. Scott Crump	9,508,376	216,296
Ralph E. Crump	9,494,226	230,446
Edward J. Fierko	9,508,086	216,586
Clifford H. Schwieter	9,508,086	216,586
Arnold J. Wasserman	9,506,472	218,200
Gregory L. Wilson	9,468,685	255,987

Item 6. Exhibits

(a) Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005
Stratasys, Inc.

	By:	/s/ Robert F. Gallagher
Robert F. Gallagher Chief Financial Officer
(Principal Financial Officer)