Form 10-Q
period 2005-09-30
STRATASYS INC
filed 2005-11-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of November 4, 2005, the Registrant had 10,326,467 shares of common stock, $.01 par value, outstanding.

Stratasys, Inc.

Table of Contents

		Page

Part I.	Financial Information

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	1

	Consolidated Statements of Operations and Comprehensive Income for the
	three and nine months ended September 30, 2005 and 2004 (unaudited)	2

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2005 and 2004 (unaudited)	3

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II.	Other Information

Item 6.	Exhibits	17

Signatures		18

i

Item 1. Financial Statements

STRATASYS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$25,463,758	$20,624,845
Short-term investments	20,000,000	35,225,000
Accounts receivable, less allowance for returns and
doubtful accounts of $1,584,909 in 2005 and $1,731,830 in 2004	18,786,293	14,951,350
Inventories	11,135,080	7,520,422
Net investment in sales-type leases	1,689,151	1,324,499
Prepaid expenses	1,585,649	1,756,494
Deferred income taxes	455,000	455,000
Total current assets	79,114,931	81,857,610

Property and equipment, net	11,573,677	10,043,657

Other assets
Intangible assets, net	3,173,088	2,551,581
Net investment in sales-type leases	2,587,771	2,693,830
Deferred income taxes	354,000	354,000
Long-term investments	7,606,298	720,000
Other	3,639,970	978,339
	17,361,127	7,297,750

	$108,049,735	$99,199,017

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$7,798,514	$6,643,620
Unearned maintenance revenue	8,243,331	7,668,362
Total current liabilities	16,041,845	14,311,982

Stockholders' equity
Common stock, $.01 par value, authorized 15,000,000
shares, issued 12,266,496 shares in 2005 and
12,211,835 shares in 2004	122,665	122,118
Capital in excess of par value	72,376,666	71,762,100
Retained earnings	27,646,344	20,193,048
Accumulated other comprehensive income (loss)	(251,282)	5,910
Less cost of treasury stock, 1,796,929 shares in 2005
and 1,770,026 shares in 2004	(7,886,503)	(7,196,141)
Total stockholders' equity	92,007,890	84,887,035

	$108,049,735	$99,199,017

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales
Product	$15,524,258	$14,231,605	$47,251,970	$40,847,553
Services	4,157,221	3,489,577	12,077,273	10,035,452
	19,681,479	17,721,182	59,329,243	50,883,005

Cost of goods sold
Product	7,486,431	6,213,106	21,251,235	17,480,183
Services	1,362,673	1,063,897	3,682,178	2,772,955
	8,849,104	7,277,003	24,933,413	20,253,138

Gross profit	10,832,375	10,444,179	34,395,830	30,629,867

Costs and expenses
Research and development	1,516,253	1,298,006	4,589,981	3,989,402
Selling, general and administrative	6,344,170	5,544,728	19,791,084	16,742,392
	7,860,423	6,842,734	24,381,065	20,731,794

Operating income	2,971,952	3,601,445	10,014,765	9,898,073

Other income (expense)
Interest income	416,339	190,888	1,231,921	427,119
Interest expense		(11,510)		(11,510)
Other	(93,718)	29,900	(405,171)	(41,113)
	322,621	209,278	826,750	374,496

Income before income taxes	3,294,573	3,810,723	10,841,515	10,272,569

Income taxes	1,128,391	1,276,592	3,388,219	3,441,311

Net income	$2,166,182	$2,534,131	$7,453,296	$6,831,258

Earnings per common share
Basic	$0.21	$0.24	$0.71	$0.66
Diluted	$0.20	$0.24	$0.69	$0.64

Weighted average number of common
shares outstanding
Basic	10,467,160	10,374,686	10,496,470	10,326,113
Diluted	10,785,292	10,752,647	10,837,344	10,726,411

COMPREHENSIVE INCOME

Net income	$2,166,182	$2,534,131	$7,453,296	$6,831,258

Other comprehensive income (loss)
Foreign currency translation adjustment	7,318	22,354	(257,192)	(7,852)

Comprehensive income	$2,173,500	$2,556,485	$7,196,104	$6,823,406

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$7,453,296	$6,831,258
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Deferred income taxes	416,006	632,959
Depreciation	1,657,518	1,265,027
Amortization	572,400	624,161
Loss on disposal of assets	43,081	16,011
Increase (decrease) in cash attributable to
changes in operating assets and liabilities:
Accounts receivable	(3,834,943)	(636,091)
Inventories	(5,418,717)	(3,302,740)
Net investments in sales-type leases	(258,593)	(1,996,767)
Prepaid expenses	170,845	671,788
Other assets	(161,631)	215,491
Accounts payable and other current liabilities	1,154,894	4,376,856
Unearned maintenance revenue	574,969	1,895,556

Net cash provided by (used in) operating activities	2,369,125	10,593,509

Cash flows from investing activities
Proceeds from (purchase of) investments	8,338,702	(98,933)
Acquisition of property and equipment	(1,426,560)	(3,203,892)
Payments for intangible and other assets	(3,693,907)	(772,998)

Net cash provided by (used in) investing activities	3,218,235	(4,075,823)

Cash flows from financing activities
Purchase of treasury stock	(690,362)	(25,346)
Payments of notes payable		(45,299)
Net proceeds from exercise of stock options	199,107	647,282

Net cash provided by (used in) financing activities	(491,255)	576,637

Effect of exchange rate changes on cash	(257,192)	(7,852)

Net increase in cash and cash equivalents	4,838,913	7,086,471

Cash and cash equivalents, beginning of period	20,624,845	14,319,341

Cash and cash equivalents, end of period	$25,463,758	$21,405,812

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)

Supplemental disclosures of cash flow information,
cash paid during the period for:
Interest	$-	$11,510

Income taxes	$2,781,955	$664,797

Supplemental disclosures of noncash investing and
financing activities:
Machinery and equipment transferred to inventory	$121,050	$171,982

Inventory transferred to machinery and equipment	$1,925,109	$1,295,259

Exchange of accounts receivable for investment in subsidiary	$-	$708,277

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1-- Basis of Presentation

The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine-- months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2004, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2-- Inventory

Inventories consisted of the following at September 30, 2005 and December 31, 2004 respectively:

	2005	2004
Raw materials	$4,584,090	$4,057,327
Finished goods	6,550,990	3,463,095
Totals	$11,135,080	$7,520,422

Note 3--Material Commitments

The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $8,500,000 some of which contain non-cancellation clauses.

Note 4--Income per common share

The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the nine months ended September 30, 2005 and 2004, the additional shares amounted to 340,874 and 400,298, respectively. For the three-months ended September 30, 2005 and 2004, the additional shares amounted to 318,132 and 377, 961, respectively.

Note 5-- Stock Based Compensation

The Company has various stock option plans that have been approved by the shareholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation is reflected in the net income for the three and nine months ended September 30, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company follows the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 :

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income as reported	$2,166,182	$2,534,131	$7,453,296	$6,831,258
Effect of stock based compensation accounted for under the fair value recognition provisions, net of tax	(288,000)	(339,250)	(4,609,000)	(1,017,750)

Pro forma net income	$1,878,182	$2.194.881	$2,844,296	$5,813,508

Earnings per share:
Basic, as reported	.21	.24	.71	.66
Basic, pro forma	.18	.21	.27	.56

Diluted, as reported	.20	.24	.69	.64
Diluted, pro forma	.17	.20	.26	.54

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We develop, manufacture, and market a family of rapid prototyping (“RP”) devices, which include our 3D printing systems, that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design (“CAD”) workstation. In the quarter ended September 30, 2005, our revenues increased to approximately $19.7 million, an 11% increase over the approximately $17.7 million that we reported in the third quarter of 2004. The number of units that we shipped in the quarter increased by approximately 24% to 306 units as compared with 246 units shipped in the third quarter of 2004. The higher shipment level was due to a continuing strong interest in our Dimension systems. Based on industry reports, we believe that we have shipped more total RP systems than any other company in the world since 2002. Revenues derived from our consumable products increased significantly in the quarter ended September 30, 2005, as compared with the quarter ended September 30, 2004. We believe that our consumable sales should increase in future quarters due to the significant expansion of our active installed base over the past several years.

We have continued to successfully implement our strategy to address the needs of both the high-performance and 3D printing ends of the market. Our sales growth in the third quarter of 2005 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace. Our strategy in for the remainder of 2005 will be to continue to expand our position in the 3D printing market through increased sales of Dimension BST and Dimension SST, our low-cost 3D printers. We strategically reduced the list price of the Dimension SST in February 2005 from $34,900 to $29,900 while maintaining list price on Dimension BST at $24,900. We believe that Dimension BST at $24,900 is among the lowest priced systems in the RP market. We believe that the 3D printing market continues to represent a significant growth area and that Dimension BST and Dimension SST will continue to have a significant positive impact on our results in 2005 and beyond.

With the introduction of the Dimension SST in February 2004, we initiated a highly successful distributor program involving the reseller’s purchasing demonstration systems with extended payment terms on both the Dimension SST and Dimension BST. While the program impacted our accounts receivable days sales outstanding (DSO) during a portion of 2004, it proved an effective tool in promoting and selling our systems. Given the success of the program in 2004, we offered a similar program in February 2005. Again, this program adversely impacted our DSO in the third quarter of 2005 as we expected. However, we believe our distributor program is an integral part of our strategy to expand the RP market.

Our strategy also includes the expansion of our position in the RP market through the growth of our high performance systems, represented principally by our Titan, Vantage, and Maxum systems as well as the Eden PolyJet systems that we distribute for another company. As we look at the high-end system mix in the quarter ended September 30, 2005 compared to the same 2004 period, we saw a shift in our product mix. Eden PolyJet increased 82% while our internally manufactured high end products revenue declined 37%. We believe this shift is driven by three main factors:

•	A growth in our backlog on manufactured high-end FDM systems from the second quarter;
•	The lack of any recent high end new FDM product introduction by the Company; and
•	Aggressive competitor pricing particularly in the European market.

As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. These represent recurring revenue for us. We expect that this trend will continue.

Gross profits, as a percentage of sales, declined in the third quarter of 2005 to 55% compared with 59% in the third quarter of 2004. The decline was primarily due to a shift in our product mix weighted toward our Dimension systems and the Eden PolyJet systems, which have a lower gross profit than our high-end systems or consumables.

Our 2005 strategy was based on the expectation that we will expand revenues faster than our operating expenses, with the intent to improve our operating margins as compared with those recorded in 2004. With the slower growth in sales during the quarter, we were unsuccessful at this strategy as we continue to invest in our future growth. This combined with the product mix and lower gross margins caused operating income to decline as a percentage of sales. We will continue to focus on our operating expenses for the remainder of 2005, with the intent to improve our future operating profits. We cannot, however, ensure that we will be successful.

During the quarter ended September 30, 2005 we announced that we received a $3.6 million grant for research and development from a Fortune 100 global manufacturing company to advance our proprietary FDM® (fused deposition modeling) technology for rapid manufacturing applications. The effort will be based around our' high-end FDM productivity systems. The agreement includes payments to us over the next four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. We expect R&D payments received will offset accelerated R&D efforts aimed at rapid manufacturing advances and do not anticipate recognizing these payments as revenue.

In August 2005, we entered into a binding purchase agreement for a building located adjacent to our corporate headquarters in Eden Prairie, Minnesota. The facility provides approximately 86,000 square feet of office and manufacturing space that will accommodate the our intermediate expansion requirements. Approximately 30,000 square feet of the building is available for immediate occupancy, with the balance of space under lease agreements that expire over the next two years. The purchase price is approximately $5 million and we expect to close on the property in the fourth quarter of 2005.

In October 2005, we announced that our board of directors has authorized us to repurchase up to $20 million of our common stock. This announcement supersedes the previous stock repurchase authorization for $10 million.

Our balance sheet continues to be strong. As of September 30, 2005, our cash and investment position was approximately $53.1 million, with no debt. In the first nine-months of 2005, our cash flow from operations amounted to more than $2.4 million. In short, we continue to have a very strong balance sheet and liquidity to fund our 2006 growth strategy.

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

Results of Operations

Net Sales

Net sales were as follows (in thousands):

	Period Ended September 30,
	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Product	$15,524	$14,232	9%	$47,252	$40,848	16%
Services	4,157	3,490	19%	12,077	10,035	20%
Net sales	$19,681	$17,721	11%	$59,329	$50,883	17%

Units sold	306	246	24%	934	821	14%

For the quarter ended September 30, 2005 compared to the same year-ago period, the growth in unit volume was greater than the sales increase as the growth in our Dimension systems units was 35% and these have a lower average selling price than our high-end systems. Revenues from consumables increased 32% while our paid parts business increased 34% in the three-months ended September 30, 2005 as compared with the same 2004 period. Consumable revenue was enhanced by the larger installed base of systems.

For the nine-months ended September 30, 2005 compared to 2004, the unit volume growth was similar to the overall product revenue growth as the mix between our high end productivity systems and Dimension systems were similar year-over-year.

North American sales, which include Canada and Mexico, accounted for approximately 65% of total revenue in the three months ended September 30, 2005, as compared with approximately 59% in the three-months ended September 30, 2004. Total North American sales, which include systems, services, and consumables, grew by approximately 22% as compared with an international sales decline of approximately 4%. For the nine-months ended September 30, 2005, North American sales accounted for approximately 62% of sales compared to 60% in the same year-ago period representing a 21% growth rate. International sales were 38% and 40% for the nine-months ended September 30, 2005 and 2004, respectively, representing a period-over-period growth rate of 10%. For both the three and nine-months ended September 30, 2005 the international growth rate has been hurt by the aforementioned decline in our high-end productivity system sales into the European market.

Whereas we expect to report higher revenues and profits in 2005 over the results achieved in 2004, declining economic conditions could adversely impact our future sales and profitability.

Gross Profit

Gross profit was as follows (in thousands):

	Period Ended September 30,
	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Product	$8,038	$8,018	0%	$26,001	$23,367	11%
Services	2,795	2,426	15%	8,395	7,262	16%
	$10,832	$10,444	4%	$34,396	$30,630	12%
Percent of sales	55.0%	58.9%		58.0%	60.2%

The decline in the gross profit percentage for both the three and nine months ended September 30, 2005 compared to the same 2004 periods is a result of a shift in our product mix. During the three-months ended September 30, 2005, a higher portion of our system sales were derived from our Dimension and PolyJet products which generate a lower gross profit percentage relative to our internally manufactured high-end productivity systems. This negative impact was somewhat offset by strong growth in our consumables revenues.

Operating Expenses

Operating expenses were as follows (in thousands):

	Period Ended September 30,
	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Research & development	$1,516	$1,298	17%	$4,590	$3,989	15%
Selling, general & administrative expenses	6,344	5,545	14%	19,791	16,742	18%
Total operating expenses	$7,860	$6,843	15%	$24,381	$20,732	18%

Operating expenses as a percent of sales:			Change			Change
Research & development	7.7%	7.3%	.4%	7.7%	7.8%	-.1%
Selling, general & administrative expenses	32.2%	31.3%	.9%	33.4%	32.9%	.5%
Total operating expenses	39.9%	38.6%	1.3%	41.1%	40.7%	.4%

Research and development expenses are growing at a similar rate for both the three and nine months ended September 30, 2005 compared to the same 2004 periods. Higher contract labor and salary and benefit expenses accounted for much of the increased costs. We remain committed to maintaining R&D to design new products and materials, to reduce costs on existing products, and to improve the quality and reliability of all of our platforms. We have had an on-going objective to control spending levels. However, we continued to invest in R&D in the quarter even though the growth in sales was not as high as anticipated. As a result, in the quarter ended September 30, 2005 compared to September 30, 2004, R&D expenses have increased at a slightly faster rate than the growth in our revenue.

For the three-months ended September 30 2005, compared to 2004, selling, general and administrative expenses have grown at a faster rate relative to sales. Irrespective of the overall growth in revenue, we have continued to invest in our Dimension sales and marketing initiatives with the anticipation of driving future growth. For the nine-month periods ended September 30, 2005 and 2004 selling, general and administrative expenses have grown faster than sales both because of the investment in Dimension sales and marketing efforts, but also because of an expansion of our sales and marketing efforts within our paid parts business.

Operating Income

Operating income was as follows (in thousands):

	Period Ended September 30,
	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Operating income	$2,972	$3,601	-17%	$10,015	$9,898	1%
			Change			Change
As a percent of sales	15.1%	20.3%	-5.2%	16.9%	19.5%	-2.6%

For the reasons cited above, particularly the change in our product mix, our operating income for the three-months ended September 30, 2005 declined relative to the same year-ago period. For the nine-months ended September 30, 2005, operating income has increased slightly due to the higher sales volume, but declined as a percentage of sales due to the change in product mix as well as our level of operating expense spending as noted above.

Other Income

Other income and expenses were as follows (in thousands):

	Period Ended September 30,
	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Other income (expense)	$323	$209	54%	$827	$374	121%

For both the three and nine month periods ended September 30, 2005 compared to the same 2004 periods, other income has grown substantially due to increases in our cash and investment balances. Not only have the cash and investment balances grown, but also the yields have increased on these investments due to rising interest rates. These gains have been somewhat offset principally by foreign exchange gain or losses associated with currency fluctuations between the US dollar and euro. In the three and nine month periods ended September 30, 2005, we recognized a loss from foreign currency transactions of approximately $72,000 and $403,000, respectively. This compares to foreign currency losses of $27,000 and $211,000 for the three and nine month periods ended September 30, 2004, respectively. Our strategy is to more fully hedge our Euro denominated accounts receivable position throughout the remainder of 2005.

Income Taxes

Income taxes were as follows (in thousands):

	Period Ended September 30,
	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Income taxes	$1,128	$1,277	-12%	$3,388	$3,441	-2%
Percent of income before taxes	34.25%	33.50%		31.25%	33.50%

The effective tax rate for the quarter ended September 30, 2005 is slightly higher than the same quarter 2004 because we benefit less from foreign sales income deductions and research and development credits as allowed under the Internal Revenue Code. The lower effective tax rate in the nine-months ended September 30, 2005 is because we recognized a $325,000 benefit in the second quarter of 2005 resulting from adjustments to prior years’ tax benefits from research activities and foreign sales income. Excluding these items the effective rate for the nine-months ended September 30, 2005 was 34.25% compared with 33.50% in the same period of 2004.

Net Income

Net income was as follows (in thousands):

	Period Ended September 30,
	Three Months		Percent	Nine Months		Percent
	2005	2004	Change	2005	2004	Change
Net income	$2,166	$2,534	-15%	$7,453	$6,831	9%

For the reasons cited above, our net income for the three months ended September 30, 2005 was lower than the same year-ago period. While net income for the nine months ended September 30, 2005 increased relative to the same 2004 period, it increased at a slower rate than overall sales growth due to the impact of the third quarter 2005 items noted above.

Liquidity and Capital Resources

We decreased our short-term cash, cash equivalents and investment balances to approximately $45.5 million at September 30, 2005, from approximately $55.8 million at December 31, 2004. We increased our long-term investments, consisting principally of municipal bonds, to $7.6 million compared to $720,000 at December 31, 2004. At September 30, 2005 total short-term cash, cash equivalents and investments were $53.1 million compared with $56.5 million at December 31, 2004.

In the three months ended September 30, 2005, net cash provided by our operating activities amounted to $2.4 million compared with $10.6 million in the comparable 2004 period. The principal source of cash from our operating activities has been our net income, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily increases in inventories and accounts receivable, and in the 2004 period, a large reduction in our prepaid expenses. These increases are partially offset by increases in the accounts payable and other accrued liabilities. Our net accounts receivable balance increased to approximately $18.8 million in the third quarter of 2005 from approximately $15 million as of December 31, 2004, which was principally due an increase in net sales and some impact from our extended terms on our sales demo program. Throughout the last three years, we introduced tighter controls in our credit and collections areas. Some of our international distributors, however, have continued to carry high balances, some of which have exceeded our normal terms. As several of these international distributors have significantly improved their position with us since 2003, we believe we have made adequate allowances against these balances.

For the quarter ended September 30, 2005, our inventory balances have increased to $11.1 million from $7.5 million at December 31, 2004. We have instituted better inventory management, but recognize that we continue to have opportunities to make considerably more improvement to reduce overall inventory and improve turns. Inventory turns have improved to 3.1 times in the quarter ended September 30, 2005, from about 2.7 times in the comparable 2004 period. The increase in inventory in the current period is principally due to approximately $2.8 million of PolyJet finished goods inventory. We distribute this product and take title to the inventory when it leaves the manufacturer’s facility. A substantial portion of this inventory was in-transit at September 30, 2005. In addition, we increased our finished goods inventory of our high-end manufactured productivity systems in anticipation of higher sales in the fourth quarter of 2005. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations. As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory. With the introduction of these new products, older products have been discontinued. However, inventory for these discontinued products is still required to fulfill our service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

Our investing activities, which consist primarily of buying and selling auction-rate securities as well as tax-free bonds, provided cash of $8.3 million compared to using cash of approximately $100,000 in the nine-months ended September 30, 2005 and 2004, respectively. This was partially offset by fixed asset additions of $1.4 million and payments for intangibles and other investments of $3.7 million. Much of the capital expenditures in 2005 were for equipment required by the growing components of our business, including consumable manufacturing and paid parts. Net cash used for payments for intangible assets and other investments included patents and capitalized software as well as a minority equity investment in another company.

Our financing activities used cash of approximately $491,000 compared to providing cash of approximately $577,000 in the nine months ended September 30, 2005 and 2004, respectively. In the nine-months ended September 30, 2005, we used approximately $690,000 to repurchase 26,903 shares of Company stock. This was partially offset by the receipt of approximately $199,000 from the exercise of stock options.

For the remainder of 2005, we expect to use our cash for the following purposes:

•	the continuation of our leasing program;
•	the expansion of our paid parts business;
•	working capital purposes;
•	improvements and upgrades to our existing manufacturing facility;
•	new product and materials development;
•	sustaining engineering;
•	the acquisition of a new manufacturing and office building;
•	the acquisition of equipment, including production equipment, tooling, and computers;
•	the purchase or development of intangible assets, including patents;
•	increased selling and marketing activities, especially as they relate to the continued Dimension market and channel development as well as the Eden market development;
•	acquisitions and/or strategic alliances; and
•	our common stock buyback program.

While we believe that the primary source of liquidity during the remainder of 2005 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4,000,000 or a defined borrowing base. To date, we have not borrowed against this credit facility.

As of September 30, 2005, we had gross accounts receivable of approximately $20.4 million less an allowance of $1.6 million for returns and doubtful accounts. Over our history, bad debt expense has generally been small as a percentage of sales. However, at September 30, 2005, large balances were concentrated with certain international distributors and some of these balances exceed our payment terms. Default by one or more of these distributors could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to approximately $79.1 million at September 30, 2005, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to approximately $16 million. We have no debt. We believe we have adequate resources to fund our foreseeable future growth.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the quarters ended September 30, 2005 and 2004, the net loss on foreign currency translations amounted to approximately $72,000 and $27,000, respectively. In the quarter ended September 30, 2005, we hedged between €2,000,000 and €2,500,000 of our accounts receivable that were denominated in euros. The hedge resulted in a currency translation loss of approximately $4,500 for that period. Starting in the third quarter of 2005, our strategy is to more fully hedge our euro denominated accounts receivable position throughout the remainder of 2005. We will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

Critical Accounting Policies

We have prepared our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required us to make estimates, judgments, and assumptions that affected the amounts we reported. Note 1 of Notes to Consolidated Financial Statements contains the significant accounting principles that we used to prepare our consolidated financial statements.

We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, if we had used different assumptions or different conditions existed, our financial condition or results of operations could have been materially different. The critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our consolidated financial statements are listed below.

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

Inventories

Our inventories are recorded at the lower of cost or market, with cost determined on a first-in, first-out basis. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. Our inventories consist of materials and products that are subject to technological obsolescence and competitive market conditions. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustments are made. Additionally, engineering or field change orders (“ECO” and “FCO”, respectively) introduced by our engineering group could suddenly create extensive obsolete and/or excess inventory. Although our engineering group considers the estimated effect that an ECO or FCO would have on our inventories, a mandated ECO or FCO could have an immediate adverse effect on our reported financial condition if they required the use of different materials in either new production or our service inventory.

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

These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing markets, and our ability to penetrate, compete, and successfully sell our products in these markets. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that we will be able to:

•	continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;
•	successfully develop the 3D printing market with our Dimension BST and Dimension SST products, and that the market will accept these products;
•	maintain our revenues and gross margins on our present products;
•	control our operating expenses;
•	expand our manufacturing capabilities to meet the expected demand generated by our Dimension BST and Dimension SST systems, our paid parts business, and our consumable products;
•	successfully and profitably distribute and service the Eden product line that is governed by our distributor agreement with Objet Geometries;
•	the success of our RedEye RPM service;
•	successfully commercialize PC ABS and other new materials, and that the market will accept these new materials; and
•	retain and recruit employees with the necessary skills to produce, develop, market, and sell our products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalent investments are exclusively in short-term money market funds, auction rate certificates, and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short and long-term investments are invested in certificates of deposit and municipal bonds that bear interest at fixed rates. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $150,000 for the continued maintenance of our European facility. Throughout 2004 and through the nine months ended 2005, we hedged between €1,000,000 and €2,500,000 of our accounts receivable balances that were denominated in euros. We estimate a hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by between $100,000 and $300,000.

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

Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that during the fiscal quarter to which this report relates, have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Date: November 8, 2005	Stratasys, Inc.

	By:	/s/ Robert F. Gallagher
Robert F. Gallagher
Chief Financial Officer