Form 10-K
period 2005-12-31
STRATASYS INC
filed 2006-03-14
CIK 915735

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005 or

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes     ☒  No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐  Yes     ☒  No

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes   ☒    No   ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

          The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2005, the last business day of the Registrant’s most recently completed second quarter, was approximately $ 319,790,598. On such date, the closing price of the Registrant’s Common Stock, as quoted on the Nasdaq National Market was $32.68.

          The Registrant had 10,127,067 shares of common stock outstanding as of March 2, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Stockholders scheduled to be held on May 17, 2006 are incorporated by reference into Part II, Item 5 and Part III of this Annual Report.

PART I

Item 1.	Business.

General Development of Business

          We are a leader in the market for office rapid prototyping (“RP”) systems, which includes three dimensional (“3D”) printing systems.  We develop, manufacture, and sell a family of RP systems, including a line of 3D printers,  all of which create physical models from computerized designs. We were incorporated in Delaware in 1989 and our executive offices are located in Eden Prairie, Minnesota. Our RP systems are based on our core patented fused deposition modeling (“FDM ®”) technology and on our patented Genisys ®  technology, which we purchased from IBM in 1994. We sold our first product, the 3D Modeler ®, commercially in April 1992 and introduced our second product, the Benchtop, in June 1993. In February 2002, we introduced Dimension®. Dimension offers ABS modeling capabilities on a desktop 3D printer platform. We believe that Dimension, when introduced at $29,900, was the lowest priced system in the RP and 3D printing markets. Other recent significant developments in our business are set forth below:

•

In September 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM® (fused deposition modeling) technology for rapid manufacturing applications. The effort will be based around our high-end FDM productivity systems.

•

In October 2005, we announced the launch of Redeye RPM™, our Internet RP parts service that builds prototypes and parts using the FDM process for customers in North America. Redeye RPM.com augments our existing Paid Parts service by employing a proprietary, secure quoting-and-ordering engine that allows automated, instant quoting and ordering around the clock, seven days a week.

•

In 2005 and the first quarter of 2006, we modified our 2003 North American Distributor Agreement with Objet Geometries Ltd. (“Objet”) to authorize us to exclusively distribute in North America two new Eden RP systems, the Eden260 and Eden500; we also modified the agreement to substitute Objet’s Eden350 and Eden350V systems for the Eden333, the original system that we were distributing.  All of the Eden systems that we distribute (the “Eden Systems”) use inkjet technology to jet ultra-fine layers of UV-cured resin to build RP models.

•

In January 2006, we reduced the list price of the Dimension SST to $24,900 and the Dimension BST to $19,900. We originally introduced the Dimension SST ™ in February 2004 and renamed our original Dimension system Dimension BST. Dimension SST incorporates all the functionality of Dimension with an enhanced soluble support removal system. This system gives users greater convenience in the design process while allowing for the creation of ABS plastic models and prototypes that involve more complex design geometries.

•

In January 2006, we announced a distribution agreement with Arcam AB to exclusively distribute their metal-based rapid manufacturing and prototyping systems in North America. In Arcam’s patented electron-beam melting (“EBM”) process, called CAD to Metal®, titanium powder is transformed into solid metal parts for either functional prototyping or end-use. The process is currently used in three main industries: aerospace, automobile, and medical implants.

•

In February 2006, we added a Vantage X to our FDM Vantage RP system product line previously known as the “triplets,” which were introduced in 2004. Prices now range from $85,000 for the base model Vantage to $195,000 for the fully equipped Vantage SE. The models are differentiated by the speed at which they build prototypes, by the size of the build envelope, by the material offerings, by additional canister bays, which allow for longer build cycles, and by price.

Description of Business

          We are a leader in the RP and 3D printing market. We develop, manufacture, market, and service a family of 3D printers and high-performance RP systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer-aided design (“CAD”) workstation. Our 3D printers and high performance RP systems can be used in office environments without expensive facility modification. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes directly from a designer’s three-dimensional CAD in a matter of hours. In addition to selling RP systems and 3D printers, we make and sell parts for RP and rapid manufacturing (“RM”) applications through our Paid Parts service based on our customers’ CAD files.

          We believe that the 3D printers and high performance RP systems using our FDM technology are the only RP systems commercially available that can produce prototypes and models from production grade plastic without relying on lasers. This affords our products a number of significant advantages over other commercially available three-dimensional rapid prototyping technologies that rely primarily on lasers to create models. Such benefits include:

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

          We also believe that the Eden Systems we distribute provide us with an additional RP technology that complements our line of systems using our core FDM technology. The Eden Systems offer fast prototype build times, with superior surface finish and resolution. Like our FDM systems, Eden Systems:

•	can be used in the office environment

•	create models with a one-step process

•	are easy to use

•	have a low acquisition price

          With the addition of the Arcam systems that we are now distributing, we are offering for the first time an RP and RM system that builds parts from metal. In Arcam’s patented EBM process, called CAD to Metal®, titanium powder is transformed into solid metal parts for either functional prototyping or end-use. The process is currently used in three main industries: aerospace, automobile, and medical implants. The electron-beam melting process is five times more efficient than competitive laser-based metal-fabrication processes. We see strong potential for Arcam’s products in North America, and we expect to help expand its installed base of systems.

          Based upon data and estimates furnished in the 2005 Wohlers Report, through 2004 we shipped approximately 28% of all RP systems since the industry’s inception in 1987, an improvement over the 24% we realized through 2002. The 2005 Wohlers Report also states that we shipped 36% of all RP systems globally in 2004.

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

          An emerging market segment for RP systems is Rapid Tooling (“RT”). Although not clearly defined today, RT is driven by added fabrication, and RP systems allow for the production of molds and fixtures directly from CAD data or indirectly by producing custom mold inserts.

          During the past three years, the largest growth segment of the RP market has been 3D printers. 3D printers are low-cost RP systems (typically under $40,000) that reside in the design/engineering office environment, allowing product development organizations quick access to a modeling system.

          We have shipped over 5,000 systems since our inception. A wide variety of design and manufacturing organizations use our systems. Current markets include:

•	Aerospace	•	Automotive

•	Consumer Products	•	Business Machines

•	Educational Institutions	•	Electronics

•	Medical Systems	•	Medical Analysis

•	Mold Making	•	Tooling

•	Rapid manufacturing of custom parts	•	Architecture

•	Heavy Equipment

Additional future applications include:

•	Architectural design	•	Secondary tooling and mold-making

•	Free-form graphic design	•	Art and animation

          Among potential medical applications, rapid prototyping is being used to produce accurate models of internal organs, bones or skulls for pre-operative evaluations or modeling of prostheses. In such uses, our RP systems serve as a peripheral device for CT and MRI devices.

Products

          3D Printers and High-Performance RP Systems

          We have been developing and improving our line of RP products since our inception in 1989. Since our first commercial product was introduced in 1992, we have enhanced and expanded our product line. We have improved both the speed and the accuracy of our FDM systems, expanded their build envelopes, introduced a number of new modeling materials and developed and introduced a low-cost 3D printer. We have also enhanced and upgraded the software that our systems use to read CAD files and build parts.

          Each of our products is based upon our patented FDM process, and our 3D printers also employ technology acquired from IBM.  Our products are sold as integrated systems, which consist of an RP machine, the software to convert the CAD designs into a machine compatible format, and modeling materials. Each of our products is compatible with an office environment and does not require an operator to be present while it is running.

          Our family of 3D printers and high-performance RP systems affords a customer’s product development team, including engineers, designers and managers, the ability to create prototypes through all stages of the development cycle. Our products meet the needs of a very demanding and diverse industrial base by offering a wide range of capability and price from which to choose. The domestic list prices of our systems range from $19,900 for Dimension BST to $250,000 for our high performance FDM Maxum. We also offer special pricing for trade-in systems and upgrades.

          Dimension is a 3D printer that allows a user to create parts in ABS plastic. ABS offers the part strength required for true form, fit and function testing. Dimension operates in the office, offering speed, ease of use and networking capabilities at a competitive price. It features our Catalyst® software, which offers a single push-button operation by automating all of the required build procedures. We introduced Dimension BST in February 2002, although commercial shipments to selected resellers commenced in December 2001. We believe that Dimension BST, at a list price of $19,900, is among the lowest-priced systems in the 3D printing market. Dimension SST, introduced in February 2004, offers users the benefits of our WaterWorks soluble support system on the Dimension platform.  It is priced at $24,900.

          The Prodigy Plus is our lowest price FDM System that incorporates our WaterWorks soluble support system and InSight Software. The patented WaterWorks process allows for the easy removal of supports from a completed prototype model by simple immersion into a water-based solution. Since support material is dissolved, resulting in a cleaned prototype, most post-processing steps required in our competitors’ systems are eliminated.  Prodigy Plus is further enhanced by the addition of our InSight software. InSight offers the customer a more flexible array of features allowing for a range of fully automatic operation to individual and customized functions for each step of the build process. With the combination of ABS, WaterWorks and InSight software, the Prodigy Plus offers the customer “hands free” operation of the entire prototype building process. The Prodigy Plus was introduced in March 2002, and we have sold it to customers in a number of industries since that time.

          The FDM Titan was introduced in 2001 and provides a unique set of features that addresses demanding customer requirements. Titan offers users the capability to model with a wide range of engineering thermoplastic materials, including polycarbonate (“PC”), ABS, PC/ABS and polyphenylsulfone (“PPSF”).  We are now in the process of enhancing Titan for use with other thermoplastic materials.  These modeling materials provide superior strength coupled with heat and chemical resistance. This combination of properties allows engineers and designers a variety of options to meet demanding industrial prototyping and design requirements. Titan has a large build envelope and uses new technology based on “look ahead” motion profiles that provide faster build speeds. The Titan also incorporates enhanced ease of use features, such as WaterWorks, the InSight software, automatic material loading and supply changeover.

          In July 2003 we introduced Vantage. Vantage, which is an extension of the Titan design platform, offers modeling capabilities in PC and ABS, and is priced lower than Titan.  In March 2004 we introduced three variations of Vantage called Triplets.  We extended this product family to four systems in February 2006 with the introduction of the Vantage X. Prices range from $85,000 for the base model Vantage to $195,000 for the Vantage SE.  Model build speed, envelope size, and variety of materials account for the price range.

          The FDM Maxum™ was released in late 2000. It incorporates MagnaDrive technology, which allows the extrusion head to float on a bed of air while being controlled through electromagnet devices. Its build envelope is among the largest in the industry, allowing users to build large parts. The Maxum also delivers a fine feature detail capability allowing customers to make prototypes of very small parts. This feature was developed in conjunction with Fuji Film Corp. of Japan. Features as small as .005” x .010” may be built, allowing for increased prototyping capabilities for the telecommunications, electrical connector and camera and photography industries.

          In September 2003 we entered into a North American Distributor Agreement with Objet Geometries Ltd. to serve as the exclusive distributor of their Eden333 RP system in the United States, Mexico and Canada. We added the Eden260 system in the first quarter of 2005, the Eden500 system in the fourth quarter of 2005 and the Eden350 and Eden350V systems in January 2006.  The Eden Systems use inkjet technology to jet ultra-fine layers of UV-cured resin to build RP prototypes.  They build prototypes rapidly with excellent surface resolution.

          In January 2006 we announced a North American Distributor Agreement with Arcam AB (“Arcam”) to serve as the exclusive distributor of their metal-based RP and RM system (the “Arcam System”) in North America.  The Arcam System, which uses a patented electron-beam melting (“EBM”) process called “CAD to Metal®,” transforms titanium powder into solid metal parts for either functional prototyping or end-use.

          We periodically discontinue manufacturing older products. We discontinued sales of the GenisysXs, FDM 8000 and Prodigy systems at various times in 2002. We discontinued sales of the FDM 2000 in 2003 and the FDM 3000 in 2004. However, we continue to support these products in the field.

          Modeling Material

          FDM technology allows the use of a greater variety of production grade plastic modeling materials than other RP technologies. We continue to develop filament modeling materials that meet our customers’ needs for increased speed, strength, accuracy, surface resolution, chemical and heat resistance, and color. These materials are processed into our patented filament form, which is then fed into the FDM systems. Our spool-based system has proven to be a significant advantage for our products over ultraviolet (“UV”) polymer systems or powder based systems, because our system allows the user to quickly change material by simply mounting the spool and feeding the desired filament into the FDM devices. Spools weigh from one pound to ten pounds, and the creation of a model may require from 0.1 pound to more than one pound of filament. The spool-based system also compares favorably with stereo lithography (“SLA”) UV polymer systems, because the spool-based system allows the customer to use it in an office environment and to purchase a single spool, as compared to an entire vat of SLA UV polymer, thereby reducing the customer’s up-front costs.

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

•	ABSi is a higher grade translucent ABS, which features greater impact strength than ABS. It can also be used in medical applications, including gamma-ray sterilization.

•	PC-ABS is a blend of polycarbonate and ABS plastic. The blend combines the strength of PC with the flexibility of ABS.

          In addition to the modeling materials, we offer a proprietary water-soluble material used for support during the build process, which is later dissolved from the finished part in systems that employ WaterWorks.  Other proprietary release materials are used for support and are removed from the final model by hand.

          The Eden Systems use a resin that is jetted onto the surface in fine particles.  Although not as durable as the thermoplastics used in our FDM systems, the resin enables the Eden Systems to produce parts with a fine surface finish and high resolution more rapidly and at lower cost.  The Arcam System uses titanium powder that is melted using the CAD to Metal process.  It produces durable metal parts that can be employed in end-use functions or as tooling.

          Each material has specific characteristics that make it appropriate for various applications. The ability to use different materials allows the user to match the material to the end use application of the prototype, whether it is a pattern for tooling, a concept model, or a functional prototype. ABS is also offered in numerous colors, including white, black, red, blue, yellow and green. We offer a program to create custom colors for unique customer needs.

          The modeling filament, resin and titanium powder used in the RP system and 3D printers that we sell are consumable products that provide us additional recurring revenue.

Operating Software

          Our high-performance RP systems and 3D printers use one of two software products that convert the three-dimensional CAD databases into the appropriate two-dimensional data formats.  The software products also provide a wide range of features, including automatic support generation, part scaling, positioning and nesting, as well as geometric editing capabilities.  The software is not sold as a stand-alone product.

          Catalyst, our entry-level software product, enables users to build prototype parts at the push of a button. It was introduced in 2000 and is used on Dimension BST and Dimension SST.

          Our InSight preprocessing software is used on the remainder of our FDM products – Prodigy Plus, Vantage, Titan and Maxum. It increases build speed and improves the design engineer’s control and efficiency over the entire build process.  It has a broad set of features that facilitate the demanding applications ranging from a single “push button” for automatic pre-processing to individual editing and manipulation tools for each process step.

          We continuously improve both products to meet the demands of our sophisticated customers. Throughput enhancements, advanced build algorithms and features are intended to keep pace with complex industrial geometric designs while saving valuable operator time.

Services

          Maintenance, Leasing, Training and Contract Engineering

          We also provide a number of services in relation to our rapid prototyping business.  We provide maintenance to our customers under our standard warranties and separate maintenance contracts.  In the United States, we  lease or rent RP systems and 3D printers under operating agreements to customers that do not desire to purchase them or enter into sales-type leases.  We offer training to our customers, particularly on our high-performance RP systems.  Finally, from time to time we offer contract engineering services to third parties in connection with the development of systems and services incorporating our proprietary technology.

          Paid Parts

          Our Paid Parts service offers both existing and potential customers the ability to purchase prototypes and parts that we make for them from CAD files that they provide to us.  In connection with the expansion of this service, we recently moved it to a dedicated facility near our corporate headquarters.  We also recently launched Redeye RPM, which enables our customers to obtain quotes for and order parts over the Internet around the clock, seven days a week.

Marketing, Distribution and Customers

          Marketing and Customers

          The focus of our marketing begins with the identification of customer needs. We feature a broad array of products that allow us to meet the precise needs of engineers, designers, educators, marketers and manufacturers. Our products range from Dimension BST, priced at $19,900, to a high-performance FDM Maxum, priced at $250,000. We currently offer eight other systems as well as the Eden Systems and the Arcam System between these price points, meeting a variety of material, size and performance criteria.

          We have sold systems to the following representative customers:

•	General Motors Corporation	•	Harley Davidson	•	Toyota

•	Intel	•	Georgia Tech	•	Nike

•	The Boeing Company	•	Xerox	•	Mitsubishi Electronics

•	University of Wisconsin - Madison	•	InFocus	•	Pioneer Speaker

•	Chrysler	•	Lockheed Martin	•	Cornell University

•	Lego	•	Lever	•	Toro

•	Honda	•	Ford Motor Company	•	Graco

•	St. Jude Medical	•	NASA	•	Medtronic-Sofamar Danek

          We have also sold systems to a small number of service bureaus  We sell complete RP and 3D printing systems as well as supplies and services.

          No customer accounted for more than 10% of sales in 2005, 2004, or 2003.

          We use a variety of tactical marketing methods to reach potential customers:

•	Web-based marketing	•	Print advertisements

•	Trade magazine articles	•	Direct mailings

•	Brochures	•	Trade show demonstrations

•	Telemarketing programs	•	Web sites

•	CD’s	•	Broadcast e-mail

•	Press releases	•	Webinars

          In addition, we have developed domestic and international on-site demonstration capabilities.

          FDM Sales Organization

          In early 2003, we consolidated our FDM sales organization by structuring sales, service, and marketing into one group. The focus of this organization is on our high-performance RP systems that feature engineering modeling materials, high quality surface finish, high accuracy and feature detail, and excellent throughput. This group markets, sells and services our Maxum, Titan, Vantage, and Prodigy Plus systems, as well as the Eden Systems and Arcam System, which we distribute.

          The FDM sales organization operates worldwide. In 2003, we increased the efficiency of our dedicated direct sales force in North America by reducing the number of regions from three to two. Both sales management and support were consolidated. Regional sales and service offices are located in Novi, Michigan and Ontario, California. We further consolidated our North American territory in 2004 by creating a single region managed by a National Sales Manager. This organization is also responsible for the sale, installation and service of the Arcam System and the Eden Systems.

          Internationally, our third-party distributors continue to sell and service our FDM systems. In 2003, new distributor relationships were established in Taiwan, China, and Latin America. Sales management and technical support were increased to support the growth of our international business. International sales and service centers are located in Frankfurt, Germany, Bologna, Italy and Bangalore, India.

          Our FDM sales organization is also responsible for marketing our Paid Parts service.  An essential objective of this operation is to increase the number of high quality FDM parts in the marketplace, which we believe will support the expansion of our system sales. Various distribution agreements have been established to accomplish the goals of this business.

          3D Printing Sales Organization

          In conjunction with the consolidation of our FDM sales organization, we also consolidated our 3D printing sales organization in 2003. A worldwide Director of Sales manages four channel managers in North America as well as our international regional managers for sales of our 3D printers.

          We use a worldwide reseller network to market, sell, and service our 3D printers. Many of our reseller outlets have Dimension BST and Dimension SST systems that are available for tradeshows, product demonstrations, and other promotional activities. As of early 2006, we had approximately 165 reseller locations worldwide. Most resellers enjoy a long-term presence in their respective territories. In addition to Dimension, most resellers sell and service a 3D solid CAD software package. Most of our North American territories contain a reseller devoted to commercial accounts as well as a different reseller devoted to the education market.

          Dimension can be found at many leading companies.  Based on estimates from the 2005 Wohlers Report, we believe that 3D printers represented approximately 67% of all RP systems sold in 2004, and that Dimension accounted for about 44% of all 3D printers shipped in 2004.

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

Warranty and Service

          We provide a 90–day warranty on our commercial systems sold domestically and a one-year warranty on domestic educational sales and systems sold internationally. In addition, we offer annual and multiple-year service and maintenance contracts for our systems.  Annual service contracts for our systems are priced from $3,000 to $36,000 per year.

Manufacturing

          Our manufacturing process consists of the assembly of purchased components and producing consumable filament to be utilized within our systems. We obtain all parts used in the manufacturing process either from distributors of standard electrical or mechanical parts or from custom fabricators of our proprietary designs. Our suppliers are measured by on-time performance and quality. We currently operate on a build-to-forecast basis.

          We purchase major component parts for our high-performance FDM and 3D printing systems from various outside suppliers, subcontractors and other sources and assemble them at our Minnesota facilities. Our production floor has been organized using demand-flow techniques (“DFT”) in order to maximize efficiency and quality. Using DFT, our production lines are balanced and as capacity constraints arise, we can avoid the requirements of relaying out our production floor. Computer-based Material Requirements Planning (“MRP”) is used for reordering to insure on-time delivery of forecasted parts. All operators and assemblers are certified and trained on up-to-date assembly and test procedures. The assembly process includes semi-automated functional tests of key subassemblies. Key functional characteristics are verified through these tests and the results are stored in a statistical database. At the completion of assembly, we perform a complete power up and final quality tests to ensure the quality of our products before shipment to customers. The complete final quality tests must be run error free before the system can be cleared for shipment. We maintain a history log on all products that show revision level configuration and a complete history during the manufacturing and test process. All issues on the system during the manufacturing process are logged and tracked and used to make continuous process improvements of our production processes. Other manufacturing strengths that are incorporated into our new designs are the commonality of designs in our different products and the Design For Manufacturability and Assembly (“DFMA”) principles. We purchase raw material plastics for our consumable filament production from various large plastic suppliers.

          We maintain an inventory of most of our necessary supplies, which facilitates the assembly of products required for production. While most components are available from multiple suppliers, certain components used in our systems and consumables are only available from single or limited sources. Should our present single or limited source suppliers become inadequate, we would be required to spend a significant amount of time and money researching alternate sources. We consider these suppliers very reliable. Although we believe we maintain adequate inventories of vendor-specific materials, the loss of a supplier of such vendor-specific materials or compounds could result in the delay in the manufacture and delivery of those materials and compounds. The delay could require us to find an alternate source, which would require us to re-qualify the product supplied by one or more new vendors. We consider our relationships with our suppliers to be good.

Research, Development and Engineering

          We believe that ongoing research, development and engineering efforts are essential to our continued success. Accordingly, our engineering development efforts will continue to focus on improvements to the FDM technology and development of new modeling processes, materials, software, user applications and products. We have devoted significant time and resources to the development of a universally compatible and user-friendly software system. We continue to standardize our product platforms, leveraging each new design so that it will result in multiple product offerings that are developed faster and at reduced expense. The FDM Vantage, Prodigy Plus, and Dimension SST products as well as the Catalyst and InSight software products are examples of this successful strategic initiative. For the years ended December 31, 2005, 2004 and 2003, our research, development and engineering expenses were approximately $6.4 million, $5.6 million and $5.0 million, respectively.

          Our filament development and production operation is located at our facilities in Eden Prairie, MN. We regard the filament formulation and manufacturing process as a trade secret and hold patent claims on filament usage in our products.

Intellectual Property

          We consider our proprietary technology to be material to the development, manufacture, and sale of our products and services and seek to protect our technology through a combination of patents and confidentiality agreements with our employees and others.  All patents and patent applications for our rapid prototyping processes and apparatuses associated with the FDM process have been assigned to us by their inventors. As part of our purchase of rapid prototyping technology assets from IBM, we were also assigned the rights and title to three patents developed by IBM, which were incorporated in our Genisys system and are used in several of our current product lines. We recorded these patents domestically and are in the process of recording them in certain foreign countries. The terms of two of these patents extend until April 12, 2011, and May 17, 2011, while the third patent has expired.  The United States patents covering our proprietary FDM technology expire at various times between 2009 and 2025.  In total, we currently own approximately 175 U.S. and international patents and patent applications. Other foreign patent applications have also been filed, including the patent applications assigned to us by IBM.

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

          We have also registered a number of Internet domain names, including the following:

•	Stratasys.com	•	Dimensionprinting.com	•	RedeyeRPM.com

•	BuildFDM.com	•	3D-fax.com	•	DimensionDirect.com

•	3Dprinter.com	•	webprototypes.com	•	prototype.com

•	Paidparts.com	•	buildup.com	•	webmodeling.com

•	Buildpolyjet.com

Backlog

          Our total backlog of system orders at December 31, 2005 was approximately $2.8 million, as compared with approximately $3.2 million at December 31, 2004. We estimate that most of our backlog will ship in the first half of 2006.

Seasonality

          Historically, our results of operations have been subject to seasonal factors.  Stronger demand for our products has occurred in our fourth quarter primarily due to our customers’ capital expenditure budget cycles and our sales compensation incentive programs.  Our first quarter has historically been our weakest quarter.  This trend has been muted recently by the successful introduction of new products coupled with demonstration programs that have granted extended payment terms to resellers and distributors of our Dimension product line.

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

          Certain of our competitors may have greater financial and marketing resources than we have.  Based on data and estimates presented in the 2005 Wohlers Report, in 2004 we shipped more units than any other company in the RP industry, and that we were the second largest in terms of revenue.  We estimate that we recorded approximately 36% of total units shipped in the industry in 2004.  We believe that this trend continued in 2005 as well.

Employees

          As of March 1, 2006, we had 312 full-time employees and 13 subcontractors or temporary employees. While we have separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and we have not experienced any work stoppages. We believe our employee relations are good.

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

Financial Information About Operations In the United States and Other Countries

          The information required by this item is incorporated by reference to our Financial Statements included elsewhere in this report. (See Part IV, Item 15, Note 14.)

Item 1A. Risk Factors

          Many of the factors that affect our business and operations involve risk and uncertainty. The following describes the principal risks affecting us and our business. Additional risks and uncertainties, not presently known to us or currently deemed material, could negatively impact our results of operations or financial condition in the future.

We may not be able to introduce new RP systems and 3D printing systems and materials acceptable to the market or to improve the technology and software used in our current systems.

          Our ability to compete in the RP and 3D printing market depends, in large part, on our success in enhancing our existing product lines and in developing new products. Even if we successfully enhance existing systems or create new systems, it is likely that new systems and technologies that we develop will eventually supplant our enhanced systems or our competitors will create systems that will replace ours. The RP industry is subject to rapid and substantial innovation and technological change. We may not successfully enhance existing systems and materials or develop new systems or materials, and any of our products may be rendered obsolete or uneconomical by our or others’ technological advances.

If the 3D printing market does not continue to accept our systems, our revenues may stagnate or decline.

          We derive a substantial portion of our sales from the sale of 3-D printers. If the market for 3-D printers declines or if competitors introduce products that compete successfully against ours, we may not be able to sustain the sales of those products. If that happens, our revenues may not increase and could decline.

If we are unable to maintain revenues and gross margins from sales of our existing products, our profitability will be adversely affected.

          Our current strategy is to attempt to reduce the prices of our RP systems and 3D printers to expand the market and improve sales.  In conjunction with that strategy, we are constantly seeking to reduce or direct manufacturing costs as well.  Our engineering and selling, general and administrative expenses, however, generally do not vary substantially in relation to our sales. Accordingly, if our strategy is successful and we increase our revenues while maintaining our gross margins, our operating profits generally will increase faster as a percentage of revenues than the percentage increase in revenues. Conversely, if our revenues or gross margins decline, our operating profits generally will decline faster than the decline in revenues or gross margins. Therefore, declines in our revenues may lead to disproportionate reductions in our operating profits.

If other manufacturers were to successfully develop and market consumables for use in our RP systems, our revenues and profits could be adversely affected.

          We presently sell substantially all of the consumables that our customers use in our RP systems.  However, even though we attempt to protect against replication of our consumables through patents and trade secrets and we provide that our warranties are valid only if customers use consumables that we certify, it is possible that other manufacturers could develop consumables that could be used successfully in our RP systems.  If our customers were to purchase consumables from our competitors, we would lose some of our sales and would be forced to reduce prices, which would impair our overall revenue and profitability.

If we fail to grow our Paid Parts service as anticipated, our net sales and profitability will be adversely affected.

          We are attempting to grow our Paid Parts service substantially.  To this end, we have made significant infrastructure, technological and sales and marketing investments.  These investments include a dedicated facility, a substantial number of our FDM systems used exclusively for Paid Parts, and the development and launch of our new Redeye RPM service, which enables customers to obtain quotes for and order parts over the Internet.  If our Paid Parts service does not generate the level of sales required to support our investment, our net sales and profitability will be adversely affected.

Termination of our North American Distributor Agreements with Objet or Arcam would adversely affect our sales and profitability.

          We have invested significant resources in sales and marketing of the Eden Systems that we distribute for Objet and the EDM Systems that we distribute for Arcam in North America.  Sales of the Eden Systems and related consumables and maintenance contracts contributed to our sales growth in 2005, and we expect that such sales along with sales of the EDM System will continue to contribute to sales growth in 2006.  The termination of either of our agreements to distribute those systems and related products and services would have an adverse effect on our sales and earnings.

A loss of a significant number of our international distributors or North American resellers would impair our ability to sell our products and services and could result in a reduction of sales and net income.

          We sell all of our products internationally through distributors, and we sell our 3D printers in North America through resellers.  We rely heavily on these distributors and resellers to sell our products to end users in their respective geographic regions.  If a significant number of those distributors or resellers were to terminate their relationship with us or otherwise fail or refuse to sell our products, we may not be able to find replacements that are as qualified or as successful in selling our products.  If we are unable to find qualified and successful replacements, our sales will suffer, which would have a material adverse effect on our net income.

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

          Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property.  We rely primarily on patents, trademarks and trade secrets, as well as non-disclosure agreements and other methods, to protect our proprietary technologies and processes.  Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes.  We cannot assure you that any of our existing or future patents will not be challenged, invalidated or circumvented.  As such, any rights granted under these patents may not provide us with meaningful protection.  We may not be able to obtain foreign patents or pending applications corresponding to our U.S. patent applications.  Even if foreign patents are granted, effective enforcement in foreign countries may not be available.  If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours.  Our competitors may also be able to develop similar technology independently or design around our patents.  Any of the foregoing events would lead to increased competition and lower revenue or gross margins, which would adversely affect our net income.

If our intangible assets become impaired, we may be required to record a significant charge to earnings.

          As of December 31, 2005, the net book value of our intangible assets was approximately $4.4 million. Accounting rules require us to take a charge against our earnings to the extent that any of these intangible assets are impaired.  Accordingly, invalidation of our patents, trademarks or other intellectual property or the impairment of other intangible assets due to litigation, obsolescence, competitive factors or other reasons could result in a material charge against our earnings and have a material adverse effect on our results of operations.

We operate a global business that exposes us to additional risks.

          Our sales outside of the United States accounted for approximately 43% of our consolidated net sales in 2005.  We continue to expand into foreign markets.  The future growth and profitability of our foreign market is subject to a variety of risks and uncertainties.  Any of the following factors could adversely affect our sales to from customers located outside of the United States:

•	Relative strength of the US dollar against foreign currencies could make our products more expensive and would reduce our profit margins on sales to foreign customers.

•	If we are unable to protect our intellectual property in foreign countries, competitors could use it to compete against us, adversely affecting our sales and profits.

•	Political or economic instability in regions where we sell our products could reduce or eliminate sales to customers located in those regions.

•	Seasonal fluctuations in business activity in certain countries could result in significant fluctuations in sales from quarter to quarter.

•	Changes in export controls and tariffs could make it more difficult for us to sell our products outside of the United States.

Our operating results and financial condition may fluctuate.

          Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control.  If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline.  Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in accounting rules, such as those requiring the recording of expenses for employee stock options and other stock-based compensation expense commencing in the first quarter of 2006;

•	changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses;

•	changes in the amount we spend to promote our products and services;

•	changes in the cost of satisfying our warranty obligations and servicing our installed base of systems;

•	delays between our expenditures to develop and market new or enhanced systems and consumables and the generation of sales from those products;

•	development of new competitive systems by others;

•	the mix of high-performance RP systems, 3D printers, and Eden and Arcam Systems that we sell during any period;

•	the geographic distribution of our sales;

•	our responses to price competition;

•	market acceptance of our products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand; and

•	our level of research and development activities.

          Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of future performance.

Changes in accounting treatment of stock-based awards will adversely affect our reported results of operations.

          In December 2004, the Financial Accounting Standards Board (“FASB”), issued a Statement of Financial Accounting Standards No. 123® (“SFAS 123R”), “Share Based Payment,” which is a revision to SFAS No. 123.  SFAS 123R requires all share-based payments to employees, including grants to employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted disclosure-only method as an alternative to financial statement recognition.  Effective January 1, 2006, we adopted SFAS 123R.

          The adoption of SFAS 123R fair value method will have a significant impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings.  Previously, these amounts were only required to be disclosed within the footnotes to our consolidated financial statements and had no impact on our reported net income.  Using the Black-Scholes method of valuing stock options, the amount of compensation expense that we expect to recognize for share-based awards unvested and outstanding as of December 31, 2005 is approximately $1.7 million for 2006, $1.6 million for 2007, and $.4 million for 2008.

Default in payment by one or more international distributors or North American resellers that have large account receivable balances could adversely impact our results of operations and financial condition.

          Certain international distributors and North American resellers carry high account receivable balances, some of which exceed our normal payment terms. Many of these distributors and resellers are small, thinly capitalized companies that rely upon sales of our products to cover their operating expenses.  Default by one or more of these distributors or resellers would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

If we are unable to retain our key operating personnel and attract additional skilled operating personnel, our development of new products will be delayed and our personnel costs will increase.

          Our growth plans require us to retain key employees in, and to hire additional skilled employees for, our operating departments, such as engineering and computer programming, to enhance existing products and develop new products. Our inability to retain and hire key engineers and other employees could have the effect of delaying our development and introduction of new products, which would adversely affect our revenues.  In addition, a possible shortage of such personnel in the Minneapolis region could require us to pay more to retain and hire such employees, thereby increasing our costs.

Our common stock price has been and may continue to be highly volatile.

          In the preceding 12 months, our common stock has traded at prices ranging between $19.73 and $37.50. Investors may have difficulty selling our common stock following periods of volatility, because of the market’s adverse reaction to such volatility. Factors that we believe have caused or may cause this volatility include, among other things:

•	actual or anticipated variations in quarterly or annual operating results;

•	our announcements of the issuance of patents or other technological innovations;

•	our announcements of new products;

•	our competitors’ announcements of new products;

•	changes in financial estimates by securities analysts;

•	the employment and termination of key personnel; and

sales or repurchases of our common stock  Many of these factors are beyond our control. These factors may materially adversely affect the market price of our common stock, regardless of our operating performance.

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports.  Section 404 also requires our independent registered public accounting firm to attest to, and to report on, management’s assessment of our internal controls over financial reporting.

          Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving Stratasys have been, or will be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, our controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

          Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2005, we cannot assure you that our independent registered accounting firm will not identify a material weakness in our internal controls in the future.  A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective.  If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

          The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations.

          We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 1B.	Unresolved Staff Comments

          Not applicable.

Item 2.	Properties.

          Our executive offices and production facilities presently comprise approximately 215,000 available square feet in four buildings in Eden Prairie, Minnesota, near Minneapolis. We occupy a 27,856 square foot facility under a lease that expires on July 31, 2007. Current monthly base rent on this facility is $13,398, which will increase in August 2006 to $14,519. This facility is used for R&D, administrative, marketing, and sales activities.

          On August 1, 2001, we purchased our Eden Prairie manufacturing facility and land for approximately $3.0 million. The facility consists of 62,100 square feet, and is used for machine assembly, inventory storage, operations, sales support, and administration.

          In March 2004, we purchased an additional 42,500 square foot manufacturing facility for approximately $1.2 million. The facility is located near our manufacturing facility in Eden Prairie, Minnesota, and is used for our Paid Parts service.

          In November 2005, we purchased an additional 86,000 square foot manufacturing facility for approximately $5.1 million. The facility is across from our manufacturing facility in Eden Prairie, Minnesota. We expect it to accommodate our intermediate expansion requirements.  We occupied approximately 36,000 square feet of the building in January 2006, with the balance of space under lease agreements that expire over the next two years.

          We have two North American sales offices. We occupy 2,659 square feet of space in Novi, Michigan, a Detroit suburb. Base monthly rent under this lease is approximately $2,400 and expires in July 2010. We also occupy 2,504 square feet of space in Ontario, California. Monthly base rent on this facility is approximately $3,900 and expires in August 2006.  We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at these facilities.

          We have three international sales and service offices under lease. Our German subsidiary leases 4,360 square feet of space in Frankfurt, Germany with a base rent of €5,700. This facility is on a month to month lease. We are currently looking for additional space. Our Italian subsidiary leases 1,300 square feet in Bologna, Italy for a base rent of €1,800 per month. This lease expires December 2010. We have a 2,500 square foot sales office in Bangalore, India for a base rent of US$1,000 per month that expires in May 2008.

Item 3.	Legal Proceedings.

          On October 28, 2004, 3D Systems, Inc. filed an action captioned 3D Systems, Inc. v. Stratasys, Inc. and Objet Geometries Ltd. in the United States District Court for the District of New Jersey, alleging that certain Polyjet products that we distribute on behalf of Objet infringe 3D Systems’ patent rights. 3D Systems was seeking unspecified damages and an injunction against the sale of the allegedly infringing products. Under our North American Distributor Agreement with Objet, Objet was obligated to defend the action on our behalf and to indemnify us against any damages arising from the action. However, we participated in the defense at our own cost as permitted in the Distributor Agreement. In August 2005, the case was settled. Under the terms of the settlement agreement, 3D Systems, Objet and Stratasys waived all claims for damages with respect to their pending litigation. In addition, 3D Systems and Objet licensed various patents relating to 3-D printing to each other.
Except as described above, we are not a party to any pending legal or administrative proceeding, and our property is not subject to any such proceeding, other than actions arising in the ordinary course of our business, which we believe are not material.

Item 4.	Submission of Matters to a Vote of Stockholders.

          No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market For Common Equity and Related Stockholder Matters.

Market Information

          Our common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System National Market (“Nasdaq”) under the symbol SSYS and is traded on The Pacific Exchange Inc. under the symbol SAS.

          The following table sets forth the high and low closing sale prices of our common stock for each quarter from January 1, 2004 through the fiscal year ended December 31, 2005 reported on the Nasdaq National Market system.

	High	Low

	Closing Sale Prices ($)

Fiscal Year Ended December 31, 2004
January 1, 2004 – March 31, 2004	30.12	16.30
April 1, 2004 – June 30, 2004	28.68	19.05
July 1, 2004 – September 30, 2004	31.74	21.66
October 1, 2004 – December 31, 2004	36.23	28.40
Fiscal Year Ended December 31, 2005
January 1, 2005 – March 31, 2005	37.50	28.70
April 1, 2005 – June 30, 2005	34.30	24.52
July 1, 2005 – September 30, 2005	36.08	26.57
October 1, 2005 – December 31, 2005	30.04	19.73

          There were approximately 98 record and 5,565 beneficial stockholders of our common stock as of February 27, 2006.

Dividends

          We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. We intend to retain earnings, if any, to support the growth of our business.

Shares Issuable Under Equity Compensation Plans

          Information regarding our equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 17, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

Month #1 (October 2005)	—	—	—	$20,000,000
Month #2 (November 2005)	371,400	$23.77	371,400	$11,176,000
Month #3 (December 2005)	3,200	$25.04	374,600	$11,095,000
Total	374,600	$23.90	374,600	$11,095,000

          On October 27, 2005, our Board of Directors authorized us to purchase up to $20 million of our outstanding shares of common stock, which superseded a prior $10 million authorization.  We repurchased shares in the fourth quarter of 2005 pursuant to that authorization.  As of December 31, 2005, we had remaining authorization of approximately $11.1 million for future share repurchases.

Item 6.	Selected Consolidated Financial Data.

          The selected consolidated financial data as of and for the five-year period ended December 31, 2005, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2005, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In Thousands, Except Per Share Amounts)
Statement of Operations Data:
Net sales	$82,844	$70,329	$50,890	$39,808	$37,572
Gross profit	47,525	42,330	32,782	24,366	23,001
Selling, general and administrative expenses	27,014	23,692	18,993	16,065	14,598
Research and development	6,354	5,640	5,047	4,688	4,915
Operating income	14,157	12,998	8,742	3,613	3,488
Net income	10,603	9,129	6,156	3,111	2,513
Net income per basic share	$1.01	$0.88	$0.68	$0.39	$0.31
Weighted average basic shares outstanding	10,528	10,350	9,051	8,005	8,193
Net income per diluted share	$0.99	$0.85	$0.64	$0.37	$0.31
Weighted average diluted shares outstanding	10,745	10,726	9,679	8,392	8,239
Balance Sheet Data:
Working capital	$47,524	$67,546	$60,856	$23,741	$21,594
Total assets	104,680	99,199	84,100	43,600	41,951
Long term debt (less current portion)	—	—	—	2,157	2,216
Stockholders’ equity	86,269	84,877	73,896	32,766	31,303

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of our business and results of operations.  It should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.  All amounts in the following discussions are stated in thousands, except employees, share and per share data, prices for systems, or unless otherwise indicated.

General

          We develop, manufacture, and market a family of rapid prototyping (“RP”) devices, which includes our 3D printing systems, that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design (“CAD”) workstation.  In 2005, our sales grew by more than 18% on a 19% increase in the number of units shipped, as compared with the levels reported in 2004.

          Our strategy in 2005 was to continue expanding our market position in the 3D printing market through increased sales of Dimension BST, our low-cost 3D printer, and the Dimension SST, which we introduced in 2004. In February 2005, we reduced the price of our Dimension SST to $29,900 from $34,900. We also substantially reduced our production costs of our Dimension systems in the fourth quarter of 2005.  In 2005, the unit growth rate of Dimension was 22%, which contributed to a 13.5% increase in revenues from this product line as compared with 2004.

According to the 2005 Wohlers Report (“Wohlers”), we shipped more 3D printers than other company in the world in 2004, and based on our results in 2005, we believe that we have continued that trend in 2005.  Our 2005 strategy also included the expansion of our position in the RP market through the growth of our installed base of  high performance systems, represented by our Titan, Vantage, Prodigy Plus and Maxum systems, coupled with Eden260, Eden333 and Eden500 systems that we distributed for Objet Geometries Ltd. in North America.  In 2005, unit growth of these high-performance RP products amounted to 5%, and sales growth was 1%. Unit and sales growth were both primarily attributable to the sales of the Eden Systems. We remain fully committed to our historic core RP business.  We expect growth rates for our high-performance systems will continue to be slower than the growth of the 3D printing systems, but that sale of these high-performance systems will be very profitable. We believe distribution of the Eden Systems and the Arcam System will contribute to our top-line growth, but will be made at a lower gross profit. We also believe that new opportunities in rapid manufacturing, rapid tooling, and expansion of traditional rapid prototyping applications will be the impetus for this growth.

          During the quarter ended September 30, 2005 we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM® (fused deposition modeling) technology for rapid manufacturing applications. The effort will be based around our high-end FDM productivity systems. The agreement includes payments to us over the next four years as we achieve R&D milestones as well as payments that are dependent upon future deliverables. We expect R&D payments received will offset accelerated R&D efforts aimed at rapid manufacturing advances and do not anticipate recognizing these payments as revenue.

          Total net unit shipments in 2005 amounted to 1,297 systems compared with the 1,094 net units shipped in 2004. Based on data derived from Wohlers, we believe we shipped more total systems than any other company in the world in 2004 and that this will also be the case for 2005. Our growth was derived from a number of industries, including automotive, consumer products, electronics, general manufacturing, educational, government, and aerospace.

          In 2005, we continued to invest in establishing our Paid Parts service of producing parts for customers. We believe this is a fragmented market dominated by small companies generating less than $1 million in annual sales.  Sales from our Paid Parts service have been volatile quarter to quarter as we work to identify the most effective ways of reaching customers. In the fall of 2005, we launched Redeye RPM ™  as an Internet site allowing customers to obtain instant quotes and then order their parts over the Internet via the submission of a standard 3D CAD file. Year-over-year sales of what we term “Paid Parts” increased by 32%. As customers continue to increase their volume of parts ordered, we are often successful in selling them systems to produce their own parts.

          As our installed base of systems has increased, we have derived an increasing amount of revenue from sales of consumables, maintenance contracts, and other services.  These represent recurring revenue for us.  In 2005, total non-system revenue increased by 34%, due principally to growth in our consumable, service, and Paid Parts businesses.

          In 2006, we will have to make significant investments in fixed assets, process improvements, information technology (“I/T”), head count additions, and human resource development activities that will be required for future growth. We anticipate that our total expenses will increase in 2006 over the amounts reported in 2005, but that our revenue growth will exceed that of our expenses.  This should allow for increased operating profits in 2006 as compared with 2005.  Our expense levels are based in part on our expectations of future sales. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated sales, fluctuations in sales in a particular period could adversely impact our operating results. Whereas our backlog as of December 31, 2005, was $2.8 million, it would not be sufficient to meet our budgeted sales targets should new system orders in 2006 decline.

          Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new RP and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers.  Our ability to implement our strategy for 2006 is subject to numerous uncertainties, many of which are described under “Risk Factors,” above, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.”  We cannot ensure that our efforts will be successful.

Results of Operations

Twelve months ended December 31, 2005 compared with twelve months ended December 31, 2004

          The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated.  All items are included in or derived from our consolidated statement of operations.

	For the twelve months ended December 31,

	2005	2004

Net sales	100.0%	100.0%
Cost of sales	42.6%	39.8%
Gross profit	57.4%	60.2%
Selling, general, and administrative	32.6%	33.7%
Research & development	7.7%	8.0%
Operating income	17.1%	18.5%
Other income (expenses)	1.3%	1.2%
Income before taxes	18.4%	19.7%
Income taxes	5.6%	6.7%
Net income	12.8%	13.0%

Net Sales

          Net sales of our products and services for 2005 and 2004 and changes in net sales were as follows:

	2005	2004	Year-over- Year Change

Products	$66,179	$56,833	16.4%
Services	16,665	13,496	23.5%

Net sales	$82,844	$70,329	17.8%

          The primary drivers of the year-over-year growth in product sales were:

•	43% increase in consumable sales

•	14% increase from Dimension system sales

•	89% increase in Eden Systems sales

          As we increase our installed base of systems in the field, we continue to see excellent growth in consumables. Sales of our low-cost Dimension BST and Dimension SST are increasing due to increased market awareness and promotion. Sales of the Dimension SST benefited from a price decrease from $34,500 to $29,900 in February 2005. The Eden Systems we distribute saw excellent sales growth with the introduction of a new, larger Eden500 system.

          Service revenues predominately consist of the following components:  maintenance, Paid Parts, contract engineering services, and rentals. Our maintenance business saw year-over-year revenue growth of 20%. We attribute this to a high maintenance renewal rate on our RP systems and 3D printers, as well as the increase in our installed base of active systems in the field. We saw a 32% increase in our relatively new Paid Parts service as we continued to invest in reaching customers through trade shows, direct mailings and our new Redeye RPM ™  website allowing customers to order their parts over the Internet.

          Net sales and the percentage of net sales by region for 2005 and 2004, as well as the percentage change were as follows:

	2005		2004		Year-over- Year Change

North America	$50,595	61%	$40,308	57%	25.5%
Europe	17,296	21%	16,489	24%	4.9%
Asia Pacific	14,176	17%	12,622	18%	12.3%
Other	777	1%	910	1%	-14.6%

Total	$82,844	100%	$70,329	100%	17.8%

North American sales benefited from:
•	Our strong Dimension reseller network
•	Sales of Eden Systems, which we distribute only in North America
•	Growth in our Paid Parts service which is presently focused almost exclusively on North America.

          We saw relative weakness in the European market during 2005, particularly in the second and third quarters of 2005, with a slight recovery in the fourth quarter. We believe the weakness was due to weakening economic conditions as well as increased competitive pricing. These factors were somewhat offset by additions to our European reseller network for our Dimension products. We saw reasonable growth in Asia Pacific due to our increasing installed base of systems and increased effectiveness in our Dimension reseller network.

          We believe that sales into our North American region will remain strong throughout 2006, and that Europe will somewhat improve from the results reported in 2005.   However, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

          Gross profit and gross profit as a percentage of sales for our products and services for 2005 and 2004, as well as the percentage changes in gross profit were as follows:

	2005		2004

		Percent to Relative Sales		Percent to Relative Sales	Year-over- Year Change

Products	$36,053	54.5%	$32,722	57.6%	10.2%
Services	11,472	68.8%	9,608	71.2%	19.4%

Gross profit	$47,525	57.4%	$42,330	60.2%	12.3%

Product gross profit declined, as a percentage of product sales, due to an increased component of Eden Systems and related consumables in the overall mix. The products that we distribute carry a significantly lower margin than our proprietary systems and consumables, which we manufacture.  Service gross profit declined as a percentage of sales due to a larger component of sales from our Paid Parts service, which presently carries a somewhat lower margin.

Operating Expenses

          Operating expenses and operating expense as a percentage of sales for 2005 and 2004, as well as the percentage change in operating expenses were as follows:

	2005		2004
					Year-over- Year Change
		% of Sales		% of Sales

Selling, general & adminsitrative	$27,014	32.6%	$23,692	33.7%	14.0%
Research and deveopment	6,354	7.7%	5,640	8.0%	12.7%

Total operating expenses	$33,368	40.3%	$29,332	41.7%	13.8%

          Selling, general and administrative expenses declined as a percentage of sales as we successfully obtained some operating leverage on the higher sales volume. In 2005, we invested significantly in advertising our 3D printers in order to increase awareness in the market. We also invested in adding the position of a Chief Operating Officer, expanding our executive officer positions from two to three.

          Research and development increased by 12.7% over the previous year as we remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms.  Increases were primarily the result of increases in engineering headcounts partially offset by an increase in internally capitalized software. As we continue our commitment to R&D into 2006, we expect to report higher R&D expense increases in 2006 than we have incurred in the last several years.  However, the increases should still be lower than our revenue growth, which should have the effect of reducing R&D expenses as a percentage of revenue.

Operating Income

          Operating income and operating income as a percentage of sales for 2005 and 2004, as well as the percentage change in operating income were as follows:

	2005		2004
					Year-over-Year Change
		% of Sales		% of Sales

Operating income	$14,157	17.1%	$12,998	18.5%	8.9%

          Operating income increased due to the higher overall sales volume. However, operating income declined as a percentage of sales primarily due to slower growth of our high-end proprietary RP systems as compared with growth in sales of our 3D printers and distributed products.

Other Income (Expenses)

          Other income (expenses) for 2005 and 2004 and changes in other income (expenses) were as follows:

	2005	2004	Year-over- Year Change

Interest income	$1,616	$727	122%
Foreign currency translation	(484)	(26)	1762%
Other	(7)	149	-105%

Total	$1,125	$850	32%

          Interest income increased due to higher average cash and investment balances throughout the year compared with 2004. Also, we benefited from increases in the average yield on cash and investments due to increasing interest rates.

          We incurred foreign currency translation losses because we sell primarily in euros throughout most of Europe. Consequently, we have euro denominated receivables that we mark to the current exchange rate at the end of each month. As the euro has declined compared to the US dollar throughout most of 2005, we had written down the carrying value of these receivables to reflect the changes in the exchange rate. Each month we enter into 30-day forward contracts to offset a portion of the impact in exchange rates.  At December 31, 2005 we had approximately €3.9 million net in euro-denominated receivables and a €4.0 million 30-day forward contract.

Income Taxes

          Income taxes and income taxes as a percent of net income before taxes for 2005 and 2004, as well as the percentage change were as follows:

	2005	2004	Year over Year Change

Income taxes	$4,680	$4,718	-1%

As a percent of income before income taxes	30.6%	34.1%

          The effective tax rate was lower in 2005 for three primary reasons:

•	2.1% discrete tax benefit from the resolution of adjustments to prior years’ research activities credit and extraterritorial income exclusion benefit
•	1.1% benefit from nontaxable interest income from municipal bonds and nontaxable Auction Rate Certificates (ARCs).
•	1.0% benefit from utilization of research and development credits from our increased activities

          These benefits were somewhat offset by a 1.1% higher effective state income taxes rate, net of the federal benefit and other items.

Net Income

          Net income and net income as a percent of sales for 2005 and 2004, as well as the percentage change in net income were as follows:

	2005		2004
					Year-over- Year Change
		% of Sales		% of Sales

Net income	$10,603	12.8%	$9,129	13.0%	16.1%

          For the reasons cited above, our net income for the twelve months ended December 31, 2005 was at a similar percent of sales as in the year ended December 31, 2004.

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

Liquidity and Capital Resources

          A summary of our statement of cash flows for the three years ended December 31, 2005 is as follows:

	2005	2004	2003

Net income	$10,602	$9,129	$6,156
Depreciation and amortization	3,060	2,687	2,534
Change in working capital assets	(5,537)	5,885	(4,200)
Net cash provided by operating activities	8,125	17,701	4,490
Net cash used in investing activities	(6,273)	(23,323)	(26,326)
Net cash provided by (used) in financing activities	(9,329)	731	30,306
Effect of exchange rate changes on cash	(147)	(28)	(15)
Net increase (decrease) in cash and equivalents	(7,624)	(4,919)	8,455
Cash and equivalents, beginning of year	17,730	22,649	14,194

Cash and equivalents, end of year	$10,106	$17,730	$22,649

          The net cash provided by our operating activities over the past three years has amounted to approximately $30.3 million, principally derived from $25.9 million in net income, plus $8.3 million in depreciation and amortization, less $3.9 million attributable to changes in net working capital and other items.

          In 2005, the principal source of cash from our operating activities was our net income, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories and accounts receivable. Our net accounts receivable balances increased to $20.0 million in 2005 from $15.0 million in 2004 and were $15.8 million 2003, principally due to higher sales in the second half of 2005. Some of our international distributors have continued to carry high balances, some of which have exceeded our normal terms.  These delays in payment have adversely impacted our days sales outstanding (“DSO”).  DSO’s have increased from 78 days in 2004 to 88 days in 2005.

          For the years ended December 31, 2005, 2004, and 2003, our inventory balances have amounted to $10.9 million, $7.5 million, and $6.4 million, respectively. The increase in 2005 over 2004 was principally due to additional inventory of Eden Systems due to long lead times. We take title to the inventory when it leaves the manufacturer in Israel. In addition, we increased our inventory of 3D printers in anticipation of demand in 2006. We have instituted better inventory management, but recognize that we have opportunities to make considerably more improvement to reduce overall inventory and improve turns. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations.  As we have introduced new products over the past few years, there are more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory.  With the introduction of these new products, older products are discontinued but certain inventory is still required to fulfill our service contracts.  Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

          Investments in sales-type leases used cash of $1.1 million in 2005, $2.7 million in 2004 and $1.3 million in 2003.  In mid-2003 we introduced a leasing program that was principally designed for the Dimension.   The program successfully enabled us to offer an attractive leasing solution to more than 40 accounts.  In 2004, we expanded it to include customers interested in our high-performance systems. We intend to continue to use this leasing program in 2006.

          For the years ended December 31, 2005, 2004, and 2003 accounts payable and other current accrued liabilities provided cash of $3.0 million, $.8 million and $.8 million respectively. These liabilities have grown as our overall business has grown over the years. In 2005, the increase is related to increases in inventory and our current income tax liability.

          Unearned revenue, principally due to maintenance contracts or implied maintenance, provided cash of $1.4 million in 2005, $2.4 million in 2004 and $.8 million in 2003.  This was principally due to the larger number of maintenance contracts and increased implied maintenance due to higher sales and a larger installed base of systems.

          Our investing activities used cash of $6.2 million, $23.3 million, and $26.3 million in the twelve months ended December 31, 2005, 2004, and 2003, respectively. In 2005, proceeds from investments, net of payments, provided cash of approximately $7.5 million, whereas we used cash to purchase net investments of approximately $15.4 million in 2004 as we changed our investment strategy to include more items not considered cash equivalents.

At December 31, 2005, our investments included:

•	$20 million in tax-free Auction Rate Certificates, which re-price approximately every 30 days;
•	approximately $10.9 million in municipal government bonds maturing between January 2007 and September 2008; and
•	approximately $0.4 million in certificates of deposit.

          Property and equipment acquisitions totaled $9.8 million, $7.1 million, and $2.3 million in 2005, 2004, and 2003, respectively. In the fall of 2005, we purchased a building for approximately $5.1 million in order to accommodate our growth needs over the next several years. Most of the remaining capital expenditures in 2005 were for equipment required by the fastest growing components of our business, including 3D printers, consumable manufacturing, and Paid Parts service. In March 2004, due to the anticipated growth requirements for consumable manufacturing and Paid Parts service, we purchased a 40,000 sq. ft. building near our current manufacturing facility for approximately $1.2 million, and subsequently spent approximately $0.5 million for building improvements.  Over the three-year period ended December 31, 2005, our other principal capital expenditures were for manufacturing or engineering development equipment, tooling, and leasehold improvements, and for the acquisition of computer systems and software applications.  Payments for intangible assets, including patents and capitalized software, amounted to $4.1 million, $0.9 million and $0.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

          Our 2005 financing activity included the repurchase of 401,503 shares of common stock for approximately $9.6 million representing an average price of $23.90 per share. The 2005 financing activity also includes $0.3 million in proceeds from the exercise of 75,370 stock options. Proceeds from the exercise of 174,515 stock options and 9,000 warrants provided cash of $.8 million in 2004, compared with proceeds from the exercise of 717,375 stock options which provided cash of $3.1 million in 2003. In 2003, net proceeds from the sale of 1,500,000 shares of our common stock provided cash of $29.4 million.  In conjunction with this transaction, we issued warrants to purchase 225,000 shares of our common stock.   We paid off the mortgage in our manufacturing facility in 2003, which used cash of $2.2 million.

For 2006, we expect to use our cash as follows;
•	for improvements to our facilities;
•	for the continuation of our leasing program;
•	for working capital purposes;
•	for information systems (“I/S”) and infrastructure enhancements;
•	for new product and materials development;
•	for sustaining engineering;
•	for the acquisition of equipment, including production equipment, tooling, and computers;
•	for the purchase of intangible assets, including patents;
•	for increased selling and marketing activities, especially as they relate to the continued market and channel development as well as Eden and Arcam market development;
•	for acquisitions and/or strategic alliances; and
•	for our common stock buyback program.

          While we believe that the primary source of liquidity during 2006 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base.  To date, we have not borrowed against this credit facility.

          At December 31, 2005, large balances were concentrated with certain international distributors and North American resellers, and some of these balances exceed our payment terms.  Default by one or more of these distributors or customers could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions.   While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.  For further information, see the section below captioned “Critical Accounting Policies.”

          Our total current assets amounted to $65.9 million at December 31, 2005, the majority of which consisted of cash and cash equivalents, investments, inventories and accounts receivable.  Total current liabilities amounted to $18.4 million. We have no debt.  We estimate that we will spend approximately between $6 and $8 million in 2006 for property and equipment. As of December 31, 2005, we estimate that material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending December 31, 2006, amounts to approximately $12.3 million. In addition, we have future commitments for leased facilities.   We intend to finance these purchases from existing cash or from cash flows from operations.    The future contractual cash obligations related tot he commitments are as follows:

Year ending December 31,	Facilities	Inventory	Total

2006	$269,000	12,300,000	$12,569,000
2007	171,000		171,000
2008	62,000		62,000
2009	57,000		57,000
2010	45,000		45,000

	$604,000	12,300,000	$12,904,000

Inflation

          We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

          We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar.  In the year ended December 31, 2005, the loss from foreign currency translations amounted to approximately $.5 million, whereas in the comparable 2004 period we reported losses from foreign currency translations of approximately $0.03 million.  In the year ended December 31, 2005, we hedged between €1.0 and €4.0 million of our accounts receivable that were denominated in euros. The hedge resulted in a currency exchange gain of approximately $.2 million for this period.  We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2006, and will continue to monitor our exposure to currency fluctuations.  Instruments to hedge our risks may include foreign currency forward, swap, and option contracts.  These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations.  We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars.  Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

Revenue Recognition

          We recognize revenue, consistent with SAB 104 and EITF 00-21, when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectibility is reasonably assured.   Our standard terms are FOB shipping point, and as such most of our revenue from system sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance.  In these instances, revenues would be recognized only upon satisfying the conditions established by the customer in its purchase order to us.  Revenue from sales-type leases of our FDM systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases of our Dimension systems is recognized at time of shipment, since either the customer or the reseller performs the installation.  We recognize revenue from sales-type leases at the net present value of future lease payments.  Revenue from operating leases is recognized ratably over the lease period. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year.  On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the fair value of the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract.  This has had the effect of deferring, as of December 31, 2005, approximately $2.2 million of revenue that will be recognized in future periods.

          We assess collectibility as part of the revenue recognition process.  We evaluate a number of factors to assess collectibility, including an evaluation of the credit worthiness of the customer, past payment history, and current economic conditions.  If it is determined that collectibility cannot be reasonably assured, we would decline shipment, request a down payment, or defer recognition of revenue until ultimate collectibility is more determinable.     We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded.  This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers.  If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns.  We have little history as to potential returns under our lease programs.  We will monitor our lease sales in the future, and if necessary will record a provision for returns on leased systems.  As of December 31, 2005, our allowance for returns was $0.1 million, a slight decrease from the balance as of December 31, 2004.

Allowance for Doubtful Accounts

          While we evaluate the collectibility of a sale as part of our revenue recognition process, we must also make judgments regarding the ultimate realization of our accounts receivable.  A considerable amount of judgment is required in assessing the realization of these receivables, including the aging of the receivables and the creditworthiness of each customer.    We may not be able to accurately and timely predict changes to a customer’s financial condition. If a customer’s financial condition should suddenly deteriorate, calling into question our ability to collect the receivable, our estimates of the realization of our receivables could be adversely affected.  We might then have to record additional allowances for doubtful accounts, which could have an adverse effect on our results of operations in the period affected.

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

          Certain of our international distributors have carried large balances that have become overdue.  Most of these distributors have continued to pay down their balances and are still considered performing.  A default by one or more of these distributors could have a material effect, ranging from $.2 million to $1.0 million, on our reported operating results in the period affected.  As of December 31, 2005 and 2004, our allowance for doubtful accounts amounted to $1.5 million.

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

          Some of our inventory is returned to us by our customers and refurbished.  This refurbished inventory, once fully repaired and tested, is functionally equivalent to new production and is utilized to satisfy many of our requirements under our warranty and service contracts.  Upon receipt of the returned material, this inventory is recorded at a discount from original cost, and further reduced by estimated future refurbishment expense.  While we evaluate this service material in the same way as our stock inventory (i.e., we periodically test for obsolescence and excess), this inventory is subject to changing demand that may not be immediately apparent. Adjustments to this service inventory, following an obsolescence or excess review, could have an adverse effect on our reported financial condition in the period when the adjustments are made. We review the requirements for service inventory for discontinued products using the number of active maintenance contracts per product line as the key determinant for inventory levels and composition.  A sudden decline in the number of customers renewing service agreements in a particular period could lead to an unanticipated write down of this service inventory for a particular product line.

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

          These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets.  They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability.  The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors” above. These forward-looking statements are based on assumptions, among others, that we will be able to:

•	continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

•	successfully develop the 3D printing market with our Dimension BST and Dimension SST systems, and that the market will accept these systems;

•	maintain our revenues and gross margins on our present products;

•	control our operating expenses;

•	expand our manufacturing capabilities to meet the expected demand generated by Dimension BST, Dimension SST, Paid Parts, and our consumable products;

•	successfully and profitably distribute and service the Eden and Arcam systems;

•	successfully commercialize new materials, and that the market will accept these new materials; and

•	recruit, retain, and develop employees with the necessary skills to produce, create, commercialize, market, and sell our products.

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

Interest Rate Risk

          Our cash and cash equivalent investments are exclusively in short-term money market, auction rate certificates, and sweep instruments with maturities of less than 90 days.  These are subject to limited interest rate risk.  A 10% change in interest rates would not have a material effect on our financial condition or results of operations.  Our short- and long-term investments are invested in Auction Rate Certificates (ARCs), municipal government bonds, and certificates of deposit that bear interest at rates of 3.1% to 5.5%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

          We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $0.3 million for the continued maintenance of our European facility.  Throughout 2005 we hedged between  €1.0 million and  €4.0 million of our accounts receivable balances that were denominated in euros.  A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by between $0.4 million and $0.5 million.

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

          Internal Control over Financial Reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Our management has prepared an annual report on internal control over financial reporting.  Management’s report, together with the related attestation report of Rothstein, Kass & Company, P.C., our independent registered public accounting firm, are included in this Annual Report on Form    10-K on pages F-1 and  F-2 to F-4 of the consolidated financial statements.

Item 9B.	Other Information.

          Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 17, 2006.

Item 11.	Executive Compensation.

          Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 17, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

          Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 17, 2006.

Item 13.	Certain Relationships and Related Transactions.

          Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 17, 2006.

Item 14.	Principal Accountants Fees and Services.

          Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 17, 2006.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2005 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the specified criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent registered public accounting firm, Rothstein, Kass & Company, P.C., as stated in their report at pages F-3 and F-4 herein.

/s/ S. SCOTT CRUMP	/s/ ROBERT F.GALLAGHER

S. Scott Crump	Robert F. Gallagher
Chief Executive Officer	Chief Financial Officer
February 3, 2006	February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stratasys, Inc.

We have audited the accompanying consolidated balance sheets of Stratasys, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratasys, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s  internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 3, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Schedule II – Valuation and Qualifying Accounts and Reserves.  In our opinion, this financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stratasys, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, under Item 9A, that Stratasys, Inc. and Subsidiaries (collectively the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Stratasys, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated February 3, 2006 expressed an unqualified opinion.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 3, 2006

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$10,105,199	$17,729,845
Short-term investments	20,000,000	38,120,000
Accounts receivable, less allowance for returns and doubtful accounts of $1,584,149 and $1,731,830 in 2005 and 2004, respectively	20,019,177	14,951,350
Inventories	10,887,198	7,520,422
Net investment in sales-type leases	2,036,386	1,324,499
Prepaid expenses	2,289,173	1,756,494
Deferred income taxes	597,000	455,000

Total current assets	65,934,133	81,857,610

Property and equipment, net	17,294,575	10,043,657

Other assets
Intangible assets, net	4,380,193	2,551,581
Net investment in sales-type leases	3,143,157	2,693,830
Deferred income taxes	392,000	354,000
Long-term investments	11,297,550	720,000
Other	2,237,985	978,339

	21,450,885	7,297,750

Total assets	$104,679,593	$99,199,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$9,545,265	$6,643,620
Unearned revenues	8,865,253	7,668,362

Total current liabilities	18,410,518	14,311,982

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value, authorized 15,000,000 shares; issued and outstanding 12,287,205 shares and 12,211,835 shares in 2005 and 2004, respectively	122,872	122,118
Capital in excess of par value	72,465,952	71,762,100
Retained earnings	30,795,945	20,193,048
Accumulated other comprehensive income (loss)	(324,599)	5,910
Less cost of treasury stock, 2,171,529 and 1,770,026 shares in 2005 and 2004, respectively	(16,791,095)	(7,196,141)

Total stockholders’ equity	86,269,075	84,887,035

Total liabilities and stockholders’ equity	$104,679,593	$99,199,017

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2005	2004	2003

Net sales
Product	$66,178,670	$56,832,959	$40,346,107
Services	16,665,634	13,495,546	10,543,754

	82,844,304	70,328,505	50,889,861

Cost of sales
Product	30,125,996	24,110,537	15,738,265
Services	5,193,253	3,888,239	2,369,315

	35,319,249	27,998,776	18,107,580

Gross profit	47,525,055	42,329,729	32,782,281

Costs and expenses
Research and development	6,353,877	5,640,216	5,047,207
Selling, general and administrative	27,013,718	23,692,008	18,992,636

	33,367,595	29,332,224	24,039,843

Operating income	14,157,460	12,997,505	8,742,438

Other income (expense)
Interest income	1,616,851	726,558	231,040
Interest expense			(123,924)
Foreign currency translation	(484,352)	(26,102)	342,877
Other	(7,062)	149,034	(47,618)

	1,125,437	849,490	402,375

Income before income taxes	15,282,897	13,846,995	9,144,813
Income taxes	4,680,000	4,717,849	2,989,299

Net income	$10,602,897	$9,129,146	$6,155,514

Net income per common share
Basic	$1.01	$0.88	$0.68

Diluted	$0.99	$0.85	$0.64

Weighted average common shares outstanding
Basic	10,527,807	10,350,043	9,050,668

Diluted	10,744,583	10,725,901	9,679,435

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004, and 2003

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Comprehensive Income

	Common Stock

	Shares	Amount

Balances, January 1, 2003	9,777,300	$97,773	$34,992,822	$4,908,388	$(61,979)	$(7,170,795)	$32,766,209
Exercise of stock options and warrants	751,020	7,510	3,078,818				3,086,328
Income tax reductions relating to exercise of stock options			2,429,322				2,429,322
Sale of common stock	1,500,000	15,000	29,423,131				29,438,131
Net income				6,155,514			6,155,514	$6,155,514
Other comprehensive income, cumulative translation adjustment					20,705		20,705	20,705

Total comprehensive income								$6,176,219

Balances, December 31, 2003	12,028,320	120,283	69,924,093	11,063,902	(41,274)	(7,170,795)	73,896,209
Exercise of stock options and warrants, net of issuance expenses	183,515	1,835	754,415				756,250
Income tax reductions relating to exercise of stock options			1,083,592				1,083,592
Purchase of 1,170 shares of treasury stock						(25,346)	(25,346)
Net income				9,129,146			9,129,146	$9,129,146
Other comprehensive income, cumulative translation adjustment					47,184		47,184	47,184

Total comprehensive income								$9,176,330

Balances, December 31, 2004	12,211,835	122,118	71,762,100	20,193,048	5,910	(7,196,141)	84,887,035
Exercise of stock options, net of issuance expenses	75,370	754	265,453				266,207
Income tax reductions relating to exercise of stock options			438,399				438,399
Purchase of 401,503 shares of treasury stock						(9,594,954)	(9,594,954)
Net income				10,602,897			10,602,897	$10,602,897
Other comprehensive loss, cumulative translation adjustment					(330,509)		(330,509)	(330,509)

Total comprehensive income								$10,272,388

Balances, December 31, 2005	12,287,205	$122,872	$72,465,952	$30,795,945	$(324,599)	$(16,791,095)	$86,269,075

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2005	2004	2003

Cash flows from operating activities
Net income	$10,602,897	$9,129,146	$6,155,514
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	258,399	2,544,592	2,459,322
Depreciation	2,274,551	1,876,608	1,614,466
Amortization	785,239	810,472	919,277
Loss on disposal of property and equipment	43,081	227,473	17,877
Loss on write-off of intangible assets	45,847	27,626	53,894
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(5,396,948)	591,495	(5,147,644)
Inventories	(3,426,039)	797,496	222,759
Net investment in sales-type leases	(1,161,214)	(2,731,755)	(1,286,574)
Prepaid expenses	(546,975)	1,153,711	(1,889,019)
Other assets	269,495	61,464	(242,025)
Accounts payable and other current liabilities	2,960,595	833,539	822,956
Unearned revenues	1,415,841	2,379,343	789,681

Net cash provided by operating activities	8,124,769	17,701,210	4,490,484

Cash flows from investing activities
Proceeds from sale of investments	38,120,000	8,285,000
Payments for investments	(30,577,550)	(23,655,000)	(23,470,000)
Acquisition of property and equipment	(9,756,217)	(7,060,076)	(2,339,561)
Payments for intangible and other assets	(4,059,698)	(893,086)	(516,363)

Net cash used in investing activities	(6,273,465)	(23,323,162)	(26,325,924)

Cash flows from financing activities
Payments of mortgage payable			(2,218,362)
Proceeds from sale of common stock			29,438,131
Proceeds from exercise of stock options and warrants	266,207	756,250	3,086,328
Purchases of treasury stock	(9,594,954)	(25,346)

Net cash provided by (used in) financing activities	(9,328,747)	730,904	30,306,097

Effect of exchange rate changes on cash	(147,203)	(28,448)	(14,906)

Net increase (decrease) in cash and cash equivalents	(7,624,646)	(4,919,496)	8,455,751
Cash and cash equivalents, beginning of year	17,729,845	22,649,341	14,193,590

Cash and cash equivalents, end of year	$10,105,199	$17,729,845	$22,649,341

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2005	2004	2003

Supplemental disclosures of cash flow information, cash paid during the year for:
Interest	$—	$—	$137,390

Income taxes	$2,754,721	$1,491,617	$1,151,005

Supplemental disclosure of noncash investing activities, inventory transferred from machinery and equipment	$148,901	$236,690	$108,971

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Stratasys, Inc. and its wholly and majority owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents.  At December 31, 2005 cash equivalents consisted of money markets accounts, certificates of deposit and tax-free government bonds aggregating approximately $8,757,000.  At December 31, 2004 cash equivalents consisted of money market accounts aggregating approximately $15,989,000.  As of December 31, 2005 and 2004, and at various times during the years, balances of cash at financial institutions exceeded the federally insured limit.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

Short-term and Long-term Investments

Short-term and long-term investments consist of Auction Rate Certificates (“ARC”), tax-free government bonds and certificates of deposit with maturities ranging from January 2006 through September 2008 at December 31, 2005 and from April 2005 through September 2008 at December 31, 2004.

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

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies (continued)

Impairment of Long-Lived Assets

The Company adheres to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets.  A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets ranging from 2 to 30 years. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Intangible Assets

Intangible assets are capitalized and amortized over their estimated useful or economic lives using the straight-line method in conformity with SFAS No. 142, “Goodwill and Other Intangible Assets” as follows:

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

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies (continued)

Unearned Maintenance Revenues

The Company services and supports customers by providing warranties and selling maintenance agreements for its products.  Unearned maintenance revenues are comprised of purchased maintenance agreements, covering future periods, and deferred implied maintenance, as discussed in the Warranty Policy and Methodology footnote. Implied maintenance is recognized as earned maintenance revenue in equal installments over the extended nine-month warranty period (months 4 through 12).  The purchased maintenance is deferred in whole and amortized over the period of coverage ranging from one to two years.

Revenue Recognition

The Company derives revenue from sales of rapid prototyping (“RP”) systems, consumables, and services.  The Company recognizes revenue when (1) persuasive evidence of a final agreement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured.  The Company’s standard terms are FOB shipping point, and as such most of the revenue from the sale of RP machines and consumables is recognized when shipped.   Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance.  In these instances, revenues would be recognized only upon satisfying the conditions established by the customer as contained in its purchase order to the Company.  Revenue from sales-type leases for the Company’s FDM systems is recognized at the time of lessee acceptance, which follows installation.  Revenue from sales-type leases for the Company’s Dimension systems is recognized at the time of shipment, since either the customer or the reseller performs the installation.  The Company recognizes revenue from sales-type leases at the net present value of future lease payments.  Revenue from operating leases is recognized ratably over the lease period.

Service revenue is derived from sales of maintenance contracts, installation services, and training.  Service revenue from maintenance contracts is recognized ratably over the term of the contract, typically one to two years. On certain sales that require a one-year warranty, rather than the standard 90-day warranty, the extended warranty is treated for revenue recognition purposes as a maintenance agreement.  The fair value of this maintenance agreement is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. Installation service revenues are recognized upon completion of the installation.  Training revenues are recognized upon completion of the training.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” when two or more product offerings are contained in a single arrangement, revenue is allocated between the elements based on their relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting.  An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately.  In the absence of fair value for a delivered element, revenue is allocated first to the fair value of the undelivered elements and then the residual revenue is allocated to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until all undelivered elements have been fulfilled.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies (continued)

Revenue Recognition (continued)

Revenues from training and installation are unbundled and are recognized after the services have been performed. Both of these services are optional to the customer.  The majority of the Company’s products are sold through distribution channels, with training and installation services offered by the resellers or distributors.  For the Dimension product neither installation nor training is offered.  Consistent with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104 “Revision of Topic 13: Revenue Recognition in Financial Statements”, the equipment the Company manufactures and sells is subject to factory testing that should replicate the conditions under which the customers intend to use the equipment.  All of the systems are sold subject to published specifications, and all systems sales involve standard models.

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

The Company also records a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of the Company’s customers. If past trends were to change, the Company would potentially have to increase or decrease the amount of the provision for these returns.  The Company has a limited history as to potential returns under the lease programs. The Company has continued to monitor its lease sales, and if necessary will record a provision for returns on leased systems.  As of December 31, 2005, the allowance for returns was $100,850 as compared with $223,313 as of December 31, 2004.

Derivative Financial Instruments

The Company uses derivatives primarily to hedge its exposure to changes in foreign currency exchange rates between the US dollar and the Euro. The Company is exposed to fluctuations in foreign currency cash flows related primarily to third party purchases. Forward contracts of generally one-month duration are used to hedge some of these risks and any ineffectiveness is recognized in earnings in the period deemed ineffective. At December 31, 2005 and 2004, the Company had forward contracts (in Euros) of  €4 million and €1 million, respectively.

Advertising

Advertising costs are charged to operations as incurred and were approximately $3,396,000, $1,675,000, and $1,105,000 for 2005, 2004 and 2003, respectively.

Research and Development Costs

The Company complies with SFAS No. 2,  “Accounting for Research and Development Costs.”  Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred.

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

Common Stock

In November 2003, the Board of Directors of the Company approved a three-for-two stock split in the form of a stock dividend, to all stockholders of record on November 20, 2003.  The Company’s shares began trading post split effective December 22, 2003.  All transactions and disclosures in the consolidated financial statements, related to the Company’s common stock, have been adjusted to reflect the effects of the stock split.

Earnings  Per Share

The Company complies with SFAS No. 128, “Earnings Per Share.”  SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented.  Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.  The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. The additional shares amounted to 216,776, 375,858 and 628,767 in 2005, 2004 and 2003, respectively.

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

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies (continued)

Stock-Based Compensation (continued)

Had compensation cost for the Company’s five stock option plans been determined based on the fair value at the grant or issue date in 2005, 2004 and 2003 and consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003

Net income, as reported	$10,602,897	$9,129,146	$6,155,514
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effect	(6,858,000)	(2,526,000)	(854,000)

Net income, pro forma	$3,744,897	$6,603,146	$5,301,514

Income per share:
Basic income per share - as reported	$1.01	$0.88	$0.68

Diluted income per share - as reported	$0.99	$0.85	$0.64

Basic income per share - pro forma	$0.36	$0.64	$0.59

Diluted income per share - pro forma	$0.35	$0.62	$0.55

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

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components.  SFAS No. 130 requires the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies (continued)

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised).”  SFAS No. 123(R) supersedes APB No. 25 and its related implementation guidance.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  The Company will prospectively adopt SFAS No. 123(R) effective January 1, 2006. Based on stock options outstanding at December 31, 2005, the Company estimates SFAS No. 123(R) will require the Company to record approximately $1.7 million in additional compensation expense for the year ended December 31, 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154).  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are required to adopt the provisions of SFAS No. 154 until June 1, 2006, although earlier adoption is permitted.  We are currently evaluating the provisions of SFAS No. 154.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies (continued)

Reclassifications

Certain 2004 and 2003 balances have been reclassified to conform to the 2005 presentation.

2. Inventories

Inventories consist of the following at December 31:

	2005	2004

Finished goods	$4,268,544	$4,057,327
Raw materials	6,618,654	3,463,095

	$10,887,198	$7,520,422

3. Net investment in sales-type leases

In 2003, the Company began leasing certain of its systems under agreements accounted for as sales-type leases. Included in revenues for the years ended December 31, 2005, 2004 and 2003 are approximately $1,546,000, $2,115,000 and $1,366,000, respectively, of revenues related to sales-type leases. These non-cancelable leases expire over the next two to four years.

The following lists the components of the net investment in sales-type leases as of December 31, 2005 and 2004:

	2005	2004

Net minimum lease payments receivable	$5,540,157	$4,238,313
Less unearned interest income	(360,614)	(219,984)

Net investment in sales-type leases	$5,179,543	$4,018,329

Sales-type leases consist of:
Net investment in sales-type leases - short term	$2,036,386	$1,324,499
Net investment in sales-type leases - long term	3,143,157	2,693,830

Net investment in sales-type leases, as above	$5,179,543	$4,018,329

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Net investment in sales-type leases (continued)

Future minimum lease payments due from customers under sales-type leases as of December 31, 2005 are as follows:

Year ending December 31,

2006	$2,224,850
2007	1,851,126
2008	1,090,916
2009	373,265

$5,540,157

The interest income for sales-type leases amounted to approximately $152,000, $56,000, and $4,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

4. Property and equipment

Property and equipment consists of the following at December 31:

	2005	2004

Machinery and equipment	$12,734,234	$9,445,945
Building and improvements	6,582,651	3,195,495
Land and improvements	2,989,069	1,065,393
Computer equipment and software	5,581,026	4,750,906
Office equipment	1,238,521	1,113,849
Leasehold improvements	2,034,239	1,977,033

	31,159,740	21,548,621
Accumulated depreciation and amortization	13,865,165	11,504,964

	$17,294,575	$10,043,657

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible assets

Intangible assets consist of the following at December 31:

	2005		2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

RPS technology	$4,118,732	$2,759,562	$3,018,732	$2,450,705
Capitalized software development costs	5,559,937	3,866,921	4,322,803	3,640,877
Patents	2,268,527	1,121,998	2,022,917	919,304
Trademarks	261,778	80,300	231,693	33,678

	12,208,974	$7,828,781	9,596,145	$7,044,564

Accumulated amortization	7,828,781		7,044,564

	$4,380,193		$2,551,581

Aggregate amortization expense	$785,239		$810,472

For the years ended December 31, 2005, 2004 and 2003, amortization of capitalized software development costs charged to operations was $226,044, $330,733 and $473,926, respectively.

Estimated amortization expense, for all intangible assets, for the five years subsequent to December 31, 2005 is approximately as follows:

Year ending December 31,

2006	$930,000
2007	833,000
2008	773,000
2009	495,000
2010	436,000

6. Line of credit

The Company has an available line of credit from a financial institution for the lesser of $4,000,000 or a defined borrowing base. The credit line bears interest at defined rates based upon two different indexes and expires in June 2007.  No amounts were outstanding at December 31, 2005 and 2004.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31:

	2005	2004

Trade	$4,320,061	$1,895,923
Compensation, commissions and related benefits	2,917,196	3,074,894
Reserve for warranty expenses	237,855	190,645
Income taxes	931,735
Other	1,138,418	1,482,158

	$9,545,265	$6,643,620

8. Unearned revenues

Unearned revenues consist of the following at December 31:

	2005	2004

Maintenance contracts	$5,784,006	$5,082,488
Implied maintenance contracts	2,228,558	1,818,870
Other	852,689	767,004

	$8,865,253	$7,668,362

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income taxes

The components of the Company’s deferred tax assets (liabilities) at December 31, 2005 and 2004 are as follows:

	2005	2004

Depreciation	$(468,000)	$(595,000)
Allowance for doubtful accounts	495,000	424,000
Inventory reserves	413,000
Deferred maintenance revenue	210,000
Amortization	237,000	219,000
Reserve for warranty expenses	89,000	71,000
Reserve for sales returns, net	38,000	83,000
Unrealized gain on foreign currency	(25,000)	(123,000)
Federal minimum tax credit carryforwards		156,000
Other		22,000
Research and development tax credit carryforwards		552,000

	$989,000	$809,000

Income (loss) before income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

United States	$14,929,335	$13,885,542	$9,030,998
Foreign	353,562	(38,547)	113,815

	$15,282,897	$13,846,995	$9,144,813

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income taxes (continued)

The components of income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Current
Federal	$3,747,815	$1,924,173	$396,432
State	560,185	165,167	75,488
Foreign	113,246	83,917	58,057

	4,421,246	2,173,257	529,977

Deferred
Federal	331,754	2,179,338	2,379,676
State	(73,000)	365,254	79,646

	258,754	2,544,592	2,459,322

	$4,680,000	$4,717,849	$2,989,299

During the years ended December 31, 2005, 2004, and 2003, approximately, $439,000, $1,084,000, and $2,429,000, respectively was added to additional paid-in capital in accordance with FASB No. 109 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal effect	2.4	1.3	0.6
Resolution of tax contingency	(2.1)
Export tax benefits	(1.3)	(1.0)	(0.6)
Tax exempt interest income	(1.1)
Manufacturing deduction	(0.5)
Utilization of research and development tax credit	(1.0)		(1.0)
Earnings of subsidiaries taxed at other than U.S. statutory rate		0.3	(0.2)
Other	0.2	(0.5)	(0.1)

Effective income tax rate	30.6%	34.1%	32.7%

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments

The Company rents certain of its facilities under operating leases, which expire through 2010.

Aggregate future minimum annual rental payments in the years subsequent to December 31, 2005 are approximately as follows:

2006	$269,000
2007	171,000
2008	62,000
2009	57,000
2010	45,000

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $664,000, $576,000 and $604,000, respectively.

11. Common stock

In August 2003, the Company sold 1,500,000 shares of common stock through a private investment in public equity financing transaction (the “Transaction”), generating cash of approximately $29,438,000, net of related expenses.  In connection with the Transaction, the Company also issued warrants to purchase 225,000 shares of common stock at exercise prices ranging from $23.11 to $27.63.

The Company has a common stock repurchase program and has repurchased 401,503 and 1,170 during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company is authorized to repurchase approximately $11.1 million of additional common stock.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock options and warrants

The Company has various stock option plans that have been approved by stockholders.  The plans provide for the granting of options to purchase up to 3,825,000 shares of the Company’s common stock to qualified employees of the Company, independent contractors, consultants, and other persons.  Of the 3,825,000 options available for grant, 3,564,417 options have been granted, leaving 260,583 options as of December 31, 2005 available to be granted by the Company.  No stock-based employee compensation cost is reflected in net income as all options under the plans have been granted at a price not less than the fair market value of the Company’s common stock at the date of grant. Options principally vest over five years and are exercisable over ten years.

	Number of Shares	Per Share Option Price			Weighted Average Option Price

Shares under option at January 1, 2003	1,332,795	$1.06	-	$14.54	$3.37
Granted in 2003	324,250	6.35	-	29.33	27.23
Exercised in 2003	(717,375)	1.84	-	10.00	4.37
Expired in 2003	(41,625)	3.17	-	21.79	14.45
Forfeited in 2003	(15,690)	1.06	-	13.09	8.64

Shares under option at December 31, 2003	882,355	1.84	-	29.33	12.44
Granted in 2004	200,750	8.70	-	36.40	27.93
Exercised in 2004	(174,515)	2.00	-	29.33	4.21
Expired in 2004	(76,680)	2.19	-	13.42	8.20
Forfeited in 2004	(20,070)	2.00	-	16.59	3.65

Shares under option at December 31, 2004	811,840	1.84	-	36.40	19.20

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock options and warrants (continued)

	Number of Shares	Per Share Option Price			Weighted Average Option Price

Granted in 2005	623,000	24.97	-	28.96	26.99
Exercised in 2005	(75,370)	2.00	-	25.98	3.55
Expired in 2005	(40,875)	2.00	-	12.27	4.38
Forfeited in 2005	(8,600)	2.03	-	36.40	23.53

Shares under option at December 31, 2005	1,309,995	$1.84	-	$35.84	$23.97

Options exercisable at December 31, 2005	1,079,100	$1.84	-	$35.84	$24.57

Options exercisable at December 31, 2004	455,020	$1.84		$36.40	$18.77

Options exercisable at December 31, 2003	467,175	$1.84	-	$28.60	$12.27

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding at December 31, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2005	Weighted- Average Exercise Price

$1.84 - 3.42	140,595	1.6 years	$2.13	101,100	$2.13
4.04 - 11.00	42,350	1.8 years	4.81	24,350	4.29
17.23 - 26.80	415,600	3.9 years	24.95	345,650	25.00
28.33 - 35.84	711,450	3.5 years	28.86	608,000	28.87

	1,309,995			1,079,100

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock options and warrants (continued)

The Company, as part of sales of common stock and other agreements, has issued warrants to purchase the Company’s common stock. The following summarizes the information relating to warrants issued and the activity during 2005, 2004 and 2003:

	Number of Shares	Per Share Warrant Price			Weighted Average Warrant Price

Shares under warrants at January 1, 2003	63,000	$2.40	-	$3.33	$2.53
Issued in 2003	225,000	23.11	-	27.63	24.47
Exercised in 2003	(33,645)	3.33	-	3.33	3.33
Expired in 2003	(20,355)	2.40	-	2.40	2.40

Shares under warrants at December 31, 2003	234,000	3.33	-	27.63	23.65
Exercised in 2004	(9,000)	3.33	-	3.33	3.33

Shares under warrants at December 31, 2005 and 2004	225,000	$23.11	-	$27.63	$24.47

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock options and warrants (continued)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2005, 2004 and 2003.  The following assumptions were applied in determining the pro forma compensation cost:

	2005	2004	2003

Risk-free interest rate	2.6 - 4.0%	2.4 - 3.7%	3.1 - 4.0%
Expected option term	5-6 years	5-6 years	5-6 years
Expected price volitility	45% & 68%	77%	83%
Dividend yield	—	—	—

13. Litigation

The Company is a party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

14. Export sales

Export sales were as follows for the years ended December 31:

	2005	2004	2003

Europe	$17,295,935	$16,489,155	$9,914,413
Asia Pacific	14,175,649	12,621,639	10,333,708
Other	3,739,623	3,142,690	2,338,497

	$35,211,207	$32,253,484	$22,586,618

At December 31, 2005 and 2004, accounts receivable included balances due from foreign entities of approximately $11,670,000 and $8,308,000, respectively.

15. Retirement plan

The Company has a defined contribution retirement plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) that covers all eligible employees as defined in the Plan.  Participants may elect to contribute up to 50% of pre-tax annual compensation, as defined by the Plan, up to a maximum prescribed by the IRC. The Company makes matching contributions equal to the lesser of $3,000 or 3% of the participant’s annual compensation.  The Company, at its discretion, may make additional contributions subject to limitations.  For the years ended December 31, 2005, 2004 and 2003, the Company made a 401(k) Plan contribution of $383,087, $320,378 and $283,671, respectively.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Quarterly results (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005
Net sales	$18,862,819	$20,784,945	$19,681,480	$23,515,060
Gross profit	11,374,436	12,189,019	10,832,376	13,129,224
Net income	2,395,952	2,891,162	2,166,182	3,149,601
Net income per common share:
Basic	0.23	0.28	0.21	0.31	(a)
Diluted	0.22	0.27	0.20	0.30
2004
Net sales	$15,846,175	$17,315,648	$17,721,182	$19,445,500
Gross profit	9,706,135	10,479,553	10,444,179	11,699,862
Net income	1,905,109	2,392,018	2,534,131	2,297,888
Net income per common share:
Basic	0.19	0.23	0.24	0.22
Diluted	0.18	0.22	0.24	0.21

(a) Quarterly Basic Earnings per share do not equal the twelve-month results due to effects of computing the weighted average shares outstanding.

STRATASYS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2005, 2004, and 2003

COLUMN A DESCRIPTION	Column B Balances at Beginning of Year	Column C Additions - Charged to Income	Column D Deductions from Reserves	Column E Balances at End of Year

2005
Reserve for bad debts and allowances	$1,508,517	$502,326	$527,544	$1,483,299

Reserve for sales returns and other allowances	$223,313	$47,051	$168,513	$101,851

2004
Reserve for bad debts and allowances	$568,886	$1,138,222	$198,591	$1,508,517

Reserve for sales returns and other allowances	$198,481	$24,832	$—	$223,313

2003
Reserve for bad debts and allowances	$338,893	$231,058	$1,065	$568,886

Reserve for sales returns and other allowances	$198,481	$—	$—	$198,481

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company..(2)

3.2	Amendment to Certificate of Incorporation of the Company..(4)

3.3	By-Laws of the Company.(1)

4.1	Form of Warrant, dated August 22, 2003, issued to Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (13)

4.2	First Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (13)

4.3	Second Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (13)

4.4	Form of Warrant, dated August 22, 2003, issued to Smithfield Fiduciary LLC and Cranshire Capital, L.P. (13)

4.5	First Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Smithfield Fiduciary LLC and Cranshire Capital, L.P. (13)

10.1	Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.2	Employee Confidentiality Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.3	Amended and Restated Stratasys, Inc. 1994 Stock Plan.(2)

10.4	Second Amended and Restated Stratasys, Inc. 1994-2 Stock Plan.(6)

10.5	Stratasys, Inc. 1998 Incentive Stock Option Plan.(7)

10.6	Stratasys, Inc. 2000 Incentive Stock Option Plan.(8)

10.7	Stratasys, Inc. 2002 Long-Term Performance and Incentive Plan.(10)

10.8	Form of Option Agreement. (15)

10.9	Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects.(5)

10.10	Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects.(5)

EXHIBIT NO.	DESCRIPTION

10.11

Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb, William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling.(5)

10.12	Lease between the Company and Welsh Edenvale Partners ‘86, dated October 9, 1992.(1)

10.13	Amendment #4 to Lease between the Company and Welsh Edenvale Partners ‘86, dated October 9, 1992, between the Company and Carpenter Land Company LLP, dated July 27, 1998.(9)

10.14	Asset Purchase Agreement between the Company and IBM dated January 1, 1995.(3)

10.15	Securities Purchase Agreement, dated as of August 17, 2003, among the Company, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC.(11)

10.16	Securities Purchase Agreement, dated August 22, 2003, among the company Cranshire Capital L.P. and Smithfield Fiduciary LLC.(12)

10.17	North American Distributor Agreement, dated August 28, 2003, between Stratasys, Inc. and Objet Geometries, Ltd. [Portions omitted pursuant to a request for confidential treatment.](14)

21.1	Subsidiaries of the Company.

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 33-83638-C) filed September 2, 1994.

(2)	Incorporated by reference from the Company’s Form 10-KSB for the ended December 31, 1994.

(3)	Incorporated by reference from the Company’s Form 8-K, Amendment No. 2, dated January 1, 1995.

(4)	Incorporated by reference from the Company’s Form 10-QSB for the nine months ended September 30, 1995.

(5)	Incorporated by reference from Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.

(6)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1997 Annual Meeting of Stockholders.

(7)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1998 Annual Meeting of Stockholders.

(8)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-32782) filed March 17, 2000.

(9)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999.

(10)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 2002 Annual Meeting of Stockholders.

(11)	Incorporated by reference from the Company’s Form 8-K filed on August 19, 2003.

(12)	Incorporated by reference from the Company’s form 8-K filed on August 25, 2003.

(13)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-108816) filed September 15, 2003.

(14)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-108816) filed October 16, 2003.

(15)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2005.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATASYS, INC.

By:	/s/ S. SCOTT CRUMP

S. Scott Crump
President

Dated: March 14, 2006

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ S. SCOTT CRUMP	Chairman of the Board of Directors, President, Chief Executive Officer, Treasurer, (Principal Executive Officer)	March 14, 2006

S. Scott Crump

/s/ ROBERT F. GALLAGHER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

Robert F. Gallagher

/s/ RALPH E. CRUMP	Director	March 14, 2006

Ralph E. Crump

/s/ EDWARD J. FIERKO	Director	March 14, 2006

Edward J. Fierko

/s/ CLIFFORD H. SCHWIETER	Director	March 14, 2006

Clifford H. Schwieter

/s/ ARNOLD J. WASSERMAN	Director	March 14, 2006

Arnold J. Wasserman

/s/ GREGORY L. WILSON	Director	March 14, 2006

Gregory L. Wilson