Form 10-K/A
period 2005-12-31
STRATASYS INC
filed 2006-03-17
CIK 915735

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

                    We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 14, 2006 (the “Original Filing”), to

•	correct the Exhibit number of the certification of our Chief Financial Officer under section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.2) appearing in the EDGAR database;

•

add the certification of our Chief Executive Officer under section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1), which was inadvertently omitted from the Original Filing as a result of a printer’s error; and

•	correct the date of the Form 10-K incorporated by reference in note (15) of the notes to the Exhibits.

                    Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends and restates in its entirety the Original Filing, including all exhibits, and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.   Accordingly, this Amendment should be read in conjunction with our other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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