Form 10-Q
period 2006-03-31
STRATASYS INC
filed 2006-05-03
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 27, 2006, the Registrant had 10,126,867 shares of common stock, $.01 par value issued and outstanding.

Stratasys, Inc.

I

STRATASYS, INC.

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,252,653	$10,105,199
Short-term investments	20,000,000	20,000,000
Accounts receivable, less allowance for returns and doubtful accounts of $1,648,094 in 2006 and $1,584,149 in 2005	20,723,274	20,019,177
Inventories	13,347,171	10,887,198
Net investment in sales-type leases	2,195,198	2,036,386
Prepaid expenses	2,789,058	2,289,173
Deferred income taxes	597,000	597,000

Total current assets	71,904,354	65,934,133

Property and equipment, net	17,927,602	17,294,575

Other assets
Intangible assets, net	4,660,286	4,380,193
Net investment in sales-type leases	3,172,706	3,143,157
Deferred income taxes	392,000	392,000
Long-term investments	7,984,872	11,297,550
Other	2,263,830	2,237,985

Total other assets	18,473,694	21,450,885

	$108,305,650	$104,679,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$9,961,395	$9,545,265
Unearned maintenance revenue	9,217,875	8,865,253

Total current liabilities	19,179,270	18,410,518

Stockholders’ equity
Common stock, $.01 par value, authorized 15,000,000 Shares, issued 12,316,471 shares in 2006 and 12,287,205 shares in 2005	123,164	122,872
Capital in excess of par value	73,253,426	72,465,952
Retained earnings	32,811,155	30,795,945
Accumulated other comprehensive loss	(270,270)	(324,599)
Less cost of treasury stock, 2,171,529 shares in 2006 and 2005 respectively	(16,791,095)	(16,791,095)

Total stockholders’ equity	89,126,380	86,269,075

	$108,305,650	$104,679,593

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,

	2006	2005

	(unaudited)	(unaudited)
Net sales
Product	$17,543,326	$14,823,171
Services	4,679,769	4,039,648

	22,223,095	18,862,819

Cost of goods sold
Product	9,033,573	6,298,207
Services	1,390,748	1,190,176

	10,424,321	7,488,383

Gross profit	11,798,774	11,374,436

Costs and expenses
Research and development	1,433,576	1,386,588
Selling, general and administrative	7,542,503	6,593,686

	8,976,079	7,980,274

Operating income	2,822,695	3,394,162

Other income (expense)
Interest income	359,500	377,478
Other	(119,563)	31,459

	239,937	408,937

Income before income taxes	3,062,632	3,803,099
Income taxes	1,047,422	1,407,147

Net income	$2,015,210	$2,395,952

Earnings per common share
Basic	$0.20	$0.23

Diluted	$0.20	$0.22

Weighted average number of common shares outstanding
Basic	10,123,267	10,451,399

Diluted	10,323,855	10,821,785

COMPREHENSIVE INCOME
Net income	$2,015,210	$2,395,952
Other comprehensive income (loss)
Foreign currency translation adjustment	54,329	(62,472)

Comprehensive income	$2,069,539	$2,333,480

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2006	2005

	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$2,015,210	$2,395,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	204,265	204,491
Depreciation	636,473	519,462
Amortization	151,473	187,709
Stock based compensation	412,710
Loss on disposal of assets		43,080
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(704,097)	(368,540)
Inventories	(2,435,377)	(667,999)
Net investments in sales-type leases	(188,361)	(175,715)
Prepaid expenses	(499,885)	197,995
Other assets	(25,845)	32,074
Accounts payable and other current liabilities	416,130	1,982,084
Unearned maintenance revenue	352,622	(13,003)

Net cash provided by (used in) operating activities	335,318	4,337,590

Cash flows from investing activities
Proceeds from sale of investments	3,312,678	17,220,000
Payments for investments		(2,895,000)
Acquisition of property and equipment	(1,294,096)	(1,119,255)
Payments for intangible assets	(431,566)	(374,692)

Net cash provided by investing activities	1,587,016	12,831,053

Cash flows from financing activities
Net proceeds from exercise of stock options	170,791	101,924
Purchases of treasury stock	—	(690,362)

Net cash provided by (used in) financing activities	170,791	(588,438)

Effect of exchange rate changes on cash	54,329	(62,472)

Net increase in cash and cash equivalents	2,147,454	16,517,733
Cash and cash equivalents, beginning of period	10,105,199	17,729,845

Cash and cash equivalents, end of period	$12,252,653	$34,247,578

See notes to consolidated financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,

	2006	2005

	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information, cash paid during the period for:
Income taxes	$3,528,660	$200,000

Supplemental disclosures of noncash investing and financing activities:
Inventory transferred from machinery and equipment	$24,596	$50,472

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1-- Basis of Presentation

The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2005, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2-- Inventory

Inventories consisted of the following at March 31, 2006 and December 31, 2005 respectively:

	2006	2005

Finished goods	$7,352,968	$4,268,544
Raw materials	5,994,203	6,618,654

Totals	$13,347,171	$10,887,198

Note 3-- Material Commitments

The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $8,400,000, some of which contain non-cancellation clauses.

Note 4-- Income per common share

The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended March 31, 2006 and 2005, the additional shares amounted to 200,588 and 370,386, respectively.

Note 5-- Stock Based Compensation

The Company has various stock option plans that have been approved by the shareholders. Effective January 1, 2006 the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 revised, “Accounting for Stock-Based Compensation” (SFAS No. 123R) to expense stock-based compensation. Prior to the adoption of SFAS No. 123R, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.  There was approximately $413,000 of compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) in the three months ended March 31, 2006. The associated future income tax benefit recognized was approximately $105,000 in the three months ended March 31, 2006. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under APB 25. The impact of forfeitures is not material. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.  No options were granted in the quarter ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R for the three months ended March 31, 2005:

Net income as reported	$2,395,952
Effect of stock based compensation accounted for under the fair value recognition provisions, net of tax	(3,908,000)

Pro forma net income	$(1,512,048)

Earnings per share:
Basic, as reported	$.23
Basic, pro forma	(.14)
Diluted, as reported	.22
Diluted, pro forma	(.14)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leader in the rapid prototyping (“RP”) and the three-dimensional (“3D”) printing market. We develop, manufacture, market, and service a family of 3D printers and high-performance RP systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer-aided design (“CAD”) workstation. Our 3D printers and high performance RP systems can be used in office environments without expensive facility modification. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes directly from a designer’s three-dimensional CAD in a matter of hours. In addition to selling RP systems and 3D printers, we make and sell parts for RP and rapid manufacturing (“RM”) applications through our Paid Parts service based on our customers’ CAD files. In the quarter ended March 31, 2006, our revenues increased to approximately $22.2 million, an 18% increase over the approximately $18.6 million that we reported in the first quarter of 2005. The number of units that we shipped in the quarter increased by approximately 45% to 403 units as compared with 277 units shipped in the first quarter of 2005. The higher shipment level was due to a continuing strong interest in our Dimension systems. Based on industry reports, we believe that we have shipped more total RP systems than any other company in the world since 2002. Revenues derived from our consumable products increased significantly in the quarter ended March 31, 2006, as compared with the quarter ended March 31, 2005. We believe that our consumable sales should increase in future quarters due to the significant expansion of our active installed base over the past several years.

We have continued to successfully implement our strategy to address the needs of both the high-performance and 3D printing ends of the market. Our sales growth in the first quarter of 2006 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace.  Our strategy for the remainder of 2006 will be to continue to expand our position in the 3D printing market through increased sales of our Dimension product line, our low-cost 3D printers. We strategically reduced the list price of the Dimension SST in January 2006 from $29,900 to $24,900 and we reduced the price of the Dimension BST from $24,900 to $18,900.  In April 2006, we introduced the new Dimension 768 SST and BST at list prices of $24,900 and $18,900, respectively. The Dimension 768 models are replacements for the previous Dimension SST and BST and offer increased software design and ease-of-use features. In April 2006, we also launched the Dimension 1200 SST and BST at list prices of $29,900 and $21,900, respectively. The Dimension 1200 has a 56% larger building capacity than the Dimension 768 and is 20% faster. We believe that Dimension 768 BST at $18,900 is among the lowest priced systems in the RP market.  We believe that the 3D printing market continues to represent a significant growth area and that Dimension products will continue to have a significant positive impact on our results in 2006 and beyond.

With the introduction of the Dimension SST in February 2004, we initiated a highly successful distributor program involving the reseller’s purchasing demonstration systems with extended payment terms on both the Dimension SST and Dimension BST. While the program impacted our accounts receivable days sales outstanding (DSO) during a portion of 2004 and 2005, it proved an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program in 2006. Again, this program adversely impacted our DSO in the first quarter of 2006 as we expected.  However, we believe our distributor program is an integral part of our strategy to expand the 3D printing market.

Our strategy also includes the expansion of our position in the RP market through the growth of our high performance systems, represented principally by our Titan, Vantage, and Maxum FDM® (fused deposition modeling) based systems as well as the Eden PolyJet and Arcam EBM systems that we distribute for other companies. In January 2006, we announced a distribution agreement with Arcam AB to exclusively distribute their metal-based rapid manufacturing and prototyping systems in North America. In February 2006, we added a Vantage X to our FDM Vantage RP system product line previously known as the “triplets,” which were introduced in 2004. Prices now range from $85,000 for the base model Vantage to $195,000 for the fully equipped Vantage SE.  As we looked at the high-end productivity system mix in the quarter ended March 31, 2006 compared with the same 2005 period, we saw a shift in our product mix. Eden PolyJet increased while our internally manufactured high end products revenue declined.  We believe this shift is driven by two main factors:

•	New Eden PolyJet product introductions late in 2005 that represent a strong alternative to stereo lithography (“SLA”) systems.
•	The lack of substantial new high performance FDM product introductions over the past two years.

As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services.  These represent recurring revenue for us.  We expect that this trend will continue.

Gross profits, as a percentage of sales, declined in the first quarter of 2006 to 53% compared with 60% in the first quarter of 2005. The decline was primarily due to a shift in our product mix weighted toward our Dimension systems and the Eden PolyJet systems, which have a lower gross profit than our high-end productivity systems and consumables. We believe the introduction of the Dimension 1200s in April 2006 will have a favorable impact on gross margins relative to those reported in the first quarter of 2006.

Our 2006 strategy is based on the expectation that we will expand revenues faster than our operating expenses, with the intent to improve our operating income as compared with those recorded in 2005. While operating expenses grew 12% in the quarter compared to the first quarter of 2005, due to the shift in our product mix during the quarter, we did not increase operating income. We will continue to focus on our operating expenses for the remainder of 2006, with the intent to improve our future operating profits.  We cannot, however, ensure that we will be successful.

During the quarter ended September 30, 2005 we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the quarter ended March 31, 2006, we offset approximately $333,000 of R&D expenses with monies received from this customer.

Our balance sheet continues to be strong. We intentionally built-up inventory in the quarter for our new Dimension 1200s, announced in April 2006, in order to meet anticipated demand of our resellers and end-user customers.  As of March 31, 2006, our cash and investment position was approximately $40.2 million, with no debt. We continue to have a very strong balance sheet and liquidity to fund our 2006 growth strategy.

Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping and manufacturing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Our ability to implement our strategy for 2006 is subject to numerous uncertainties and risks, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations,” and in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2005.  We cannot ensure that our efforts will be successful.

All dollar amounts set forth in the tables below, except for per share amounts, are stated in thousands of dollars.

Results of Operations

          The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated.  All items are included in or derived from our consolidated statement of operations.

	For the three months ended March 31,

	2006	2005

Net sales	100.0%	100.0%
Cost of sales	46.9%	39.7%
Gross profit	53.1%	60.3%
Selling, general, and administrative	33.9%	34.9%
Research & development	6.5%	7.4%
Operating income	12.7%	18.0%
Other income (expenses)	1.1%	2.2%
Income before taxes	13.8%	20.2%
Income taxes	4.7%	7.5%
Net income	9.1%	12.7%

Net Sales

Net sales for the quarters ended March 31, 2006 and 2005 were as follows (in thousands):

	2006	2005	Period-over- Period Change

Products	$17,543	$14,823	18.3%
Services	4,680	4,040	15.8%

Net sales	$22,223	$18,863	17.8%

For the quarter ended March 31, 2006 compared to the same year-ago period, the growth in unit volume was greater than the sales increase as the growth in our Dimension systems units was 56% and these have a lower average selling price than our high-end productivity systems.  These increases were somewhat offset by an approximately 6% decline in revenue from our high-end productivity systems. Revenues from consumables increased 25% while our revenue from our Paid Parts service increased 22% in the three months ended March 31, 2006 as compared with the same 2005 period.  Consumable revenue was enhanced by the larger installed base of systems.

North American sales, which include Canada and Mexico, accounted for approximately 63% of total revenue in the three months ended March 31, 2006, as compared with approximately 62% in the three months ended March 31, 2005. Total North American sales, which include systems, services, and consumables, grew by approximately 20%. International sales were 37% and 38% for the three-months ended March 31, 2006 and 2005, respectively, representing a period-over-period growth rate of approximately 14%. For both of the three-month periods ended March 31, 2006 and 2005 the international growth rate has been adversely affected by the aforementioned decline in our high-end productivity system sales.

Whereas we expect to report higher revenues and profits in 2006 over the results achieved in 2005, declining economic conditions could adversely impact our future sales and profitability.

Gross Profit

Gross profit for the quarters ended March 31, 2006 and 2005 was as follows:

	2006		2005		Period-over- Period Change

		Percent of Related Sales		Percent of Related Sales

Products	$8,510	48.5%	$8,525	57.5%	(.2)%
Services	3,289	70.3%	2,849	70.5%	15.4%

Gross profit	$11,799	53.1%	$11,374	60.3%	3.7%

The decline in the gross profit percentage for the three months ended March 31, 2006 compared to the same 2005 period is a result of a shift in our product mix. As part of our long-term strategy and belief in the price elasticity of demand model, in January 2006 we decreased the selling price of our Dimension SST and BST systems by $5,000 and $6,000, respectively. During the three months ended March 31, 2006, a higher portion of our system sales were derived from our Dimension and PolyJet products, which generate a lower gross profit percentage relative to our internally manufactured high-end productivity systems. These negative impacts were somewhat offset by strong growth in our consumables revenues.

Operating Expenses

Operating expenses for the quarters ended March 31, 2006 and 2005 were as follows:

	2006		2005		Period-over- Period Change

		% of Sales		% of Sales

Selling, general & adminsitrative	$7,542	33.9%	$6,594	35.0%	14.4%
Research and deveopment	1,434	6.5%	1,386	7.3%	3.5%

Total operating expenses	$8,976	40.4%	$7,980	42.3%	12.5%

We adopted the fair-value recognition provisions of SFAS No. 123 revised (“SFAS No. 123R”) to expense stock-based compensation effective January 1, 2006. There was no modification made to outstanding share options or valuation methodology prior to the adoption of SFAS No. 123R.   Prior to the adoption of SFAS No. 123R, we accounted for employee stock-based compensation using the intrinsic value method prescribed by APB No. 25. For the three months ended March 31, 2006, selling, general and administrative expenses include approximately $413,000 of stock-based compensation expense. There was no similar stock-based compensation expense recorded in 2005. Exclusive of the stock-based compensation, selling, general and administrative expenses were 32.1% of sales and increased 8.1% period-over-period. Selling, general and administrative expenses declined as a percentage of sales as we successfully obtained some operating leverage on the higher sales volume.

Research and development increased by 3.5% over the previous year as we remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms.  Increases were primarily the result of increases in engineering headcounts partially offset by an increase in internally capitalized software. During the quarter ended September 30, 2005 we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the quarter ended March 31, 2006, we offset approximately $333,000 of R&D expenses with monies received from this customer. As we continue our commitment to R&D throughout 2006, we expect to report higher R&D expenses than we incurred in 2005.  However, the increases should still be lower than our revenue growth, which should have the effect of reducing R&D expenses as a percentage of revenue.

Operating Income

Operating income and operating income as a percentage of sales for the quarters ended March 31, 2006 and 2005 as well as the percentage change in operating income, were as follows:

	2006		2005		Period-over- Period Change

		% of Sales		% of Sales

Operating income	$2,823	12.7%	$3,394	18.0%	(16.8)%

For the reasons cited above, particularly the change in our product mix and adoption of SFAS No. 123R, our operating income for the three months ended March 31, 2006 declined relative to the same year-ago period.

Other Income

Other income for the quarters ended March 31, 2006 and 2005 was as follows:

	2006	2005	Period-over- Period Change

Interest income	$359	$373	(4.0)%
Foreign currency translation	(120)	(85)	(41)%
Other	—	121	(100)%

Total	$239	$409	(42)%

Interest income is relatively consistent between both periods. Foreign currency translation gains and losses are principally due to currency fluctuations between the US dollar and Euro. The Company enters into 30-day forward contracts to hedge its foreign currency exposure; however, in the quarter ended March 31, 2006 Euro collections were stronger than anticipated leaving us with forward contracts above our net exposure resulting in a net loss position in the quarter. In 2005, we only hedged a portion of our foreign currency exposure and the resulting loss was due to the weakening of the Euro relative to the US dollar. Our strategy is to continue to fully hedge our estimated Euro denominated accounts receivable position throughout the remainder of 2006.  At March 31, 2006 we had approximately €3.6 million in euro-denominated receivables and a €3.2 million 30-day forward contract. Other income in 2005 was primarily the result of a miscellaneous cash receipt from our foreign operations.

Income Taxes

Income taxes and income taxes as a percent of net income before taxes for the quarters ended March 31, 2006 and 2005 as well as the percentage change, were as follows:

	2006	2005	Period-over- Period Change

Income taxes	$1,047	$1,407	(25.6)%

As a percent of income before income taxes	34.2%	37.0%

The effective tax rate for the quarter ended March 31, 2006 is lower than the same year-ago period primarily due to the benefit from nontaxable interest income from municipal bonds and nontaxable Auction Rate Certificates (ARCs) and a greater expected benefit from the manufacturer’s deduction than anticipated in the first quarter of 2005. The tax rate for 2006 is impacted by the adoption of SFAS No. 123R as stock-based compensation expense associated with incentive stock options are considered permanent differences for tax purposes and, therefore, increase the effective tax rate. The March 31, 2006 effective tax rate assumes no research and development credit as this portion of the tax law expired in 2005.

Net Income

Net income and net income as a percent of sales for the quarters ended March 31, 2006 and 2005 as well as the percentage change in net income, were as follows:

	2006		2005		Period-over- Period Change

		% of Sales		% of Sales

Net income	$2,015	9.1%	$2,396	12.7%	(15.9)%

For the reasons cited above, principally product mix and the adoption of SFAS No. 123R, our net income for the three months ended March 31, 2006 was lower than in the first quarter of 2005. The adoption of SFAS No. 123R had the effect of reducing the quarter ended March 31, 2006 net income by approximately $308,000, or $.03 per diluted common share outstanding.

Liquidity and Capital Resources

A summary of our statement of cash flows for the three months ended March 31, 2006 and 2005 is as follows:

	2006	2005

Net income	$2,015	$2,396
Deferred income taxes	204	204
Depreciation and amortization	788	706
Stock option expense	413	—
Change in working capital assets	(3,085)	1,031
Net cash provided by operating activities	335	4,337
Net cash provided by investing activities	1,587	12,831
Net cash provided by (used in) in financing activities	171	(588)
Effect of exchange rate changes on cash	55	(62)

Net increase (decrease) in cash and equivalents	2,148	16,518
Cash and equivalents, beginning of year	10,105	17,730

Cash and equivalents, end of period	$12,253	$34,248

We increased our cash, cash equivalents and short-term investment balances to approximately $32.2 million at March 31, 2006, from approximately $30.1 million at December 31, 2005. We decreased our long-term investments, consisting principally of municipal bonds, to $8.0 million compared to $11.3 million at December 31, 2005. At March 31, 2006 total cash, cash equivalents and investments were approximately $40.2 million compared with approximately $41.4 million at December 31, 2005.

In the three-months ended March 31, 2006, net cash provided by our operating activities amounted toapproximately $335,000 compared with approximately $4.3 million in the comparable 2005 period. Cash provided from our net income, as adjusted to exclude the effects of non-cash charges principally provided cash. This was offset by cash used for new product inventory for our Dimension 1200s announced in April 2006 and increases in accounts receivable. Our net accounts receivable balance increased to approximately $20.7 million in the first quarter of 2006 from approximately $20.0 million as of December 31, 2005, which was principally due to the timing of sales within the quarter and some impact from our extended terms on our sales demo program. Some of our international distributors have continued to carry high balances, some of which have exceeded our normal terms. We believe we have made adequate allowances against these balances.

For the quarter ended March 31, 2006, our inventory balances have increased to approximately $13.3 million from approximately $10.9 million at December 31, 2005.  The increase is largely due to an intentional $1.7 million build up of Dimension 1200 units in anticipation of demand from its introduction in April 2006. The remainder is primarily due to an approximate $564,000 increase in consumable materials inventory built to support the launch of the Dimension 1200s and our increasing installed base. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations.  As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory.  With the introduction of these new products, older products have been discontinued. However, inventory for these discontinued products is still required to fulfill our service contracts.  Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

Our investing activities, which consist primarily of buying and selling auction-rate securities as well as tax-free bonds, provided cash of approximately $3.3 million. This was partially offset by fixed asset additions of approximately $1.3 million and payments for intangibles and other investments of approximately $432,000.  Much of the capital expenditure in 2006 was for equipment required by the growing components of our business, including manufacturing fixtures for the Dimension 1200, consumable manufacturing and Paid Parts.  Net cash used for payments for intangible assets and other investments included patents and capitalized software.

Our financing activities provided cash of $171,000 from the exercise of stock options.

For the remainder of 2006, we expect to use our cash as follows:

•	for improvements to our facilities;
•	for the continuation of our leasing program;
•	for working capital purposes;
•	for information systems (“I/S”) and infrastructure enhancements;
•	for new product and materials development;
•	for sustaining engineering;
•	for the acquisition of equipment, including production equipment, tooling, and computers;
•	for the purchase of intangible assets, including patents;
•	for increased selling and marketing activities, especially as they relate to the continued marketand channel development as well as Eden and Arcam market development;
•	for acquisitions and/or strategic alliances; and
•	for our common stock buyback program

While we believe that the primary source of liquidity during 2006 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base.  To date, we have not borrowed against this credit facility.

As of March 31, 2006, we had gross accounts receivable of approximately $22.4 million less an allowance of approximately $1.6 million for returns and doubtful accounts.  Over our history, bad debt expense has generally been small as a percentage of sales. However, at March 31, 2006, large balances were concentrated with certain international distributors and some of these balances exceed our payment terms.  Default by one or more of these distributors could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions.   While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.  For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to approximately $71.7 million at March 31, 2006, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable.  Total current liabilities amounted to approximately $18.9 million. We have no debt. We believe we have adequate resources to fund our foreseeable future growth.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

We invoice sales to certain European distributors in Euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar.  In the quarters ended March 31, 2006 and 2005, the net loss on foreign currency translations amounted to approximately $120,000 and $85,000, respectively. In the quarter ended March 31, 2006, we hedged between €3.2 million and €4.0 million of our accounts receivable that were denominated in Euros. The hedge resulted in a currency translation loss of approximately $122,000 for that period. Our strategy is to fully hedge our Euro denominated accounts receivable position throughout the remainder of 2006. We will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts.  These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations.  We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars.  Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets.  They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability.  The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for 2005. These forward-looking statements are based on assumptions, among others, that we will be able to:

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

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, geopolitical, competitive, market and technological conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate, and therefore there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized.

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

Interest Rate Risk

Our cash and cash equivalent investments are exclusively in short-term money market, Auction Rate Certificates (ARCs), and sweep instruments with maturities of less than 90 days.  These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in ARCs, municipal government bonds, and certificates of deposit that bear interest at rates of 3.1% to 5.5%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

We have not historically hedged sales from or expenses incurred by our European operations that are conducted in Euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our earnings before taxes by less than $0.3 million for the continued maintenance of our European facility.  In the quarter ended March 31, 2006 we hedged between  €3.2 million and  €4.0 million of our accounts receivable balances that were denominated in Euros.  A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease earnings before taxes by between $0.4 million and $0.5 million.

Item 4.	Controls and Procedures

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

Internal Control over Financial Reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.	Exhibits

	(a)	Exhibits.

		31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

		31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

		32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b)and 18 U.S.C. 1350.

		32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2006	Stratasys, Inc.

	By:	/s/ Robert F. Gallagher

Robert F. Gallagher
Chief Financial Officer