Form 10-Q
period 2006-06-30
STRATASYS INC
filed 2006-08-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of July 27, 2006, the Registrant had 10,173,242 shares of common stock, $.01 par value issued and outstanding.

Stratasys, Inc.

i

Item 1. Financial Statements

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,797,272	$10,105,199
Short-term investments	20,000,000	20,000,000
Accounts receivable, less allowance for returns and doubtful accounts of $1,100,506 in 2006 and $1,584,149 in 2005	25,557,581	20,019,177
Inventories	13,415,579	10,887,198
Net investment in sales-type leases	2,494,885	2,036,386
Prepaid expenses	1,252,456	2,289,173
Deferred income taxes	597,000	597,000

Total current assets	74,114,773	65,934,133

Property and equipment, net	18,759,156	17,294,575

Other assets
Intangible assets, net	4,654,912	4,380,193
Net investment in sales-type leases	3,272,006	3,143,157
Deferred income taxes	392,000	392,000
Long-term investments	8,994,070	11,297,550
Other	2,361,400	2,237,985

	19,674,388	21,450,885

	$112,548,317	$104,679,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$9,782,655	$9,545,265
Unearned maintenance revenue	9,755,232	8,865,253

Total current liabilities	19,537,887	18,410,518

Commitments
Stockholders’ equity
Common stock, $.01 par value, authorized 15,000,000 shares, issued and outstanding 12,344,771 shares in 2006 and 12,287,205 shares in 2005	123,447	122,872
Capital in excess of par value	74,118,546	72,465,952
Retained earnings	35,747,126	30,795,945
Accumulated other comprehensive loss	(187,594)	(324,599)
Less cost of treasury stock, 2,171,529 shares in 2006 and 2005, respectively	(16,791,095)	(16,791,095)

Total stockholders’ equity	93,010,430	86,269,075

	$112,548,317	$104,679,593

See notes to consolidated interim financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Sales
Product	$21,677,819	$16,904,541	$39,221,145	$31,727,712
Services	5,021,466	3,880,404	9,701,235	7,920,052

	26,699,285	20,784,945	48,922,380	39,647,764

Cost of goods sold
Product	10,555,355	7,466,598	19,588,928	13,764,804
Sales	1,546,319	1,129,328	2,937,067	2,319,505

	12,101,674	8,595,926	22,525,995	16,084,309

Gross profit	14,597,611	12,189,019	26,396,385	23,563,455

Costs and expenses
Research and development	1,857,945	1,687,140	3,291,521	3,073,728
Selling, general and administrative	8,605,360	6,853,228	16,147,863	13,446,914

	10,463,305	8,540,368	19,439,384	16,520,642

Operating income	4,134,306	3,648,651	6,957,001	7,042,813

Other income (expense)
Interest income	389,683	438,104	749,183	815,582
Other	(62,027)	(342,912)	(181,590)	(311,453)

	327,656	95,192	567,593	504,129

Income before income taxes	4,461,962	3,743,843	7,524,594	7,546,942
Income taxes	1,525,991	852,681	2,573,413	2,259,828
Net income	$2,935,971	$2,891,162	$4,951,181	$5,287,114

Earnings per common share
Basic	$0.29	$0.28	$0.49	$0.51
Diluted	$0.28	$0.27	$0.48	$0.49
Weighted average number of common shares outstanding
Basic	10,161,391	10,451,351	10,142,479	10,451,374
Diluted	10,463,490	10,779,798	10,390,091	10,812,319
COMPREHENSIVE INCOME
Net income	$2,935,971	$2,891,162	$4,951,181	$5,287,114
Other comprehensive income (loss)
Foreign currency translation adjustment	82,676	(202,038)	137,005	(264,510)

Comprehensive income	$3,018,647	$2,689,124	$5,088,186	$5,022,604

See notes to consolidated interim financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2006	2005

	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$4,951,181	$5,287,114
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	342,637	105,195
Depreciation	1,302,284	1,077,428
Amortization	479,553	381,525
Stock--based compensation	696,992
Loss on disposal of assets		43,081
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	(5,538,404)	(4,223,185)
Inventories	(2,503,785)	(2,525,546)
Net investments in sales-type leases	(587,348)	(94,088)
Prepaid expenses	1,036,717	(780,347)
Other assets	(123,415)	109,015
Accounts payable and other current liabilities	237,390	3,120,001
Unearned maintenance revenue	889,979	300,279

Net cash provided by operating activities	1,183,781	2,800,472

Cash flows from investing activities
Proceeds from sale of investments	4,688,140	15,525,660
Purchase of investments	(2,384,660)	(2,895,000)
Acquisition of property and equipment	(2,791,461)	(2,130,730)
Payments for intangible assets	(754,272)	(716,905)

Net cash provided by (used in) investing activities	(1,242,253)	9,783,025

Cash flows from financing activities
Net proceeds from exercise of stock options	613,540	183,099
Purchase of treasury stock		(690,362)

Net cash provided by (used in) financing activities	613,540	(507,263)

Effect of exchange rate changes on cash	137,005	(264,510)

Net increase in cash and cash equivalents	692,073	11,811,724
Cash and cash equivalents, beginning of period	10,105,199	17,729,845

Cash and cash equivalents, end of period	$10,797,272	$29,541,569

See notes to consolidated interim financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,

	2006	2005

	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information, cash paid during the period for:
Income taxes	$3,529,186	$1,517,617

Supplemental schedule of noncash investing and financing activities:
Inventory transferred from machinery and equipment	$24,596	$121,050

See notes to consolidated interim financial statements.

Notes to Consolidated Interim Financial Statements

Note 1-- Basis of Presentation and Consolidation

The accompanying consolidated interim financial statements of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company) as of June 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions of the Form 10-Q and Article 10 Regulation S-X. The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six-months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in the consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany transactions and accounts have been eliminated in consolidation. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2-- Inventories

Inventories consisted of the following at June 30, 2006 (unaudited) and December 31, 2005 respectively:

	2006	2005

Finished goods	$7,661,216	$4,268,544
Raw materials	5,754,363	6,618,654

	$13,415,579	$10,887,198

Note 3-- Commitments

The Company has signed commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $9,000,000, some of which contain non-cancellation clauses.

Note 4--Earnings Per Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. The difference between the number of shares used to compute basic earnings per share and diluted earnings per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three-months ended June 30, 2006 and 2005, the additional shares amounted to 302,099 and 360,945, respectively. For the six-months ended June 30, 2006 and 2005, the additional shares amounted to 231,809 and 328,447, respectively.

Note --5 Stock-Based Compensation

The Company has various stock option plans that have been approved by the shareholders. Effective January 1, 2006 the Company adopted the fair-value recognition provisions of SFAS No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) to expense stock-based compensation.  Prior to the adoption of SFAS No. 123R, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.  There was approximately $284,000 and $697,000 of compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) in the three and six months ended June 30, 2006, respectively. The associated future income tax benefit recognized was approximately $57,000 and $169,000 in the three and six months ended June 30, 2006. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under APB 25. The impact of forfeitures is not material. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.  No options were granted in the six months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123R for the three and six months ended June 30, 2005:

	Period ended June 30, 2005,

	Six Months	Three Months

Net income as reported	$5,287,114	$2,891,162
Effect of stock-based compensation accounted for under
the fair value recognition provisions, net of tax	(4,320,000)	(288,000)
Pro forma net income	967,114	2,603,162
Earnings per common share:
Basic, as reported	0.51	0.28
Basic, pro forma	0.09	0.25
Diluted, as reported	0.49	0.27
Diluted, pro forma	0.09	0.24

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

In the quarter ended June 30, 2006, our revenues increased to approximately $26.7 million, a 28% increase over the approximately $20.8 million that we reported in the second quarter of 2005.  The number of units that we shipped in the quarter increased by approximately 50% to 527 units as compared with 351 units shipped in the second quarter of 2005. The higher shipment level was due to a continuing strong interest in our Dimension systems. Based on industry reports, we believe that since 2002 we have shipped more total RP systems than any other company in the world. Revenues derived from our consumable products increased significantly in the quarter ended June 30, 2006, as compared with the quarter ended June 30, 2005. We believe that our consumable sales should increase in future quarters due to the significant expansion of our active installed base over the past several years.

We believe that we are  successfully implementing our marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market. Our sales growth in the first six months of 2006 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace.  Our strategy for the remainder of 2006 will be to continue to expand our position in the 3D printing market through increased sales of our Dimension product line, our low-cost 3D printers. We strategically reduced the list price of the Dimension SST in January 2006 from $29,900 to $24,900 and we reduced the price of the Dimension BST from $24,900 to $18,900.  In April 2006, we introduced the new Dimension 768 SST and BST at list prices of $24,900 and $18,900, respectively. The Dimension 768 models are replacements for the previous Dimension SST and BST and offer increased software design and ease-of-use features. In April 2006, we also launched the Dimension 1200 SST and BST at list prices of $29,900 and $21,900, respectively. The Dimension 1200 has a 56% larger building capacity than the Dimension 768 and is 20% faster. We believe that Dimension 768 BST at $18,900 is among the lowest priced systems in the RP market.  We believe that the 3D printing market continues to represent a significant growth area and that Dimension products will continue to have a significant positive impact on our results in 2006 and beyond.

With the introduction of the Dimension SST in February 2004, we initiated a highly successful distributor program involving the reseller’s purchasing demonstration systems with extended payment terms on both the Dimension SST and Dimension BST. While the program impacted our accounts receivable days sales outstanding (DSO) during a portion of 2004 and 2005, it proved an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program in 2006. Again, this program adversely impacted our DSO in the first half of 2006 as we expected.  However, we believe our distributor program is an integral part of our strategy to expand the 3D printing market.

Our strategy also includes the expansion of our position in the RP market through the growth of our high performance systems, represented principally by our Titan, Vantage, and Maxum FDM® (fused deposition modeling) based systems, as well as the Eden PolyJet and Arcam EBM systems that we distribute for other companies. In January 2006, we announced a distribution agreement with Arcam AB to exclusively distribute their metal-based rapid manufacturing and prototyping systems in North America. In February 2006, we added a Vantage X to our FDM Vantage RP system product line previously known as the “triplets,” which were introduced in 2004. Prices now range from $85,000 for the base model Vantage to $195,000 for the fully equipped Vantage SE.  As we looked at the high-end productivity system mix in the quarter ended June 30, 2006 compared with the same 2005 period, we saw a shift in our product mix. period, we saw a shift in our product mix. Eden PolyJet sales increased while our internally manufactured high end products revenue declined.  We believe this shift is driven by two main factors:

•	New Eden PolyJet product introductions late in 2005 that represent a strong alternative to stereo lithography (“SLA”) systems.
•	The lack of substantial new high performance FDM product introductions over the past two years.

In August 2006, we announced that we will discontinue the distribution of the lower-margin Eden PolyJet products effective December 31, 2006. For all of 2006, we expect the sales of Eden Polyjet products and consumables will generate $9 million to $13 million in lower-margin revenue. Taking into consideration our plans for future new product introductions and the impact of potential new rapid manufacturing applications, we expect the impact from discontinuing Eden PolyJet products on our high-productivity system business in 2007 to be slightly negative to neutral.

As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts and other services.  These represent recurring revenue for us.  We expect that this trend will continue.

Gross profits, as a percentage of sales, declined in the second quarter of 2006 to 55% compared with 59% in the second quarter of 2005. The decline was primarily due to a shift in our product mix weighted toward our Dimension systems and the Eden PolyJet systems, which have a lower gross profit than our high-end productivity systems and consumables. We believe the introduction of the Dimension 1200s in April 2006 will have a favorable impact on gross margins relative to those reported in the first half of 2006.

Our 2006 strategy is based on the expectation that we will expand revenues faster than our operating expenses, with the intent to improve our operating income as compared with that recorded in 2005. Our  operating expenses grew slower than revenue  in the second quarter of 2006 compared to the second quarter of 2005, however, due to the shift in our product mix during the quarter, operating income declined as a percentage of sales. We will continue to focus on our operating expenses for the remainder of 2006, with the intent to improve our future operating profits.  We cannot, however, ensure that we will be successful.

During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three and six-months ended June 30, 2006, we offset approximately $251,000 and $582,000, respectively of R&D expenses with monies received from this customer.

Our balance sheet continues to be strong. We intentionally built-up inventory in the quarter of distributed Arcam metal systems in anticipation of orders.  As of June 30, 2006, our cash and investment position was approximately $39.8 million, with no debt. We continue to have a very strong balance sheet and liquidity to fund our 2006 growth strategy.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated.  All items are included in or derived from our consolidated statements of operations.

	For the three and six-months ended June 30,

	Three months		Six-months

	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.3%	41.4%	46.0%	40.6%
Gross profit	54.7%	58.6%	54.0%	59.4%
Selling, general, and administrative	32.2%	33.0%	33.0%	33.9%
Research & development	7.0%	8.1%	6.7%	7.8%
Operating income	15.5%	17.6%	14.3%	17.8%
Other income (expenses)	1.2%	.4%	1.1%	1.2%
Income before taxes	16.7%	18.0%	15.4%	19.0%
Income taxes	5.7%	4.1%	5.3%	5.7%
Net income	11.0%	13.9%	10.1%	13.3%

Net Sales

Net sales of our products and services and changes in net sales were as follows:

	Period Ended June 30,

	Three Months			Six Months
			Period-over- Period Change			Period-over- Period Change
	2006	2005		2006	2005

Product	$21,678	$16,905	28%	$39,221	$31,728	24%
Services	5,021	3,880	29%	9,701	7,920	22%

Net Sales	$26,699	$20,785	29%	$48,922	$39,648	23%

Units sold	527	351	50%	930	628	48%

For the three and six months ended June 30, 2006 compared to the same year-ago period, the growth in unit volume was greater than the sales increase as the growth in our Dimension systems units was 61% and 59% for the three- and six-month periods, respectively. Dimensions have a lower average selling price than our high-end productivity systems.  These increases were somewhat offset by flat revenue from our high-end productivity systems. Revenues from consumables increased 39% and 32% while our revenue from our Paid Parts service increased 75% and 46% in the three and six months ended June 30, 2006, respectively, as compared with the same 2005 period.  Consumable revenue was enhanced by the larger installed base of systems.

North American sales, which include Canada and Mexico, accounted for approximately 60% and 61% of total revenue in the three and six months ended June 30, 2006, as compared with approximately 59% and 60% in the three and six months ended June 30, 2005, respectively. Total North American sales, which include systems, services, and consumables, grew by approximately 30% and 25% for the three and six months ended June 30, 2006, respectively, compared to the same year-ago periods. International sales grew 30% and 25% for the three and six-months ended June 30, 2006, respectively, compared to the same periods last year.

Whereas we expect to report higher revenues and profits in 2006 over the results achieved in 2005, declining economic conditions could adversely impact our future sales and profitability.

Gross Profit

Gross profit and gross profit as a percentage of sales for our products and services, as well as the percentage changes in gross profit were as follows:

	Period Ended June 30,

	Three Months		Period-over- Period Change	Six Months		Period-over- Period Change

	2006	2005		2006	2005

Product	$11,123	$9,438	18%	$19,632	$17,963	9%
Services	3,475	2,751	26%	6,764	5,600	21%

	$14,598	$12,189	20%	$26,396	$23,563	12%

Percent of sales	54.7%	58.6%		54.0%	59.4%

The decline in the gross profit percentage for the three and six months ended June 30, 2006 compared to the same 2005 period is a result of a shift in our product mix. As part of our long-term strategy and belief in the price elasticity of demand model, in January 2006 we decreased the selling price of our Dimension SST and BST systems by $5,000 and $6,000, respectively. During 2006, a higher portion of our system sales were derived from our Dimension and PolyJet products, which generate a lower gross profit percentage relative to our internally manufactured high-end productivity systems. These negative impacts were somewhat offset by strong growth in our consumables revenues.

Operating Expenses

Operating expenses and operating expense as a percentage of sales, as well as the percentage change in operating expenses were as follows:

	Period Ended June 30,

	Three Months		Period-over- Period Change	Six Months		Period-over- Period Change

	2006	2005		2006	2005

Research & development	$1,858	$1,687	10%	$3,291	$3,074	7%
Selling, general & administrative expenses	8,605	6,853	26%	16,148	13,447	20%

Total operating expenses	$10,463	$8,540	23%	$19,439	$16,521	18%

Percentage of Sales	39.2%	41.1%		39.7%	41.7%

We adopted the fair value recognition provisions of SFAS No. 123R to expense stock-based compensation effective January 1, 2006. There was no modification made to outstanding share options or valuation methodology prior to the adoption of SFAS No. 123R.   Prior to the adoption of SFAS No. 123R, we accounted for employee stock-based compensation using the intrinsic value method prescribed by APB No. 25. For the three and six months ended June 30, 2006, selling, general and administrative expenses include approximately $284,000 and $697,000, respectively, of stock-based compensation expense. There was no similar stock-based compensation expense recorded in 2005. Exclusive of the stock-based compensation, selling, general and administrative expenses were $8,321 and $15,451, or 31.2% and 31.6% of sales, for the three and six months ended June 30, 2006, respectively. This represents an increase of 21% and 15% over the same year-ago three and six-month periods. Selling, general and administrative expenses declined as a percentage of sales as we successfully obtained some operating leverage on the higher sales volume.

Research and development increased by 10% over the previous year as we remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms.  Increases were primarily the result of increases in engineering headcounts partially offset by an increase in internally capitalized software of $257,000 and $652,000 for the three and six months ended June 30, 2006, respectively. This compares to $313,000 and $642,000 for the three and six months ended June 30, 2005, respectively. During the quarter ended September 30, 2005 we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications.

This effort is based around our high-performance systems. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three and six months ended June 30, 2006, we offset approximately $251,000 and $584,000, respectively, of R&D expenses with monies received from this customer. As we continue our commitment to R&D throughout 2006, we expect to report higher R&D expenses than we incurred in 2005.  However, the increases should still be lower than our revenue growth, which should have the effect of reducing R&D expenses as a percentage of revenue.

Operating Income

Operating income and operating income as a percentage of sales, as well as the percentage change in operating income, were as follows:

	Period Ended June 30,

	Three Months		Period-over- Period Change	Six Months		Period-over- Period Change

	2006	2005		2006	2005

Operating income	$4,134	$3,649	13%	$6,957	$7,042	(1)%

Percent of sales	15.5%	17.6%		14.2%	17.8%

Primarily due to the increase in net sales, and the other reasons cited above, for the three months ended June 30, 2006 compared with the same year-ago period, operating income increased.

For the reasons cited above, particularly the change in our product mix and adoption of SFAS No. 123R, our operating income for the six months ended June 30, 2006 declined relative to the same year-ago period.

Other Income (Expense)

Other income (expenses) and changes in other income (expenses) were as follows:

	Period Ended June 30,

	Three Months		Period-over- Period Change	Six Months		Period-over- Period Change

	2006	2005		2006	2005

Interest income	$387	$436	(11)%	$747	$809	(8)%
Foreign currency translation	(62)	(246)	75%	(182)	(331)	(45)%
Other	2	(95)		2	26	(92)%

Total	$328	$95	244%	$568	$504	13%

Percent of sales	1.3%	.4%		1.1%	1.3%

Interest income decreased in both the three and six months ended June 30, 2006 compared to the same year-ago periods due to a shift in investment strategy to more tax exempt instruments that yield lower pre-tax interest income and also due to slightly lower cash and investment balances. Foreign currency translation gains and losses are principally due to currency fluctuations between the US dollar and Euro. We enter into 30-day forward contracts to hedge its foreign currency exposure; however, in the quarter ended June 30, 2006 Euro collections were stronger than anticipated leaving us with forward contracts above our net exposure resulting in a net loss position in the quarter. In 2005, we hedged only a portion of our foreign currency exposure and the resulting loss was due to the weakening of the Euro relative to the US dollar. Our strategy is to continue to hedge our estimated Euro denominated accounts receivable position throughout the remainder of 2006.  At June 30, 2006, we had approximately €3.4 million in euro-denominated receivables and a €2.7 million 30-day forward contract.

Income Taxes

Income taxes and income taxes as a percent of net income before income taxes for the three and six-months ended June 30, 2006 and 2005 as well as the percentage change, were as follows:

	Period Ended June 30,

	Three Months		Period-over- Period Change	Six Months		Period-over- Period Change

	2006	2005		2006	2005

Income taxes	$1,526	$853	79%	$2,573	$2,260	14%

Percent of income before taxes	34.2%	22.8%		34.2%	29.9%

The effective tax rate for both the three and six months ended June 30, 2006 is higher than the same year-ago period primarily because a $325,000 benefit was recognized in the second quarter of 2005 resulting from discrete adjustments to prior years’ tax benefits from research activities and foreign sales income. The tax rate for 2006 is impacted by the adoption of SFAS No. 123R as stock-based compensation expense associated with incentive stock options are considered permanent differences for tax purposes and, therefore, increase the effective tax rate. The June 30, 2006 effective tax rate assumes no research and development credit as this portion of the tax law expired in 2005.

Net Income

Net income and net income as a percent of sales, as well as the percentage change in net income, were as follows:

	Period Ended June 30,

	Three Months		Period-over- Period Change	Six Months		Period-over- Period Change

	2006	2005		2006	2005

Net income	$2,936	$2,891	1%	$4,951	$5,287	(6)%

Percent of sales	11.0%	13.9%		10.1%	13.3%

Net income increased for the three months ended June 30, 2006 compared to the same year-ago periods primarily due to the increase in sales.  For the six-months ended June 30, 2006 compared to the same year-ago period, net income declined primarily due to the adoption of SFAS No. 123R.  As a percentage of sales, net income declined for both periods primarily because of the change in product mix, the effect of SFAS No. 123R, and the higher effective tax rate. The adoption of SFAS No. 123R had the effect of reducing the three and six-month ended June 30, 2006 net income by approximately $227,000 and $528,000, or $.02 and $.05 per diluted common share outstanding, respectively.

Liquidity and Capital Resources

A summary of our statements of cash flows for the six months ended June 30, 2006 and 2005 is as follows:

	2006	2005

Net income	$4,951	$5,287
Deferred income taxes	343	105
Depreciation and amortization	1,782	1,458
Stock-based compensation	697	—
Change in operating assets and liabilities	(6,589)	(4,050)
Net cash provided by operating activities	1,184	2,800
Net cash provided by (used in) investing activities	(1,242)	9,783
Net cash provided by (used in) in financing activities	613	(507)
Effect of exchange rate changes on cash	137	(264)

Net increase in cash and cash equivalents	692	11,812
Cash and cash equivalents, beginning of period	10,105	17,730

Cash and cash equivalents, end of period	$10,797	$29,542

We increased our cash, cash equivalents and short-term investment balances to approximately $30.8 million at June 30, 2006, from approximately $30.1 million at December 31, 2005. We decreased our long-term investments, consisting principally of municipal bonds, to $9.0 million compared to $11.3 million at December 31, 2005. At June 30, 2006 total cash, cash equivalents and investments were approximately $39.8 million compared with approximately $41.4 million at December 31, 2005.

In the six months ended June 30, 2006, net cash provided by our operating activities amounted to approximately $1.2 million compared with approximately $2.8 million in the comparable 2005 period. Cash provided from our net income, as adjusted to exclude the effects of non-cash charges, principally provided cash. This was offset by cash used for new product inventory for our Arcam systems, as well as Dimension 1200s announced in April 2006 and increases in accounts receivable. Our net accounts receivable balance increased to approximately $25.6 million at June 30, 2006 from approximately $20.0 million as of December 31, 2005, which was principally due to the timing of sales within the quarter and some impact from our extended terms on our sales demo program. Some of our international distributors have continued to carry high balances, some of which have exceeded our normal terms. During the quarter ended June 30, 2006 we wrote-off an approximately $434,000 receivable from a French distributor. This receivable had been fully reserved in prior quarters. We believe we have made adequate allowances against our accounts receivable balances.

At June 30, 2006, our inventory balances have increased to approximately $13.4 million from approximately $10.9 million at December 31, 2005.  The increase is largely due to the acquisition of Arcam distributed systems as well as an intentional build up of Dimension 1200 units. The remainder is primarily due to an approximate $564,000 increase in consumable materials inventory built to support our increasing installed base. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations.  As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory.  With the introduction of these new products, older products have been discontinued.  However, inventory for these discontinued products is still required to fulfill our service contracts.  Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

Our investing activities, which consist primarily of buying and selling auction-rate securities as well as tax-free bonds, provided cash of approximately $2.3 million. This was partially offset by fixed asset additions of approximately $2.8 million and payments for intangibles and other investments of approximately $754,000.  Much of the capital expenditure in 2006 was for equipment required by the growing components of our business, including manufacturing fixtures for the Dimension 1200, consumable manufacturing and Paid Parts.  Net cash used for payments for intangible assets and other investments included patents and capitalized software.

Our financing activities provided cash of $614,000 from the exercise of stock options.

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

While we believe that the primary source of liquidity during the remainder of 2006 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base.  To date, we have not borrowed against this credit facility.

As of June 30, 2006, we had gross accounts receivable of approximately $26.7 million less an allowance of approximately $1.1 million for returns and doubtful accounts.  Over our history, bad debt expense has generally been small as a percentage of sales. However, at June 30, 2006, large balances were concentrated with certain international distributors and some of these balances exceed our payment terms.  Default by one or more of these distributors could result in a significant charge against our current reported earnings. During the quarter ended June 30, 2006 we wrote-off an approximately $434,000 receivable from a French distributor. This receivable had been fully reserved in prior quarters.  We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions.   While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.  For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to approximately $74.1 million at June 30, 2006, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable.  Total current liabilities amounted to approximately $19.5 million. We have no debt. We believe we have adequate resources to fund our foreseeable future growth.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

We invoice sales to certain European distributors in Euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar.  In the six months ended June 30, 2006 and 2005, the net loss on foreign currency translations amounted to approximately $182,000 and $331,000, respectively. In the quarter ended June 30, 2006, we hedged between €2.7 million and €3.0 million of our accounts receivable that were denominated in Euros. The hedge resulted in a currency translation loss of approximately $371,000 for that period. Our strategy is to fully hedge our Euro-denominated accounts receivable position throughout the remainder of 2006. We will continue to monitor our exposure to currency fluctuations.  Instruments to hedge our risks may include foreign currency forward, swap, and option contracts.  These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations.  We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars.  Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

Critical Accounting Policies

We have prepared our consolidated interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America.  This has required us to make estimates, judgments, and assumptions that affected the amounts we reported.

We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, if we had used different assumptions or different conditions existed, our financial condition or results of operations could have been materially different.  The critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our consolidated interim financial statements are listed below.

Revenue Recognition

We recognize revenue, consistent with the SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition, amended by SAB 104 and Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectibility is reasonably assured.   Our standard terms are FOB shipping point, and as such most of our revenue from system sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance.  In these instances, revenues would be recognized only upon satisfying the conditions established by the customer in its purchase order to us.  Revenue from sales-type leases of our FDM systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases of our Dimension systems is recognized at time of shipment, since either the customer or the reseller performs the installation.  We recognize revenue from sales-type leases at the net present value of future lease payments.  Revenue from operating leases is recognized ratably over the lease period. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year.  On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the fair value of the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract.

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

Certain of our international distributors have carried large balances that have become overdue.  Most of these distributors have continued to pay down their balances and are still considered performing.  A default by one or more of these distributors could have a material effect, ranging from $.2 million to $1.0 million, on our reported operating results in the period affected

Inventories

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalent investments are exclusively in short-term money market, Auction Rate Certificates (“ARCs”), and sweep instruments with maturities of less than 90 days.  These are subject to limited interest rate risk.  A 10% change in interest rates would not have a material effect on our financial condition or results of operations.  Our short- and long-term investments are invested in ARCs, municipal government bonds, and certificates of deposit that bear interest at rates of 3.1% to 5.5%.  An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

We have not historically hedged sales from or expenses incurred by our European operations that are conducted in Euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our earnings before taxes by less than $0.3 million for the continued maintenance of our European facility.  In the quarter ended June 30, 2006 we hedged between €2.7 million and  €3.0 million of our accounts receivable balances that were denominated in Euros.  A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease earnings before taxes by between $0.4 million and $0.5 million.

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

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

          We held our Annual Meeting of Stockholders on May 17, 2006.  The following directors, constituting all of our directors, were elected at the meeting to serve until their respective successors are duly elected and qualified.  The directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

	For Election	Against/ Withheld Authority

Scott Crump	9,508,376	216,296
Ralph E. Crump	9,494,226	230,446
Edward J. Fierko	9,508,086	216,586
Clifford Schweiter	9,508,086	216,586
Arnold Wasserman	9,506,472	218,200
Gregory Wilson	9,468,685	255,987

Item 6.   Exhibits

               (a) Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	Stratasys, Inc.

	By:	/s/ Robert F. Gallagher

Robert F. Gallagher
Chief Financial Officer