Form 10-Q
period 2006-09-30
STRATASYS INC
filed 2006-11-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 1, 2006 the Registrant had 10,060,192 shares of common stock, $.01 par value issued and outstanding.

Stratasys, Inc.

i

Item 1. Financial Statements

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,095,327	$10,105,199
Short-term investments	19,000,000	20,000,000
Accounts receivable, less allowance for returns and doubtful accounts of $1,104,671 in 2006 and $1,584,149 in 2005	23,308,453	20,019,177
Inventories	13,475,266	10,887,198
Net investment in sales-type leases	2,634,181	2,036,386
Prepaid expenses	1,516,478	2,289,173
Deferred income taxes	597,000	597,000

Total current assets	69,626,705	65,934,133

Property and equipment, net	19,222,607	17,294,575

Other assets
Intangible assets, net	4,757,844	4,380,193
Net investment in sales-type leases	3,102,071	3,143,157
Deferred income taxes	392,000	392,000
Long-term investments	11,031,269	11,297,550
Other	2,325,653	2,237,985

	21,608,837	21,450,885

	$110,458,149	$104,679,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$8,697,101	$9,545,265
Unearned maintenance revenue	8,998,106	8,865,253

Total current liabilities	17,695,207	18,410,518

Commitments
Stockholders’ equity
Common stock, $.01 par value, authorized 15,000,000 shares, issued and outstanding 12,360,221 shares in 2006 and 12,287,205 shares in 2005	123,602	122,872
Capital in excess of par value	74,476,441	72,465,952
Retained earnings	38,306,746	30,795,945
Accumulated other comprehensive loss	(241,472)	(324,599)
Less cost of treasury stock, 2,300,029 and 2,171,529 shares in 2006 and 2005, respectively	(19,902,375)	(16,791,095)

Total stockholders’ equity	92,762,942	86,269,075

	$110,458,149	$104,679,593

See notes to consolidated interim financial statements

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Sales
Product	$19,781,371	$15,524,258	$59,002,516	$47,251,970
Services	5,367,792	4,157,221	15,069,027	12,077,273

	25,149,163	19,681,479	74,071,543	59,329,243

Cost of goods sold
Product	10,437,855	7,486,431	30,026,783	21,251,235
Services	1,641,997	1,362,673	4,579,064	3,682,178

	12,079,852	8,849,104	34,605,847	24,933,413

Gross profit	13,069,311	10,832,375	39,465,696	34,395,830

Costs and expenses
Research and development	1,575,083	1,516,253	4,866,604	4,589,981
Selling, general and administrative	7,953,944	6,344,170	24,101,807	19,791,084

	9,529,027	7,860,423	28,968,411	24,381,065

Operating income	3,540,284	2,971,952	10,497,285	10,014,765

Other income (expense)
Interest income	410,375	416,339	1,157,317	1,231,921
Other	(60,660)	(93,718)	(240,009)	(405,171)

	349,715	322,621	917,308	826,750

Income before income taxes	3,889,999	3,294,573	11,414,593	10,841,515
Income taxes	1,330,379	1,128,391	3,903,792	3,388,219

Net income	$2,559,620	$2,166,182	$7,510,801	$7,453,296

Earnings per common share
Basic	$0.25	$0.21	$0.74	$0.71

Diluted	$0.25	$0.20	$0.73	$0.69

Weighted average number of common shares outstanding
Basic	10,106,852	10,467,160	10,130,720	10,496,470

Diluted	10,286,542	10,785,292	10,351,903	10,837,344

COMPREHENSIVE INCOME
Net income	$2,559,620	$2,166,182	$7,510,801	$7,453,296
Other comprehensive income (loss)
Foreign currency translation adjustment	(53,878)	7,318	83,127	(257,192)

Comprehensive income	$2,505,742	$2,173,500	$7,593,928	$7,196,104

See notes to consolidated interim financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2006	2005

	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$7,510,801	$7,453,296
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	382,891	416,006
Depreciation	2,009,182	1,657,518
Amortization	767,388	572,400
Stock based compensation	981,274
Loss on disposal of assets	55,860	43,081
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	(3,289,276)	(3,834,943)
Inventories	(2,537,992)	(5,418,717)
Net investments in sales-type leases	(556,709)	(258,593)
Prepaid expenses	772,695	170,845
Other assets	(87,668)	(161,631)
Accounts payable and other current liabilities	(848,164)	1,154,894
Unearned maintenance revenue	132,853	574,969

Net cash provided by operating activities	5,293,135	2,369,125

Cash flows from investing activities
Proceeds from sale of investments	5,726,571	16,536,692
Payments for investments	(4,460,290)	(8,197,990)
Acquisition of property and equipment	(4,043,150)	(1,426,560)
Payments for intangible assets	(1,145,039)	(3,693,907)

Net cash provided by (used in) investing activities	(3,921,908)	3,218,235

Cash flows from financing activities
Net proceeds from exercise of stock options	647,054	199,107
Purchase of treasury stock	(3,111,280)	(690,362)

Net cash used in financing activities	(2,464,226)	(491,255)

Effect of exchange rate changes on cash	83,127	(257,192)

Net increase (decrease) in cash and cash equivalents	(1,009,872)	4,838,913
Cash and cash equivalents, beginning of period	10,105,199	17,729,845

Cash and cash equivalents, end of period	$9,095,327	$22,568,758

See notes to consolidated interim financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,

	2006	2005

	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information,
cash paid during the period for:
Income taxes	$5,138,460	$2,781,955

Supplemental schedule of noncash investing and financing activities:
Inventory transferred from machinery and equipment	$50,076	$121,050

See notes to consolidated interim financial statements.

Notes to Consolidated Interim Financial Statements

Note 1-- Basis of Presentation

The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in the consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated interim financial statements have been prepared and presented in accordance with the instructions to the Form 10-Q and Article 10 of Regulation S-X. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2-- Inventories

Inventories consisted of the following at September 30, 2006 (unaudited) and December 31, 2005 respectively:

	2006	2005

Finished goods	$7,880,038	$4,268,544
Raw materials	5,595,228	6,618,654

Totals	$13,475,266	$10,887,198

Note 3--Commitments

The Company has signed commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $6,500,000, some of which contain non-cancellation clauses.

Note 4--Earnings per Common Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share. The difference between the number of shares used to compute basic earnings per common share and diluted earnings per common share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended September 30, 2006 and 2005, the additional shares amounted to 179,690 and 318,132, respectively. For the nine months ended September 30, 2006 and 2005, the additional shares amounted to 221,183 and 340,874, respectively.

Note --5 Stock Based Compensation

The Company has various stock option plans that have been approved by the shareholders. Effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS No. 123 revised, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) to expense stock-based compensation.  Prior to the adoption of SFAS No. 123R, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.  There was approximately $284,000 and $981,000 of compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) in the three and nine months ended September 30, 2006, respectively. The associated future income tax benefit recognized was approximately $58,000 and $218,000 in the three and nine months ended September 30, 2006. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. Prior to the adoption of SFAS No. 123R, the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under APB 25. The impact of forfeitures is not material. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.  No options were granted in the nine months ended September 30, 2006.

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123R for the three and nine months ended September 30, 2005:

	Period ended September 30, 2005,

	Three Months	Nine Months

	(Unaudited)
Net income as reported	$2,166,182	$7,453,296
Effect of stock-based compensation accounted for under the fair value recognition provisions, net of tax	(288,000)	(4,609,000)

Pro forma net income	$1,878,182	$2,844,296

Earnings per common share:
Basic, as reported	$0.21	$0.71
Basic, pro forma	$0.18	$0.27
Diluted, as reported	$0.20	$0.69
Diluted, pro forma	$0.17	$0.26

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

In the quarter ended September 30, 2006, our revenues increased to approximately $25.1 million, a 28% increase over the approximate $19.7 million that we reported in the third quarter of 2005.  The number of units that we shipped in the quarter increased by approximately 25% to 383 units as compared with 306 units shipped in the third quarter of 2005. The higher shipment level was due to a continuing strong interest in our Dimension systems. Based on industry reports, we believe that since 2002 we have shipped more total RP systems than any other company in the world. Revenues derived from our consumable products increased significantly in the quarter ended September 30, 2006, as compared with the quarter ended September 30, 2005. We believe that our consumable sales should increase in future quarters due to the significant expansion of our active installed base over the past several years.

We believe that we are successfully implementing our marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market. Our sales growth in the first nine months of 2006 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace. Our strategy for the remainder of 2006 will be to continue to expand our position in the 3D printing market through increased sales of our Dimension product line (our low-cost 3D printers). We strategically reduced the list price of the Dimension SST in January 2006 from $29,900 to $24,900 and we reduced the price of the Dimension BST from $24,900 to $18,900.  In April 2006, we introduced the new Dimension 768 SST and BST models at list prices of $24,900 and $18,900, respectively. The Dimension 768 models are replacements for the previous Dimension SST and BST and offer increased software design and ease-of-use features. In April 2006, we also launched the Dimension 1200 SST and BST models at list prices of $29,900 and $21,900, respectively. The Dimension 1200 has a 56% larger building capacity than the Dimension 768 and is 20% faster. We believe that the Dimension 768 BST at $18,900 is among the lowest priced systems in the RP market.  We believe that the 3D printing market continues to represent a significant growth area and that Dimension products will continue to have a significant positive impact on our results in 2006 and beyond.

With the introduction of the Dimension SST in February 2004, we initiated a highly successful distributor program involving resellers purchasing demonstration systems with extended payment terms on both the Dimension SST and Dimension BST. While the program impacted our accounts receivable days sales outstanding (“DSO”) during a portion of 2004 and 2005, it proved an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program in 2006. Again, this program adversely impacted our DSO in the first nine months of 2006 as we expected.  However, we believe our distributor program is an integral part of our strategy to expand the 3D printing market.

Our strategy also includes the expansion of our position in the RP market through the growth of our high performance systems, represented principally by our Titan, Vantage, and Maxum FDM® (fused deposition modeling) based systems, as well as the Eden PolyJet and Arcam EBM systems that we distribute for other companies. In January 2006, we announced a distribution agreement with Arcam AB to exclusively distribute their metal-based rapid manufacturing and prototyping systems in North America. In February 2006, we added a Vantage X to our FDM Vantage RP system product line previously known as the “triplets,” which were introduced in 2004. Prices now range from $85,000 for the base model Vantage to $195,000 for the fully equipped Vantage SE.  As we looked at the high-end productivity system mix in the quarter ended September 30, 2006 compared with the same 2005 period, we saw a shift in our product mix. We saw strong growth 29% in Eden PolyJet system sales as new models were introduced in 2006, and we also saw an increase of 20% of our internally manufactured high end products revenue.

In August 2006, we announced that we will discontinue the distribution of the lower margin Eden PolyJet products effective December 31, 2006. For all of 2006, we expect the sales of Eden PolyJet products, consumables, and maintenance, will generate $14 million to $16 million in lower margin revenue. Taking into consideration our plans for future new product introductions and the impact of potential new rapid manufacturing applications, we expect the impact from discontinuing Eden PolyJet products to be slightly negative-to-neutral on our high-productivity system business in 2007.

As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services.  These represent recurring revenue for us.  We expect that this trend will continue.

Gross profits, as a percentage of sales, declined in the third quarter of 2006 to 52% compared with 55% in the third quarter of 2005. The decline was primarily due to a shift in our product mix weighted toward our Dimension systems, Eden PolyJet systems, and our initial sale of an Arcam metals system. All these have lower gross profit margins than our high-end productivity systems and consumables.

Our 2006 strategy is based on the expectation that we will expand revenues faster than our operating expenses, with the intent to improve our operating income as compared with that recorded in 2005. In the third quarter of 2006 compared to the third quarter of 2005 operating expenses grew 21%, which includes stock option compensation expense, and 18% excluding such expense. Due to the shift in our product mix during the quarter operating income declined as a percentage of sales. We will continue to focus on our operating expenses for the remainder of 2006, with the intent to improve our future operating profits.  We cannot, however, ensure that we will be successful.

During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three and nine months ended September 30, 2006, we offset approximately $292,000 and $875,000, respectively, of R&D expenses with monies received from this customer.

Our balance sheet continues to be strong. As of September 30, 2006, our cash and investment position was approximately $39.1 million, with no debt. In addition, we intentionally built-up inventory in the quarter of distributed Eden consumables to meet future demand.  We believe that we to have adequate liquidity to fund our growth strategy for the remainder of 2006.

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
(All amounts in thousands)(Unaudited)

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated.  All items are included in or derived from our consolidated statements of operations.

	Period ended September 30,

	Three months		Nine-months

	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.0%	45.0%	46.7%	42.0%
Gross profit	52.0%	55.0%	53.3%	58.0%
Research and development	6.3%	7.7%	6.6%	7.7%
Selling, general, and administrative	31.6%	32.2%	32.5%	33.4%
Operating income	14.1%	15.1%	14.2%	16.9%
Other income (expenses)	1.5%	1.6%	1.2%	1.4%
Income before taxes	15.5%	16.7%	15.4%	18.3%
Income taxes	5.3%	5.7%	5.3%	5.7%
Net income	10.2%	11.0%	10.1%	12.6%

Net Sales

Net sales of our products and services and changes in net sales were as follows:

	Period Ended September 30,

	Three Months			Nine Months
			Period-over- Period Change			Period-over- Period Change
	2006	2005		2006	2005

Product	$19,781	$15,524	27%	$59,003	$47,252	25%
Services	5,368	4,157	29%	15,069	12,077	25%

Net sales	$25,149	$19,681	28%	$74,072	$59,329	25%

Units sold	383	306	25%	1,313	935	40%

For the three months ended September 30, 2006 compared to the same year-ago period, the growth in unit volume was lower than the sales increase as the growth in our high-end productivity systems was 26% compared to a 9% increase in unit volume.  For the nine months ended September 30, 2006 compared to the same year-ago period, the growth in unit volume was greater than the sales increase as the growth in our Dimension systems units was 49% for the nine-month period. Dimensions have a lower average selling price than our high-end productivity systems. Revenues from consumables increased 36% and 33% while our revenue from our Paid Parts service increased 70% and 55% in the three and nine months ended September 30, 2006, respectively, as compared with the same 2005 periods.  Consumable revenue was enhanced by the larger installed base of systems.

North American sales, which include Canada and Mexico, accounted for approximately 67% and 63% of total revenue in the three and nine months ended September 30, 2006, as compared with approximately 65% and 62% in the three and nine months ended September 30, 2005, respectively. Total North American sales, which include systems, services, and consumables, grew by approximately 31% and 27% for the three and nine months ended September 30, 2006, respectively, compared to the same year-ago periods. International sales grew 20% for both the three and nine months ended September 30, 2006 compared to the same periods last year.

Whereas we expect to report higher revenues and profits in 2006 over the results achieved in 2005, declining economic conditions could adversely impact our future sales and profitability.

Gross Profit

Gross profit and gross profit as a percentage of sales for our products and services, as well as the percentage changes in gross profit were as follows:

	Period Ended September 30,

	Three Months			Nine Months
			Period-over- Period Change			Period-over- Period Change
	2006	2005		2006	2005

Product	$9,344	$8,038	16%	$28,976	$26,001	11%
Services	3,726	2,795	33%	10,490	8,395	25%

	$13,069	$10,832	21%	$39,466	$34,396	15%

Percent of sales	52.0%	55.0%		53%	58.0%

The decline in the gross profit percentage for the three and nine months ended September 30, 2006 compared to the same 2005 periods is a result of a shift in our product mix. As part of our long-term strategy and our belief in the price elasticity of the demand model for the 3D printing market, we decreased the selling price of our Dimension SST and BST systems by $5,000 and $6,000, respectively, in January 2006. During 2006, a higher portion of our system sales was derived from our Dimension, PolyJet, and Arcam products, which generate a lower gross profit percentage relative to our high-end productivity systems. These negative impacts were somewhat offset by strong growth in our consumables sales.

Operating Expenses

Operating expenses and operating expense as a percentage of sales, as well as the percentage change in operating expenses were as follows:

	Period Ended September 30,

	Three Months			Nine Months
			Period-over- Period Change			Period-over- Period Change
	2006	2005		2006	2005

Research & development	$1,575	$1,516	4%	$4,867	$4,590	6%
Selling, general & administrative expenses	7,954	6,344	25%	24,101	19,791	22%

Total operating expenses	$9,529	$7,860	21%	$28,968	$24,381	19%

Percentage of sales	37.9%	39.9%		39.1%	41.1%

We adopted the fair-value recognition provisions of SFAS No. 123R to expense stock-based compensation effective January 1, 2006. There was no modification made to outstanding share options or valuation methodology prior to the adoption of SFAS No. 123R.   Prior to the adoption of SFAS No. 123R, we accounted for employee stock-based compensation using the intrinsic value method prescribed by APB No. 25. For the three and nine-months ended September 30, 2006, selling, general and administrative expenses include approximately $284,000 and $981,000, respectively, of stock-based compensation expense. There was no similar stock-based compensation expense recorded in 2005. Exclusive of the stock-based compensation, selling, general and administrative expenses were approximately $7,670,000 and $23,120,000 or 30.5% and 31.2% of sales, for the three and nine months ended September 30, 2006, respectively. This represents an increase of 21% and 17% over the same year-ago three and nine-month periods.  Selling, general and administrative expenses declined as a percentage of sales as we successfully obtained some operating leverage on the higher sales volume.

Research and development increased by 4% and 6% for the three and nine-months ended September 30, 2006, compared to the same 2005 periods, as we remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms.  Increases were primarily the result of increases in engineering headcounts partially offset by an increase in internally capitalized software of $346,000 and $998,000 for the three and nine months ended September 30, 2006, respectively. This compares to $334,000 and $976,000 for the three and nine months ended September 30, 2005, respectively. During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three and nine months ended September 30, 2006, we offset approximately $292,000 and $875,000, respectively, of R&D expenses with monies received from this customer. As we continue our commitment to R&D throughout 2006, we expect to report higher R&D expenses than we incurred in 2005.  However, the increases should still be lower than our sales growth, which should have the effect of reducing R&D expenses as a percentage of sales.

Operating Income

Operating income and operating income as a percentage of sales, as well as the percentage change in operating income, were as follows:

	Period Ended September 30,

	Three Months			Nine Months
			Period-over- Period Change			Period-over- Period Change
	2006	2005		2006	2005

Operating income	$3,540	$2,972	19%	$10,497	$10,014	5%

Percent of sales	14.1%	15.1%		14.2%	16.9%

Primarily due to the increase in net sales, and the other reasons cited above, for the three and nine months ended September 30, 2006 compared with the same year-ago periods, operating income increased.

Other Income (Expense)

Other income (expense), other income (expense) as a percent of sales and changes in other income (expense) were as follows:

	Period Ended September 30,

	Three Months			Nine Months
			Period-over- Period Change			Period-over- Period Change
	2006	2005		2006	2005

Interest income	$410	$416	(1)%	$1,157	$1,225	(6)%
Foreign currency translation	(85)	(72)	18%	(267)	(403)	34%
Other	24	(22)	209%	27	4	575%

Total	$349	$322	8%	$917	$826	11%

Percent of sales	1.4%	1.6%		1.2%	1.4%

Interest income decreased in both the three and nine months ended September 30, 2006 compared to the same year-ago periods due to a shift in investment strategy to more tax exempt instruments that yield lower pre-tax interest income and also due to slightly lower cash and investment balances. Foreign currency translation gains and losses are principally due to currency fluctuations between the US dollar and the Euro. We enter into 30-day forward contracts to hedge our foreign currency exposure; however, in the quarter ended September 30, 2006, Euro collections were stronger than anticipated leaving us with forward contracts above our net exposure resulting in a net loss position in the quarter. In 2005, we hedged only a portion of our foreign currency exposure and the resulting loss was due to the weakening of the Euro relative to the US dollar. Our strategy is to continue to hedge our estimated Euro denominated accounts receivable position throughout the remainder of 2006.  At September 30, 2006, we had approximately €3.8 million in euro-denominated receivables and a €3.3 million 30-day forward contract.

Income Taxes

Income taxes and income taxes as a percent of net income before income taxes for the three and nine months ended September 30, 2006 and 2005 as well as the percentage change, were as follows:

	Period Ended September 30,

	Three Months			Nine Months
			Period-over- Period Change			Period-over- Period Change
	2006	2005		2006	2005

Income taxes	$1,330	$1,128	18%	$3,904	$3,388	15%

Percent of income before taxes	34.2%	34.2%		34.2%	31.2%

The effective tax rate for the nine months ended September 30, 2006 is higher than the same year-ago period primarily because a $325,000 benefit was recognized in the second quarter of 2005 resulting from discrete adjustments to prior years’ tax benefits from research activities and foreign sales income. The tax rate for 2006 is impacted by the adoption of SFAS No. 123R as stock-based compensation expense associated with incentive stock options are considered permanent differences for tax purposes and, therefore, increase the effective tax rate. The September 30, 2006 effective tax rate assumes no research and development credit as this portion of the tax law expired in 2005.

Net Income

Net income and net income as a percent of sales, as well as the percentage change in net income, were as follows:

	Period Ended September 30,

	Three Months			Nine Months
			Period-over- Period Change			Period-over- Period Change
	2006	2005		2006	2005

Net income	$2,560	$2,166	18%	$7,511	$7,453	1%

Percent of sales	10.2%	11.0%		10.1%	12.6%

Net income increased for the three months ended September 30, 2006 compared to the same year-ago period primarily due to the increase in sales.  For the nine months ended September 30, 2006 compared to the same year-ago period, net income remained flat primarily due to the adoption of SFAS No. 123R in 2006.  As a percentage of sales, net income declined for both periods primarily because of the change in product mix and the effect of SFAS No. 123R. The adoption of SFAS No. 123R had the effect of reducing net income for the three and nine months ended September 30, 2006 by approximately $284,000 and $981,000, or $.02 and $.07 per diluted common share outstanding, respectively.

Liquidity and Capital Resources

A summary of our statements of cash flows for the nine months ended September 30, 2006 and 2005 is as follows:

	2006	2005

Net income	$7,511	$7,453
Deferred income taxes	383	416
Depreciation and amortization	2,777	2,230
Stock based compensation	981	—
Change in operating assets and liabilities	(6,359)	(7,730)
Net cash provided by operating activities	5,293	2,369
Net cash provided by (used in) investing activities	(3,922)	3,218
Net cash used in financing activities	(2,464)	(491)
Effect of exchange rate changes on cash	83	(257)

Net increase (decrease) in cash and cash equivalents	(1,010)	4,839
Cash and cash equivalents, beginning of period	10,105	17,730

Cash and cash equivalents, end of period	$9,095	$22,569

We decreased our cash, cash equivalents and short-term investment balances to approximately $28.1 million at September 30, 2006, from approximately $30.1 million at December 31, 2005. We decreased our long-term investments, consisting principally of municipal bonds, to $11.0 million compared to $11.3 million at December 31, 2005. At September 30, 2006 total cash, cash equivalents and investments were approximately $39.1 million compared with approximately $41.4 million at December 31, 2005.

In the nine months ended September 30, 2006, net cash provided by our operating activities amounted to approximately $5.3 million compared with approximately $2.4 million in the comparable 2005 period. Cash provided from our net income, as adjusted to exclude the effects of non-cash charges, principally provided cash. This was offset by cash used for new product inventory for our Arcam systems, as well as Dimension 768s and increases in accounts receivable. Our net accounts receivable balance increased to approximately $23.3 million at September 30, 2006 from approximately $20.0 million as of December 31, 2005, which was principally due to the timing of sales within the quarter and some impact from our extended terms on our sales demo program. Some of our international distributors have continued to carry high balances, some of which have exceeded our normal terms. During the quarter ended June 30, 2006 we wrote-off an approximately $434,000 receivable from a French distributor. This receivable had been fully reserved in prior quarters. We believe we have made adequate allowances against our accounts receivable balances.

At September 30, 2006, our inventory balances have increased to approximately $13.5 million from approximately $10.9 million at December 31, 2005.  The increase is largely due to building inventory of our new 3D Printer models, introduced during the year. The remainder is primarily due to an approximate $1.6 million increase in consumable materials inventory built to support our increasing installed base. A significant portion of our inventory is dedicated to fulfilling our service contract and warranty obligations.  As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory.  With the introduction of these new products, older products have been discontinued.  However, inventory for these discontinued products is still required to fulfill our service contracts.  Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

Our investing activities used cash of approximately $3.9 million. Buying and selling auction-rate securities as well as tax-free bonds, provided cash of approximately $1.3 million. This was offset by fixed asset additions of approximately $4.0 million and payments for intangibles and other investments of approximately $1.1 million.  Much of the capital expenditure in 2006 was for equipment required by the growing components of our business, including manufacturing fixtures for the Dimension 1200, consumable manufacturing, and Paid Parts, and for improvements to our facilities.  Net cash used for payments for intangible assets and other investments included patents and capitalized software.

Our financing activities provided cash of approximately $647,000 from the exercise of stock options, and used cash of approximately $3.1 million for the repurchase of treasury stock. For the remainder of 2006, we expect to use our cash as follows:

•	for improvements to our facilities;
•	for the continuation of our leasing program;
•	for working capital purposes;
•	for information systems (“I/S”) and infrastructure enhancements;
•	for new product and materials development;
•	for sustaining engineering;
•	for the acquisition of equipment, including production equipment, tooling, and computers;
•	for the purchase of intangible assets, including patents;
•	for increased selling and marketing activities, especially as they relate to the continued market and channel development, as well as, Eden and Arcam market development;
•	for acquisitions and/or strategic alliances; and
•	for our common stock buyback program

While we believe that the primary source of liquidity during the remainder of 2006 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base.  To date, we have not borrowed against this credit facility.

As of September 30, 2006, we had gross accounts receivable of approximately $24.4 million less an allowance of approximately $1.1 million for returns and doubtful accounts.  Over our history, bad debt expense has generally been small as a percentage of sales. However, at September 30, 2006, large balances were concentrated with certain international distributors and some of these balances exceed our payment terms.  Default by one or more of these distributors could result in a significant charge against our current reported earnings. During the quarter ended June 30, 2006 we wrote-off an approximately $434,000 receivable from a French distributor. This receivable had been fully reserved in prior quarters.  We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions.   While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.  For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to approximately $69.6 million at September 30, 2006, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable.  Total current liabilities amounted to approximately $17.7 million. We have no debt. We believe we have adequate resources to fund our foreseeable future growth.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

We invoice sales to certain European distributors in Euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar.  In the nine months ended September 30, 2006 and 2005, the net loss on foreign currency translations amounted to approximately $267,000 and $403,000, respectively. In the quarter ended September 30, 2006, we hedged between €2.7 million and €3.3 million of our accounts receivable that were denominated in Euros. The hedge resulted in a currency translation loss of approximately $17,000 for that period. Our strategy is to hedge substantially all of our Euro-denominated accounts receivable position throughout the remainder of 2006. We will continue to monitor our exposure to currency fluctuations.  Instruments to hedge our risks may include foreign currency forward, swap, and option contracts.  These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations.  We expect to continue to derive most of our sales from regions where the transactions are negotiated, invoiced, and paid in US dollars.  Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

Critical Accounting Policies

We have prepared our consolidated interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, and Regulation S-X.  This has required us to make estimates, judgments, and assumptions that affected the amounts we reported.

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

Revenue Recognition

We recognize revenue, consistent with the SEC’s Staff Accounting Bulletin (SAB) 101, Revenue Recognition, amended by SAB 104 and Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectibility is reasonably assured.   Our standard terms are FOB shipping point, and as such most of our revenue from system sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance.  In these instances, revenues would be recognized only upon satisfying the conditions established by the customer in its purchase order to us.  Revenue from sales-type leases of our FDM systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases of our Dimension systems is recognized at time of shipment, since either the customer or the reseller performs the installation.  We recognize revenue from sales-type leases at the net present value of future lease payments.  Revenue from operating leases is recognized ratably over the lease period. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year.  On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the fair value of the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract.

We assess collectibility as part of the revenue recognition process.  We evaluate a number of factors to assess collectibility, including an evaluation of the credit worthiness of the customer, past payment history, and current economic conditions.  If it is determined that collectibility cannot be reasonably assured, we would decline shipment, request a down payment, or defer recognition of revenue until ultimate collectibility is more determinable.  We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded.  This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers.  If these trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns.  We have little history as to potential returns under our lease programs.  We will monitor our lease sales in the future, and if necessary will record a provision for returns on leased systems.

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

These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets.  They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability.  The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for 2005. These forward-looking statements are based on assumptions, among others, that we will be able to:

•	continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

•	successfully develop the 3D printing market with our Dimension BST and Dimension SST systems, and that the market will accept these systems;

•	maintain our revenues and gross margins on our present products;

•	control our operating expenses;

•	expand our manufacturing capabilities to meet the expected demand generated by Dimension BST, Dimension SST, Paid Parts, and our consumable products;

•	successfully and profitably distribute and service the Arcam systems;

•	successfully commercialize new materials, and that the market will accept these new materials; and

•	recruit, retain, and develop employees with the necessary skills to produce, create, commercialize, market, and sell our products.

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

Foreign Currency Exchange Rate Risk

In the quarter ended September 30, 2006 we hedged between €2.7 million and  €3.3 million of our accounts receivable balances that were denominated in Euros.  A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease earnings before taxes by between $0.4 million and $0.5 million. A hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our earnings before taxes by less than $0.3 million for the continued maintenance of our European facility.

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

Internal Control over Financial Reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II
OTHER INFORMATION

Item 2.  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

Month #1 (July 1, 2006 through July 31, 2006)	—	—	—	$11,095,000
Month #2 (August 1, 2006 through August 31, 2006)	128,500	$24.21	128,500	$7,984,000
Month #3 (September 1, 2006 through September 30, 2006)	—	—	—	$7,984,000
Total	128,500	$24.21	128,500	$7,984,000

(1)

On October 27, 2005, our Board of Directors authorized us to purchase up to $20 million of our common stock, which superseded a prior $10 million authorization. This repurchase plan does not have an expiration date.

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

Date: November 8, 2006	Stratasys, Inc.

	By:	/s/ Robert F. Gallagher

Robert F. Gallagher
Chief Financial Officer