Form 10-K
period 2006-12-31
STRATASYS INC
filed 2007-03-15
CIK 915735

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006 or
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

(952) 937-3000
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $.01 par value	Nasdaq Global Select Market NYSE Arca, Inc

Securities Registered Under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐	No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerate filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

          The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2006, the last business day of the Registrant’s most recently completed second quarter, was approximately $ 276,000,000. On such date, the closing price of the Registrant’s Common Stock, as quoted on the Nasdaq Global Select Market was $29.46.

          The Registrant had 10,208,862 shares of common stock outstanding as of March 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Stockholders scheduled to be held on May 8, 2007 are incorporated by reference into Part II, Item 5 and Part III of this Annual Report.

PART I

Item 1.     Business.

General Development of Business

          We are a leader in the market for office rapid prototyping (“RP”) systems, which includes three dimensional (“3D”) printing systems.  We develop, manufacture, and sell a family of systems, including a line of 3D printers, all of which create physical models from computerized designs. We were incorporated in Delaware in 1989 and our executive offices are located in Eden Prairie, Minnesota. Our systems are based on our core patented fused deposition modeling (“FDM®”) technology and on our patented Genisys®  technology, which we purchased from IBM in 1994. We sold our first product, the 3D Modeler®, commercially in April 1992 and introduced our second product, the Benchtop, in June 1993. In February 2002, we introduced Dimension®. Dimension offers ABS modeling capabilities on a desktop 3D printer platform. We believe that Dimension, when introduced at $29,900, was the lowest priced system in the RP and 3D printing markets. Other recent significant developments in our business are set forth below:

•

In September 2005, we announced that we received a $3.6 million order from a Fortune 500 global manufacturing company to advance our proprietary FDM® technology for direct digital manufacturing applications. The effort will be based around our high-end FDM productivity systems and will eventually result in the introduction of a new high-end productivity system.

•

In October 2005, we announced the launch of RedEye RPM™, our Internet RP parts service that builds prototypes and parts using the FDM process for customers in North America. RedEye RPM.com augments our existing Paid Parts service by employing a proprietary, secure quoting-and-ordering engine that allows automated, instant quoting and ordering around the clock, seven days a week.

•

In January 2006, we announced a distribution agreement with Arcam AB to exclusively distribute their metal-based direct digital manufacturing and prototyping systems in North America. In Arcam’s patented electron-beam melting (“EBM”) process, called CAD to Metal®, titanium powder is transformed into solid metal parts for either functional prototyping or end-use. The process is currently used in three main industries: aerospace, automobile, and medical implants.

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

•

In April 2006 we announced the introduction of four new 3D printers, the Dimension 1200s SST™ and BST and the Dimension 768s SST™ and BST providing our customers products offering a wide range of features and build sizes ranging in price from $18,900 to $29,900. The Dimension 1200’s offer a 57% larger build envelope than the 768’s as well as increased build speed. The SST models offer all the functionality as the BST with the addition of a soluble support removal system. These systems give users greater convenience in the design process while allowing for the creation of ABS plastic models and prototypes that involve more complex design geometries.

•

In August 2006, we announced that effective January 1, 2007 we were discontinuing our North American Distributor Agreement with Objet Geometries Ltd. (“Objet”). The Eden systems that we distributed (the “Eden systems”) use inkjet technology to jet ultra-fine layers of UV-cured resin to build RP models. While the distribution agreement contributed approximately $16.2 million, $9.0 million, and $4.0 million in 2006, 2005 and 2004 sales, respectively, these sales were at an average gross margin of 27%. After allocation of associated costs, our internal financial statements indicated that distribution of the Eden systems made a negligible contribution to our earnings. In order to provide a smooth transition for our customers, we will continue to service the Eden systems we sold through August 1, 2007.

•

In January 2007, we introduced the new Dimension Elite with soluble supports offering the customer a new ABSplus material that on average is 40% stronger than our other ABS material offering. Priced at $32,900, the Elite builds in thinner layers offering better fine feature model detail.

Description of Business

          We are a leader in the RP and 3D printing market. We develop, manufacture, market, and service a family of 3D printers and high-performance systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer-aided design (“CAD”) workstation. Our high-performance systems are used both to create prototype models as well as to produce parts for end user applications or direct digital manufacturing (“DDM”). Our 3D printers and high-performance systems can be used in office environments without expensive facility modification. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes directly from a designer’s three-dimensional CAD in a matter of hours. In addition to selling RP systems and 3D printers, we make and sell parts for RP and DDM applications through our Paid Parts service based on our customers’ CAD files. We estimate approximately 10-15% of our Paid Parts revenue is for DDM parts.

          We believe that the 3D printers and high-performance systems using our FDM technology are the only systems commercially available that can produce prototypes  and parts from production grade plastic without relying on lasers. This affords our products a number of significant advantages over other commercially available three-dimensional rapid prototyping technologies that rely primarily on lasers to create models. Such benefits include:

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

          With the addition of the Arcam systems, we are offering for the first time an RP and DDM system that builds parts from metal. In Arcam’s patented EBM process, called CAD to Metal®, titanium powder is transformed into solid metal parts for either functional prototyping or end-use. The process is currently used in three main industries: aerospace, automobile, and medical implants. The electron-beam melting process is five times more efficient than competitive laser-based metal-fabrication processes. We see strong potential for Arcam’s products in North America, and we expect to help expand its installed base of systems.

Based upon data and estimates furnished in the 2006 Wohlers Report, through 2005 we shipped approximately 29% of all RP systems since the industry’s inception in 1987, an improvement over the 24% we realized through 2002. The 2006 Wohlers Report also states that we shipped 34% of all RP systems globally in 2005.

Applications for High-performance Systems and 3D Printers

          Both high-performance systems and 3D printers allow for the physical modeling of a design using a special class of machine technology. These systems take data created from CAD data, CT and MRI scan data or 3D digitized data to quickly produce models, using an additive approach. Traditionally, RP and 3D printing have been used by organizations to accelerate product development. Many companies use RP and 3D printing models to test form, fit and function to help improve the time to market.

          Frequently, users report rapid pay-back times by using RP and 3D printing, as they accelerate their product development cycle and reduce post-design flaws through more extensive design verification and testing.

          RP also represents opportunities for direct digital manufacturing (“DDM”). DDM involves the use of prototypes fabricated directly from the RP system that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low volume parts that require rapid turn-around, and for which tooling would not be appropriate due to small volumes. Our FDM Titan, Vantage, and Maxum products are well suited for these types of applications.

          An emerging portion of the DDM market segment is Rapid Tooling (“RT”). Although not clearly defined today, RT is driven by added fabrication, and high-performance systems allow for the production of molds and fixtures directly from CAD data or indirectly by producing custom mold inserts.

          During the past four years, the largest growth segment of the RP market has been 3D printers. 3D printers are low-cost RP systems (typically under $40,000) that reside in the design/engineering office environment, allowing product development organizations quick access to a modeling system.

          We have shipped over 7,000 systems since our inception. A wide variety of design and manufacturing organizations use our systems. Current markets include:

•	Aerospace	•	Automotive

•	Consumer Products	•	Business Machines

•	Educational Institutions	•	Electronics

•	Medical Systems	•	Medical Analysis

•	Mold Making	•	Tooling

•	Direct digital manufacturing of custom parts	•	Fixtures

•	Heavy Equipment	•	Architecture

Additional future applications include:

•	Architectural design	•	Secondary tooling and mold-making

•	Free-form graphic design	•	Art and animation

          Among potential medical applications, rapid prototyping is being used to produce accurate models of internal organs, bones and skulls for pre-operative evaluations or modeling of prostheses. In such uses, our RP systems serve as a peripheral device for CT and MRI devices.

Products

          3D Printers and High-Performance Systems

          We have been developing and improving our line of  products since our inception in 1989. Since our first commercial product was introduced in 1992, we have enhanced and expanded our product line. We have improved both the speed and the accuracy of our FDM systems, expanded their build envelopes, introduced a number of new modeling materials and developed and introduced a low-cost 3D printer. We have also enhanced and upgraded the software that our systems use to read CAD files and build parts.

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

          Our family of 3D printers and high-performance systems affords a customer’s product development team, including engineers, designers and managers, the ability to create prototypes through all stages of the development cycle. Artists and architects utilize our systems in developing their products.  Our products meet the needs of a very demanding and diverse industrial base by offering a wide range of capability and price from which to choose. The domestic list prices of our systems range from $18,900 for Dimension 768 BST to $250,000 for our high-performance FDM Maxum. We also offer special pricing for trade-in systems and upgrades.

          Dimension is a 3D printer that allows a user to create parts in ABS plastic. ABS offers the part strength required for true form, fit and function testing. Dimension operates in the office, offering speed, ease of use and networking capabilities at a competitive price. It features our Catalyst® software, which offers a single push-button operation by automating all of the required build procedures. We introduced Dimension BST in February 2002, although commercial shipments to selected resellers commenced in December 2001. We believe that Dimension BST, at a list price of $18,900, is among the lowest-priced whole product systems in the 3D printing market. Dimension SST, introduced in February 2004, offers users the benefits of our WaterWorks, or soluble support technology (SST), on the Dimension platform.  It is priced at $24,900. The Dimension Elite, introduced in January 2007 and priced at $32,900, creates parts from our new ABSplus material, which on average builds parts that are 40% stronger than ABS.

          The Prodigy Plus is our lowest price FDM System that incorporates our WaterWorks soluble support system and InSight Software. The patented WaterWorks process allows for the easy removal of supports from a completed prototype  by simple immersion into a water-based solution. Since support material is dissolved, resulting in a cleaned prototype, most post-processing steps required in our competitors’ systems are eliminated.  Prodigy Plus is further enhanced by the addition of our InSight software. InSight offers the customer a more flexible array of features allowing for a range of fully automatic operation to individual and customized functions for each step of the build process. With the combination of ABS, WaterWorks and InSight software, the Prodigy Plus offers the customer “hands free” operation of the entire prototype building process. The Prodigy Plus was introduced in March 2002, and we have sold it to customers in a number of industries since that time.

          The FDM Titan was introduced in 2001 and provides a unique set of features that addresses demanding customer requirements. Titan offers users the capability to model with a wide range of engineering thermoplastic materials, including polycarbonate (“PC”), ABS, ABSi, PC/ABS, PC-ISO and polyphenylsulfone (“PPSF”).  We are now in the process of enhancing Titan for use with other thermoplastic materials.  These modeling materials provide superior strength coupled with heat and chemical resistance. This combination of properties affords engineers and designers a variety of options to meet demanding industrial prototyping and design requirements. Titan has a large build envelope and uses new technology based on “look ahead” motion profiles that provide faster build speeds. The Titan also incorporates enhanced ease of use features, such as WaterWorks, the InSight software, automatic material loading and supply changeover.

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

•

ABSplus is our newest material and, like ABS, is a thermoplastic material with all the associated benefits. ABSplus has the added benefited of creating additional part strength. Parts build in ABSplus on average are 40 percent stronger than our current  ABS parts.

•

Polycarbonate (“PC”) is an engineering thermoplastic material, which is used commercially for demanding applications in a number of industries; PC offers superior impact strength coupled with resistance to heat and corrosive agents.

•	PC-ISO, a derivative of PC that is translucent, expands the usage of polycarbonate models and prototypes in various medical applications.

•

Polyphenylsufone (“PPSF”) is a specialty thermoplastic material, which offers excellent mechanical properties while being subjected to demanding thermal and chemical environments. PPSF is used to make prototype parts for numerous industries, including automotive, fluid and chemical handling, aerospace, and medical sterilization.

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

          The Arcam System uses either titanium powder or cobalt-chrome that is melted using the CAD to Metal process.  EBM-produced materials have no remaining layering effects or weld lines from the additive build process, and the microstructures feature a normal grain structure for each material. It produces durable metal parts that can be employed in end-use functions or as tooling.

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

Operating Software

          Our high-performance systems and 3D printers use one of two software products that convert the three-dimensional CAD databases into the appropriate two-dimensional data formats.  The software products also provide a wide range of features, including automatic support generation, part scaling, positioning and nesting, as well as geometric editing capabilities.  The software is not sold as a stand-alone product.

          Catalyst EX, our entry-level software product, enables users to build prototype parts at the push of a button. It was introduced in 2000 and is used on Dimension Elite, Dimension BST and Dimension SST.

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

Services

          Maintenance, Leasing, Training and Contract Engineering

          We also provide a number of services in relation to our rapid prototyping business.  We provide maintenance to our customers under our standard warranties and separate maintenance contracts.  In the United States, we lease or rent RP systems and 3D printers under operating agreements to customers that do not desire to purchase them or enter into sales-type leases.  We offer training to our customers, particularly on our high-performance systems.  Finally, from time to time we offer contract engineering services to third parties in connection with the development of systems and services incorporating our proprietary technology.

          Paid Parts

          Our Paid Parts service offers both existing and potential customers the ability to purchase prototypes and parts that we make for them from CAD files that they provide to us.   We have a facility near our corporate headquarters dedicated to Paid Parts operations.  Our RedEye RPM website service, www.redeyerpm.com, enables our customers to obtain quotes and order parts around the clock, seven days a week. RedEye RPM offers unmatched expertise and production capacity using the latest in proven rapid prototyping and direct digital manufacturing technologies and processes.

Marketing, Distribution and Customers

          Marketing and Customers

          The focus of our marketing begins with the identification of customer needs. We feature a broad array of products that allow us to meet the precise needs of engineers, designers, educators, marketers and manufacturers. Our products range from Dimension BST, priced at $18,900, to a high-performance FDM Maxum, priced at $250,000. We currently offer nine other systems between these price points, as well as the Arcam System, meeting a variety of material, size and performance criteria.

          We have sold systems to the following representative customers:

•	General Motors Corporation	•	Harley Davidson	•	Toyota

•	Intel	•	Dell	•	Nike

•	The Boeing Company	•	Xerox	•	Mitsubishi Electronics

•	University of Wisconsin - Madison	•	University of Texas at El Paso	•	Pioneer Speaker

•	Chrysler	•	Lockheed Martin	•	Cornell University

•	Lego	•	Lever	•	Toro

•	Honda	•	Ford Motor Company	•	Graco

•	St. Jude Medical	•	NASA	•	Medtronic-Sofamar Danek

•	Hewlett Packard	•	Hyundai	•	Brigham Young University

          We have also sold systems to a small number of service bureaus. We sell complete high-performance and 3D printing systems as well as supplies and services.

          No customer accounted for more than 10% of sales in 2006, 2005, or 2004.

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

          FDM Sales Organization

          In early 2003, we consolidated our FDM sales organization by structuring sales, service, and marketing into one group. The focus of this organization is on our high-performance systems that feature engineering modeling materials, high quality surface finish, high accuracy and feature detail, and excellent throughput. This group markets, sells and services our Maxum, Titan, Vantage, and Prodigy Plus systems, as well as the Arcam System, which we distribute.

          The FDM sales organization operates worldwide. Our North American territory is organized as a single region managed by a National Sales Manager. This organization is also responsible for the sale, installation and service of the Arcam System. Regional sales and service offices are located in Novi, Michigan, and Ontario, California. We have identified specialists within the sales group who are focused on Arcam and DDM opportunities.

          Internationally, our third-party distributors sell and service our FDM systems. We have relationships throughout the world including Europe, the Middle East, Taiwan, China, and Latin America. Sales management and technical support were increased to support the growth of our international business. International sales and service centers are located in Frankfurt, Germany, Bologna, Italy, and Bangalore, India.

          3D Printing Sales Organization

          In conjunction with the consolidation of our FDM sales organization, we also consolidated our 3D printing sales organization in 2003. A worldwide Director of Sales manages four channel managers in North America as well as our international regional managers for sales of our 3D printers.

          We use a worldwide reseller network to market, sell, and service our 3D printers. Many of our reseller outlets have Dimension BST and Dimension SST systems that are available for tradeshows, product demonstrations, and other promotional activities. As of early 2007, we had approximately 200 reseller locations worldwide. During late 2006, we saw significant growth in the number of reseller locations established in China. Most resellers enjoy a long-term presence in their respective territories. In addition to Dimension, most resellers sell and service a third-party 3D solid CAD software package. Most of our North American territories, Germany, Japan and the United Kingdom contain a reseller devoted to commercial accounts as well as a different reseller devoted to the education market.

          Dimension can be found at many leading companies.  Based on estimates from the 2006 Wohlers Report, we believe that 3D printers represented approximately 70% of all RP systems sold in 2005, and that Dimension accounted for about 42% of all 3D printers shipped in 2005.

          Paid Parts

          In 2006, we established a dedicated internal sales channel to offer our Paid Parts services through our RedEye RPM instant Internet quoting system. This team is responsible for growing our Paid Parts service and nurturing customers who have rapid prototyping and direct digital part needs insuring the customer has a favorable experience solving their internal part requirements. Besides a commitment to customer satisfaction, an essential objective of this operation is to increase the number of high quality FDM parts in the marketplace which, in turn, we believe will also support the expansion of our system sales. Various distribution agreements have been established to accomplish the goals and continue to grow revenue from this service.

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

Warranty and Service

          We provide a 90–day warranty on our commercial systems sold domestically and a one-year warranty on domestic educational sales and systems sold internationally. In addition, we offer annual and multiple-year service and maintenance contracts for our systems.  Annual service contracts for our systems are priced from approximately $2,200 to $44,000 per year.

Manufacturing

          Our manufacturing process consists assembling systems from purchased components and producing consumable filament to be used within our systems. We obtain all parts used in the manufacturing process either from distributors of standard electrical or mechanical parts or from custom fabricators of our proprietary designs. Our suppliers are measured by on-time performance and quality. We currently operate on a build-to-forecast basis.

          We purchase major component parts for our high-performance FDM and 3D printing systems from various outside suppliers, subcontractors and other sources and assemble them at our Minnesota facilities. Our production floor has been organized using demand-flow techniques (“DFT”) in order to maximize efficiency and quality. Using DFT, our production lines are balanced and as capacity constraints arise, we can avoid the requirements of relaying out our production floor. Computer-based Material Requirements Planning (“MRP”) is used for reordering to insure on-time delivery of forecasted parts. All operators and assemblers are certified and trained on up-to-date assembly and test procedures. The assembly process includes semi-automated functional tests of key subassemblies. Key functional characteristics are verified through these tests and the results are stored in a statistical database. At the completion of assembly, we perform a complete power up and final quality tests to ensure the quality of our products before shipment to customers. The complete final quality tests must be run error free before the system can be cleared for shipment. We maintain a history log on all products that shows revision level configuration and a complete history during the manufacturing and test process. All issues on the system during the manufacturing process are logged and tracked and used to make continuous process improvements of our production processes. Other manufacturing strengths that are incorporated into our new designs are the commonality of designs in our different products as well as the incorporation of Six Sigma concepts.

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

Research, Development and Engineering

          We believe that ongoing research, development and engineering efforts are essential to our continued success. Accordingly, our engineering development efforts will continue to focus on improvements to the FDM technology and development of new modeling processes, materials, software, user applications and products. We have devoted significant time and resources to the development of a universally compatible and user-friendly software system. We are committed to designing products using the principles of Six Sigma. We continue to standardize our product platforms, leveraging each new design so that it will result in multiple product offerings that are developed faster and at reduced expense. The FDM Vantage, Prodigy Plus, and Dimension SST products as well as the Catalyst and InSight software products are examples of this successful strategic initiative. For the years ended December 31, 2006, 2005 and 2004, our research, development and engineering expenses were approximately $6.7 million, $6.4 million and $5.6 million, respectively.

          Our filament development and production operation is located at our facilities in Eden Prairie, MN. We regard the filament formulation and manufacturing process as a trade secret and hold patent claims on filament usage in our products. We purchase raw material plastics for our consumable filament production from various large plastic suppliers.

Intellectual Property

          We consider our proprietary technology to be material to the development, manufacture, and sale of our products and services and seek to protect our technology through a combination of patents and confidentiality agreements with our employees and others.  All patents and patent applications for our rapid prototyping processes and apparatuses associated with the FDM process have been assigned to us by their inventors. As part of our purchase of rapid prototyping technology assets from IBM, we were also assigned the rights and title to three patents developed by IBM, which were incorporated in our Genisys system and are used in several of our current product lines. We recorded these patents domestically and are in the process of recording them in certain foreign countries. The terms of two of these patents extend until April 12, 2011, and May 17, 2011, while the third patent has expired.  The United States patents covering our proprietary FDM technology expire at various times between 2009 and 2026.  In total, we currently own approximately 180 U.S. and international patents and patent applications. Other foreign patent applications have also been filed, including the patent applications assigned to us by IBM.

          Our registered trademarks include:

•	Stratasys, Inc.	•	FDM	•	Catalyst

•	QuickSlice	•	AutoGen	•	Dimension

•	3D Plotter	•	FDM Quantum	•	Genisys

•	Dimension BST	•	Dimension SST	•	Dimension Elite

          Other trademarks include:

•	FDM Maxum	•	FDM Titan	•	SupportWorks

•	BASS	•	BuildFDM	•	FDM Vantage

•	InSight	•	Touchworks	•	WaterWorks

•	Prodigy Plus	•	Prodigy

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

Backlog

          Our total backlog of system orders at December 31, 2006 was approximately $4.1 million, as compared with approximately $2.8 million at December 31, 2005. We estimate that most of our backlog will ship in the first half of 2007.

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

          Our competitors employ a number of different technologies in their RP devices. 3D Systems, D-MEC, Next Factory, Mitsui and Teijin Seiki Co. use stereolithography in their products. 3D Systems introduced the first rapid prototyping product. 3D Systems and EOS GmbH produce machines that use selective laser sintering (“SLS”) to harden powdered material. Z Corp. uses inkjet technology to bond powdered materials. Solidscape, 3D Systems and Object Geometries have developed prototyping systems that use inkjet technology to deposit resin material layer by layer. A smoothing or milling process is often required between each deposited layer to maintain accuracy in these processes.  Envisiontec utilizes a photopolymer mask and a light process to build models. Solidimension Ltd. Uses plastic sheet lamination that involves adhesives and multiple sheets of polyvinyl chloride (PVC) to build models. We believe that our FDM technology has important advantages over our competitors’ products. These advantages include:

•	the ability to be used in an office environment

•	the availability of multiple production-grade modeling materials

•	a one-step modeling process

•	low acquisition price

•	ease of use

•	hands-free support removal

          Certain of our competitors may have greater financial and marketing resources than we have.  Based on data and estimates presented in the 2006 Wohlers Report, in 2005 we shipped more units than any other company in the RP industry globally, and we were the second largest in terms of revenue.  We estimate that we recorded approximately 34% of total units shipped in the industry in 2005.  We believe that this trend continued in 2006 as well.

Employees

          As of March 1, 2007, we had 340 full-time employees and 20 subcontractors or temporary employees. While we have separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and we have not experienced any work stoppages. We believe our employee relations are good.

Governmental Regulation

          We are subject to various local, state and federal laws, regulations and agencies that affect businesses generally. These include:

•	regulations promulgated by federal and state environmental and health agencies

•	the federal Occupational Safety and Health Administration

•	laws pertaining to the hiring, treatment, safety and discharge of employees

•	export control regulations for U.S. made products

Available Information

          We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Stratasys) file electronically with the SEC. The SEC’s website is www.sec.gov.

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

Item 1A. Risk Factors.

          Many of the factors that affect our business and operations involve risk and uncertainty. The following describes the principal risks affecting us and our business. Additional risks and uncertainties, not presently known to us or currently deemed material, could negatively impact our results of operations or financial condition in the future.

We may not be able to introduce new high-performance systems and 3D printing systems and materials acceptable to the market or to improve the technology and software used in our current systems.

          Our ability to compete in the high-performance and 3D printing markets depends, in large part, on our success in enhancing our existing product lines and in developing new products. Even if we successfully enhance existing systems or create new systems, it is likely that new systems and technologies that we develop will eventually supplant our enhanced systems or our competitors will create systems that will replace ours. The RP industry is subject to rapid and substantial innovation and technological change. We may not successfully enhance existing systems and materials or develop new systems or materials, and any of our products may be rendered obsolete or uneconomical by our or others’ technological advances.

If the 3D printing market does not continue to accept our systems, our revenues may stagnate or decline.

          We derive a substantial portion of our sales from the sale of 3D printers. If the market for 3D printers declines or if competitors introduce products that compete successfully against ours, we may not be able to sustain the sales of those products. If that happens, our revenues may not increase and could decline.

If we are unable to maintain revenues and gross margins from sales of our existing products, our profitability will be adversely affected.

          Our current strategy is to attempt to reduce the prices of our high-performance systems and 3D printers to expand the market and improve sales.  In conjunction with that strategy, we are constantly seeking to reduce our direct manufacturing costs as well.  Our engineering and selling, general and administrative expenses, however, generally do not vary substantially in relation to our sales. Accordingly, if our strategy is successful and we increase our revenues while maintaining our gross margins, our operating profits generally will increase faster as a percentage of revenues than the percentage increase in revenues. Conversely, if our revenues or gross margins decline, our operating profits generally will decline faster than the decline in revenues or gross margins. Therefore, declines in our revenues may lead to disproportionate reductions in our operating profits.

If we are unable to replace the revenues and gross margins from the distribution of Eden systems for Objet, or to successfully redeploy the resources supporting this distribution, our profitability will be adversely affected.

          Through the end of 2006, we distributed the Eden polyjet systems and related consumables and maintenance for Objet Geometries, Inc. With the exception of providing maintenance for existing Eden systems through August 1, 2007, we are no longer distributing these systems or the related consumables. Our 2007 strategy includes emphasizing sale of Arcam EBM systems and our existing proprietary FDM systems, as well as the future introduction of new products, in order to continue growing our revenue and profitability. If we are not successful in our strategy, our net sales and profitability will be adversely effected.

If other manufacturers were to successfully develop and market consumables for use in our systems, our revenues and profits could be adversely affected.

          We presently sell substantially all of the consumables that our customers use in our systems.  However, even though we attempt to protect against replication of our consumables through patents and trade secrets and we provide that our warranties are valid only if customers use consumables that we certify, it is possible that other manufacturers could develop consumables that could be used successfully in our systems.  If our customers were to purchase consumables from our competitors, we would lose some of our sales and would be forced to reduce prices, which would impair our overall revenue and profitability.

If we fail to grow our Paid Parts service as anticipated, our net sales and profitability will be adversely affected.

          We are attempting to grow our Paid Parts service substantially.  To this end, we have made significant infrastructure, technological and sales and marketing investments.  These investments include a dedicated facility, increased staffing, use of a substantial number of our FDM systems exclusively for Paid Parts, and the development and launch of our  RedEye RPM service, which enables customers to obtain quotes for and order parts over the Internet.  If our Paid Parts service does not generate the level of sales required to support our investment, our net sales and profitability will be adversely affected.

Termination of our North American Distributor Agreement with Arcam would adversely affect our sales and profitability.

          We have invested significant resources in sales and marketing of the EBM Systems that we distribute for Arcam in North America.  Sales of the EBM System contributed to our sales growth in 2006 and we expect that such sales will continue to contribute to sales growth in 2007.  The termination of this agreement to distribute these systems and related products and services would have an adverse effect on our sales and earnings.

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

          Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property.  We rely primarily on patents, trademarks and trade secrets, as well as non-disclosure agreements and other methods, to protect our proprietary technologies and processes.  Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes.  We cannot assure you that any of our existing or future patents will not be challenged, invalidated or circumvented.  As such, any rights granted under these patents may not provide us with meaningful protection.  We may not be able to obtain foreign patents on pending applications corresponding to our U.S. patent applications.  Even if foreign patents are granted, effective enforcement in foreign countries may not be available.  If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours.  Our competitors may also be able to develop similar technology independently or design around our patents.  Any of the foregoing events would lead to increased competition and lower revenue or gross margins, which would adversely affect our net income.

If our intangible assets become impaired, we may be required to record a significant charge to earnings.

          As of December 31, 2006, the net book value of our intangible assets was approximately $4.9 million. Accounting rules require us to take a charge against our earnings to the extent that any of these intangible assets are impaired.  Accordingly, invalidation of our patents, trademarks or other intellectual property or the impairment of other intangible assets due to litigation, obsolescence, competitive factors or other reasons could result in a material charge against our earnings and have a material adverse effect on our results of operations.

We operate a global business that exposes us to additional risks.

          Our sales outside of the United States accounted for approximately 41% of our consolidated net sales in 2006.  We continue to expand into international markets.  The future growth and profitability of our foreign market is subject to a variety of risks and uncertainties.  Any of the following factors could adversely affect our sales to customers located outside of the United States:

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

          Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control.  If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline.  Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses;

•	changes in the amount we spend to promote our products and services;

•	changes in the cost of satisfying our warranty obligations and servicing our installed base of systems;

•	delays between our expenditures to develop and market new or enhanced systems and consumables and the generation of sales from those products;

•	development of new competitive systems by others;

•	changes in accounting rules, such as accounting for tax contingencies commencing in the first quarter of 2007;

•	the mix of high-performance systems, 3D printers, and Arcam Systems that we sell during any period;

•	the geographic distribution of our sales;

•	our responses to price competition;

•	market acceptance of our products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;

•	failure of a development partner to continue supporting certain product development efforts they are funding; and

•	our level of research and development activities.

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

          In the preceding 12 months, our common stock has traded at prices ranging between $22.04 and $41.75. Investors may have difficulty selling our common stock following periods of volatility, because of the market’s adverse reaction to such volatility. Factors that we believe have caused or may cause this volatility include, among other things:

•	actual or anticipated variations in quarterly or annual operating results;

•	our announcements of the issuance of patents or other technological innovations;

•	our announcements of new products;

•	our competitors’ announcements of new products;

•	changes in financial estimates by securities analysts;

•	the employment and termination of key personnel; and

•	sales or repurchases of our common stock

          Many of these factors are beyond our control. These factors may have a material adverse affect on the market price of our common stock, regardless of our operating performance.

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

          Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2006, we cannot assure you that our independent registered accounting firm will not identify a material weakness in our internal controls in the future.  A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective.  If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

Item 1B.  Unresolved Staff Comments.

          Not applicable.

Item 2.  Properties.

          Our executive offices and production facilities presently comprise approximately 215,000 available square feet in four buildings in Eden Prairie, Minnesota, near Minneapolis. We occupy a 27,856 square foot facility under a lease that expires on July 31, 2007. Current monthly base rent on this facility is $14,519. This facility is used for R&D, administrative, marketing, and sales activities.

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

          In November 2005, we purchased an additional 86,000 square foot manufacturing facility for approximately $5.1 million. The facility is across from our manufacturing facility in Eden Prairie, Minnesota. We expect it to accommodate our intermediate expansion requirements.  We occupied approximately 67,000 square feet of the building in January 2007, with the balance of space under lease agreements that expire over the next year-and-a-half.

          We have two North American sales offices and one service office. We occupy 2,659 square feet of space in Novi, Michigan, a Detroit suburb. Base monthly rent under this lease is approximately $2,400 and expires in July 2010. We also occupy a 2,504 square feet sales office in Ontario, California. Monthly base rent on this facility is approximately $4,200 and expires in August 2008. In addition, we have a 1,440 square feet service office in Ontario, California. Monthly base rent on this facility is approximately $2,300 and expires in August 2009.  We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at these facilities.

          We have three international sales and service offices under lease. Our German subsidiary leases 4,360 square feet of space in Frankfurt, Germany, with a base rent of €5,700. This facility is on a month-to-month lease. We are currently looking for additional space. Our Italian subsidiary leases 1,300 square feet in Bologna, Italy for a base rent of €1,800 per month. This lease expires in December 2010. We have a 2,500 square foot sales office in Bangalore, India, for a base rent of US$1,000 per month that expires in May 2008.

Item 3.  Legal Proceedings.

          None.

Item 4.  Submission of Matters to a Vote of Stockholders.

          No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

Market Information

          Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol SSYS, and on NYSE Arca, Inc. under the symbol SAS. We have announced that we will be voluntarily delisting our shares from NYSE Arca, Inc.

          The following table sets forth the high and low closing sale prices of our common stock for each quarter from January 1, 2005 through the fiscal year ended December 31, 2006 reported on the Nasdaq Global Select Market.

	High	Low

	Closing Sale Prices ($) *

Fiscal Year Ended December 31, 2005
January 1, 2005 – March 31, 2005	37.50	28.70
April 1, 2005 – June 30, 2005	34.30	24.52
July 1, 2005 – September 30, 2005	36.08	26.57
October 1, 2005 – December 31, 2005	30.04	19.73
Fiscal Year Ended December 31, 2006
January 1, 2006 – March 31, 2006	29.53	23.26
April 1, 2006 – June 30, 2006	34.39	24.53
July 1, 2006 – September 30, 2006	29.93	22.04
October 1, 2006 – December 31, 2006	32.57	25.77

*Reflects the high and low closing sale prices reported on the Nasdaq National Market, prior to commencement of trading on the Nasdaq Global Select Market on August 1, 2006

          There were approximately 102 record and 7,033 beneficial stockholders of our common stock as of March 7, 2007.

Dividends

          We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. We intend to retain earnings, if any, to support the growth of our business.

Shares Issuable Under Equity Compensation Plans

          Information regarding our equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 8, 2007.

Issuer Purchases of Equity Securities

          On October 27, 2005, our Board of Directors authorized us to purchase up to $20 million of our outstanding shares of common stock, which superseded a prior $10 million authorization.  We repurchased no shares in the fourth quarter of 2006 pursuant to that authorization.  As of December 31, 2006, we had remaining authorization of approximately $8.0 million for future share repurchases.

Stock Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total stockholder return on our Common Stock with (b) the total return on the Nasdaq (US) Composite Index, and (c) the total return on the information technology sector of the Standard & Poor’s SmallCap 600 Index (“S&P 600 Info Tech Index”). The S&P 600 Info Tech Index consists of 125 of the 600 stocks comprising the Standard & Poor’s SmallCap 600 Index, a capitalization-weighted index of domestic stocks chosen for market size, liquidity and industry representation.

          The following graph assumes that $100 had been invested in each of Stratasys, the Nasdaq (US) Composite Index, and the S&P 600 Info Tech Index on December 31, 2001.

Comparison of Cumulative 5 Year Total Return
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
SSYS
NASDAQ US INDEX
S&P 600 INFORMATION TECHNOLOGY

Item 6.  Selected Consolidated Financial Data.

          The selected consolidated financial data as of and for the five-year period ended December 31, 2006, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2006, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,

	(In Thousands, Except Per Share Amounts)
	2006	2005	2004	2003	2002

Statement of Operations Data:
Net sales	$103,809	$82,844	$70,329	$50,890	$39,808
Gross profit (a)	51,441	43,755	39,069	30,763	22,515
Selling, general and administrative expenses (a)	29,105	23,243	20,431	16,974	14,214
Research and development	6,699	6,354	5,640	5,047	4,688
Operating income	15,637	14,157	12,998	8,742	3,613
Net income	11,164	10,603	9,129	6,156	3,111
Net income per basic common share	$1.10	$1.01	$0.88	$0.68	$0.39
Weighted average basic shares outstanding	10,120	10,528	10,350	9,051	8,005
Net income per diluted common share	$1.08	$0.99	$0.85	$0.64	$0.37
Weighted average diluted shares outstanding	10,362	10,745	10,726	9,679	8,392
Balance Sheet Data:
Working capital	$55,311	$47,524	$67,546	$60,856	$23,741
Total assets	118,004	104,680	99,199	84,100	43,600
Long term debt (less current portion)	—	—	—	—	2,157
Stockholders’ equity	97,792	86,269	84,877	73,896	32,766

(a) 2002-2005 have been restated to reflect customer service costs as part of the cost of sales instead of as operating expenses. This reclassification had no effect on operating or net income or net income per basic and diluted common share.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of our business and results of operations.  It should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.  All amounts in the following discussions are stated in thousands, except employees, share and per share data, prices for systems, or as otherwise indicated.

General

          We develop, manufacture, and market a family of rapid prototyping (“RP”) devices, which includes our 3D printing systems, that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer aided design (“CAD”) workstation.  In 2006, our sales grew by more than 25% on a 38% increase in the number of units shipped, as compared with the levels reported in 2005.

          Our strategy in 2006 was to continue expanding our market position in the 3D printing market through increased sales of Dimension BST, our low-cost 3D printer, and the Dimension SST, which we introduced in 2004. In January 2006, we reduced the price of our Dimension SST to $24,900 from $29,900 and the Dimension BST to $18,900 from $24,900. In April 2006, we introduced the Dimension 1200 BST and SST at $24,900 and $29,900, respectively.

The Dimension 1200 series has a 57% larger build capacity and approximately a 20% faster build speed than the existing Dimension products. In 2006, the unit growth rate of Dimension was 46%, which contributed to a 34% increase in revenues from this product line as compared with 2005. According to the 2006 Wohlers Report (“Wohlers”), we shipped more 3D printers than other company in the world in 2005, and based on our results in 2006, we believe that we have continued that trend in 2006.  Our 2005 strategy also included the expansion of our position in the RP market through the growth of our installed base of high-performance systems, represented by our Titan, Vantage, Prodigy Plus and Maxum systems, coupled with Eden260, Eden333 and Eden500 systems that were distributed for Objet Geometries Ltd. in North America and the EBM metal system distributed for Arcam AB in North America.  In 2006, unit growth of these high-performance RP products amounted to 3%, and sales growth was 11%. Unit and sales growth were both attributable to the sales of the Eden Systems. After careful consideration of strategic and financial considerations, effective January 1, 2007, we are no longer distributing the Eden product line.  We remain fully committed to our historic core RP business.  We expect growth rates for our high-performance systems will continue to be slower than the growth of the 3D printing systems, but that sale of these high-performance systems will be very profitable. We believe distribution of the Arcam System will continue to contribute to our top-line growth, but will be made at a  gross profit that is lower than from our FDM systems. We also believe that new opportunities in direct digital manufacturing (DDM), rapid tooling, and expansion of traditional rapid prototyping applications will be the impetus for this growth.

          During the quarter ended September 30, 2005 we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM® (fused deposition modeling) technology for direct digital manufacturing applications. Our efforts are based around our high-end FDM productivity systems. The agreement includes payments to us over four years as we achieve R&D milestones as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at direct digital manufacturing advances and do not recognize these payments as revenue.  In 2006, we offset approximately $1.1 million of R&D expenses from monies received under this contract.

          Total net unit shipments increased 38% in 2006 amounting to 1,796 systems compared with the 1,297 net units shipped in 2005. Based on data derived from Wohlers, we believe we shipped more total systems than any other company in the world in 2005 and that this will also be the case for 2006. Our growth was derived from a number of industries, including automotive, consumer products, electronics, general manufacturing, educational, government, and aerospace.

          In 2006, we continued to invest in establishing our Paid Parts service of producing parts for customers. We believe this is a fragmented global market dominated by small companies generating less than $1 million in annual sales.  Sales from our Paid Parts service have been volatile quarter-to-quarter as we work to identify the most effective ways of reaching customers. In the fall of 2005, we launched RedEye RPM™  as an Internet site allowing customers to obtain instant quotes and then order their parts over the Internet via the submission of a standard 3D CAD STL file. Year-over-year sales of what we term “Paid Parts” increased by 45%. As customers continue to increase their volume of parts ordered, we are often successful in selling them systems to produce their own parts.

          As our installed base of systems has increased, we have derived an increasing amount of revenue from sales of consumables, maintenance contracts, and other services.  These represent recurring revenue for us.  In 2006, total non-system revenue increased by 30%, due principally to growth in our consumable, service, and Paid Parts businesses.

          In 2007, we will continue to make significant investments in fixed assets, process improvements, information technology (“IT”), head count additions, and human resource development activities that will be required for future growth. With the discontinuance of the Objet relationship, we expect slower revenue growth in 2007, but with a higher overall gross profit percentage.  We anticipate that our operating expenses will increase in 2007 over the amounts reported in 2006, but that our gross profit growth will exceed that of our expenses.  This should allow for increased operating profits as a percentage of sales in 2007 as compared with 2006.  Our expense levels are based in part on our expectations of future sales. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated sales, fluctuations in sales in a particular period could adversely impact our operating results. Whereas our backlog as of December 31, 2006, was $4.1 million, it would not be sufficient to meet our budgeted sales targets should new system orders in 2007 decline.

          Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new RP and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers.  Our ability to implement our strategy for 2007 is subject to numerous uncertainties, many of which are described under “Risk Factors,” above, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.”  We cannot ensure that our efforts will be successful.

The 2005 and 2004 income statements have been restated to reflect customer service costs as part of the cost of sales instead of a part of operating expenses. These reclassifications had no effect on operating or net income or net income per basic and diluted common share.

Results of Operations (Expressed in Thousands)

Twelve months ended December 31, 2006 compared with twelve months ended December 31, 2005

          The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated.  All items are included in or derived from our consolidated statement of operations.

	For the twelve months ended December 31,

	2006	2005

Net sales	100.0%	100.0%
Cost of sales	50.4%	47.2%
Gross profit	49.6%	52.8%
Selling, general, and administrative	28.0%	28.0%
Research & development	6.5%	7.7%
Operating income	15.1%	17.1%
Other income (expenses)	1.3%	1.3%
Income before taxes	16.4%	18.4%
Income taxes	5.6%	5.6%
Net income	10.8%	12.8%

Net Sales

          Net sales of our products and services for 2006 and 2005 and changes in net sales were as follows:

	2006	2005	Year-over- Year Change

Products	$83,449	$66,179	26.1%
Services	20,359	16,665	22.2%

Net sales	$103,808	$82,844	25.3%

The primary drivers of the year-over-year growth in product sales were:
•	35% increase in consumable sales
•	34% increase from Dimension system sales
•	65% increase in Eden Systems sales

          As we increase our installed base of systems in the field, we continue to see excellent growth in consumables. Sales of our low-cost 3D Printers represented by the Dimension products are increasing due to increased market awareness and promotion. Sales of the Dimension BST benefited from a price decrease from $24,900 to $18,900 in January 2006. 3D Printers sales growth was also due to the introduction of the Dimension 1200 BST and SST offered at $22,900 and $29,900, respectively. The Eden Systems we distributed saw excellent sales growth with the introduction of a new, larger Eden500 system in late 2005.

          Service revenues predominately consist of the following components:  maintenance, Paid Parts, contract engineering services, and rentals. We saw a 45% increase in our relatively new Paid Parts service as we continued to invest in reaching customers through trade shows, direct mailings and our RedEye RPM™  website allowing customers to order their parts over the Internet. Our maintenance business saw year-over-year revenue growth of 16%. We attribute this to a high maintenance renewal rate on our high-performance systems and 3D printers, as well as the increase in our installed base of active systems in the field.

          Net sales and the percentage of net sales by region for 2006 and 2005, as well as the percentage change were as follows:

	2006		2005		Year-over- Year Change

North America	$64,704	62%	$50,595	61%	27.9%
Europe	21,459	21%	17,296	21%	24.1%
Asia Pacific	16,629	16%	14,176	17%	17.3%
Other	1,016	1%	777	1%	30.8%

Total	$103,808	100%	$82,844	100%	25.3%

North American sales benefited from:
•	Our strong Dimension reseller network
•	Sales of Eden Systems, which we distributed only in North America
•	Growth in our Paid Parts service which is presently focused almost exclusively on North America.

We saw a recovery in the European market during 2006 for our high-end productivity systems; we believe a portion of this recovery was due to the weakness of the dollar relative to the euro. In addition, we saw strong growth in our Dimension products as we continued to grow our reseller network and their effectiveness. We saw reasonable growth in Asia Pacific due to our increasing installed base of systems and increased effectiveness in our Dimension reseller network.

          We believe that sales into our North American region will show some weakness in 2007 relative to 2006 with the discontinuation of the Eden products effective January 1, 2007. We believe Europe will remain strong throughout 2007 with new product introductions and assuming continued weakness in the US dollar. We expect the Asia Pacific region will be strong due to new product introductions and due to expansions we have made in our reseller network late in 2006. However, declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

          Gross profit and gross profit as a percentage of sales for our products and services for 2006 and 2005, as well as the percentage changes in gross profit were as follows:

	2006		2005		Year-over- Year Change

		% of Relative Sales		% of Relative Sales

Products	$41,496	49.7%	$36,053	54.5%	15.1%
Services	9,945	48.8%	7,702	46.2%	29.1%

Gross profit	$51,441	49.6%	$43,755	52.8%	17.6%

Product gross profit declined, as a percentage of product sales, due to an increased component of Eden Systems and related consumables in the overall mix. The products that we distribute carry a significantly lower margin than our proprietary systems and consumables, which we manufacture.  Service gross profit increased as a percentage of sales due to a larger component of sales from our Paid Parts service, which carries a somewhat higher margin.

Operating Expenses

          Operating expenses and operating expense as a percentage of sales for 2006 and 2005, as well as the percentage change in operating expenses were as follows:

	2006		2005		Year-over- Year Change

		% of Sales		% of Sales

Selling, general & administrative	$29,105	28.0%	$23,244	28.1%	25.2%
Research and development	6,699	6.5%	6,354	7.7%	5.4%

Total operating expenses	$35,804	34.5%	$29,598	35.7%	21.0%

          Selling, general and administrative expenses for 2006 include approximately $1.3 million  of stock option compensation expense due to the adoption of Statement of Financial Accounting Standards No. 123 Revised “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123.  SFAS 123(R) requires all share-based payments to employees, including grants to employee stock options, to be recognized in the financial statements based on their grant date fair values. In 2005 and prior, we elected the disclosure-only method as an alternative to financial statement recognition.  Consequently, there was no similar expense recorded in the 2005 consolidated financial statements. Even with the adoption of SFAS No. 123(R), selling, general and administrative expenses declined as a percentage of sales as we successfully obtained some operating leverage on the higher sales volume. In 2006, we invested significantly in our information technology (IT) systems as we established a formal IT department and made both hardware and software investments. We expect to continue to invest in this area to support our growth.

          Research and development increased by 5.4% over the previous year as we remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms.  Increases were primarily the result of increases in engineering headcounts partially offset by an increase in internally capitalized software. During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications. This effort is based around our high-performance systems. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at direct digital manufacturing advances and are not recognized as revenue. During 2006 we offset approximately $1.1 million of R&D expenses with monies received from this customer. As we continue our commitment to R&D into 2007, we expect to report a similar range of R&D spending in 2007 as a percentage of sales.

Operating Income

          Operating income and operating income as a percentage of sales for 2006 and 2005, as well as the percentage change in operating income were as follows:

	2006		2005		Year-over- Year Change

		% of Sales		% of Sales

Operating income	$15,637	15.1%	$14,157	17.1%	10.5%

          Operating income increased due to the higher overall sales volume. However, operating income declined as a percentage of sales primarily due to the adoption of SFAS No. 123(R) and the decline in revenue from our high gross profit high-end proprietary systems as compared with solid growth in sales of our 3D printers and distributed products.

Other Income (Expenses)

          Other income (expenses) for 2006 and 2005 and changes in other income (expenses) were as follows:

	2006	2005	Year-over- Year Change

Interest income	$1,648	$1,616	2%
Foreign currency translation	(307)	(484)	-37%
Other	(13)	(7)	86%

Total	$1,328	$1,125	18%

          Interest income was relatively flat. We had higher average cash and investment balances throughout the year compared with 2005, but we shifted our investment strategy more toward tax free instruments which have a lower pre-tax yield but a higher net after-tax return.

          We incurred foreign currency translation losses because we sell primarily in euros throughout most of Europe. Consequently, we have euro denominated receivables that we mark to the current exchange rate at the end of each month. As the euro has declined compared to the US dollar throughout most of 2006, we had written down the carrying value of these receivables to reflect the changes in the exchange rate. Each month we enter into 30-day forward contracts to offset a portion of the impact in exchange rates. In 2006, our hedging strategy was more effective than in 2005 due to better forecasting of euro denominated cash flow.  At December 31, 2006 we had approximately €3.5 million net in euro-denominated receivables and a €3.5 million 30-day forward contract.

Income Taxes

          Income taxes and income taxes as a percent of net income before taxes for 2006 and 2005, as well as the percentage change were as follows:

	2006	2005	Year-over- Year Change

Income taxes	$5,800	$4,680	24%

As a percent of income before income taxes	34.2%	30.6%

          The following is a reconciliation of the 2006 effective income tax rate compared with the 2005 rate:

2005 effective income tax rate	30.60%
Discrete items recognized in 2005 not recurring in 2006	2.10
Impact of increased tax-free interest income	-1.20
Accounting for stock based compensation expense	1.00
Increase in effective foreign income taxes	0.70
Impact of partial phase-out of extraterritorial income exclusion	0.60
Increase in effective state income taxes, net	0.40

2006 effective income tax rate	34.20%

Net Income

          Net income and net income as a percent of sales for 2006 and 2005, as well as the percentage change in net income were as follows:

	2006		2005		Year-over- Year Change

		% of Sales		% of Sales

Net income	$11,164	10.8%	$10,603	12.8%	5.3%

          For the reasons cited above, our net income for the twelve months ended December 31, 2006 was at a lower percent of sales than in the year ended December 31, 2005.

Twelve months ended December 31, 2005 compared with twelve months ended December 31, 2004

          The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated.  All items are included in or derived from our consolidated statement of operations.

	For the twelve months ended December 31,

	2005	2004

Net sales	100.0%	100.0%
Cost of sales	47.2%	44.4%
Gross profit	52.8%	55.6%
Selling, general, and administrative	28.0%	29.1%
Research & development	7.7%	8.0%
Operating income	17.1%	18.5%
Other income (expenses)	1.3%	1.2%
Income before taxes	18.4%	19.7%
Income taxes	5.6%	6.7%
Net income	12.8%	13.0%

Net Sales

          Net sales of our products and services for 2005 and 2004 and changes in net sales were as follows:

	2005	2004	Year-over- Year Change

Products	$66,179	$56,833	16.4%
Services	16,665	13,496	23.5%

Net sales	$82,844	$70,329	17.8%

The primary drivers of the year-over-year growth in product sales were:
•	43% increase in consumable sales
•	14% increase from Dimension system sales
•	89% increase in Eden Systems sales

          As we increased our installed base of systems in the field, we continued to see excellent growth in consumables. Sales of our low-cost Dimension BST and Dimension SST increased due to increased market awareness and promotion. Sales of the Dimension SST benefited from a price decrease from $34,500 to $29,900 in February 2005. The Eden Systems we distributed saw excellent sales growth with the introduction of a new, larger Eden500 system.

          Service revenues predominately consisted of the following components:  maintenance, Paid Parts, contract engineering services, and rentals. Our maintenance business saw year-over-year revenue growth of 20%. We attribute this to a high maintenance renewal rate on our RP systems and 3D printers, as well as the increase in our installed base of active systems in the field. We saw a 32% increase in our relatively new Paid Parts service as we continued to invest in reaching customers through trade shows, direct mailings and our RedEye RPM™  website allowing customers to order their parts over the Internet, which was introduced in October 2005.

          Net sales and the percentage of net sales by region for 2005 and 2004, as well as the percentage change were as follows:

	2005		2004		Year-over- Year Change

North America	$50,595	61%	$40,308	57%	25.5%
Europe	17,296	21%	16,489	24%	4.9%
Asia Pacific	14,176	17%	12,622	18%	12.3%
Other	777	1%	910	1%	-14.6%

Total	$82,844	100%	$70,329	100%	17.8%

North American sales benefited from:
•	Our strong Dimension reseller network
•	Sales of Eden Systems, which we distributed only in North America
•	Growth in our Paid Parts service, which was focused almost exclusively on North America.

          We saw relative weakness in the European market during 2005, particularly in the second and third quarters, with a slight recovery in the fourth quarter. We believe the weakness was due to weakening economic conditions as well as increased competitive pricing. These factors were somewhat offset by additions to our European reseller network for our Dimension products. We saw reasonable growth in Asia Pacific due to our increasing installed base of systems and increased effectiveness in our Dimension reseller network.

Gross Profit

          Gross profit and gross profit as a percentage of sales for our products and services for 2005 and 2004, as well as the percentage changes in gross profit were as follows:

	2005		2004		Year-over- Year Change

		Percent to Relative Sales		Percent to Relative Sales

Products	$36,053	54.5%	$32,722	57.6%	10.2%
Services	7,702	46.2%	6,347	47.0%	21.3%

Gross profit	$43,755	52.8%	$39,069	55.6%	12.0%

Product gross profit declined, as a percentage of product sales, due to an increased component of Eden Systems and related consumables in the overall mix. The products that we distribute carry a significantly lower margin than our proprietary systems and consumables, which we manufacture.  Service gross profit declined as a percentage of sales due to a larger component of sales from our Paid Parts service, which carried a somewhat lower margin in 2005.

Operating Expenses

          Operating expenses and operating expense as a percentage of sales for 2005 and 2004, as well as the percentage change in operating expenses were as follows:

	2005		2004		Year-over- Year Change

		% of Sales		% of Sales

Selling, general & adminsitrative	$23,243	28.1%	$20,431	29.1%	13.8%
Research and deveopment	6,354	7.7%	5,640	8.0%	12.7%

Total operating expenses	$29,597	35.7%	$26,071	37.1%	13.5%

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

          Research and development increased by 12.7% over the previous year as we remained committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms.  Increases were primarily the result of increases in engineering headcounts partially offset by an increase in internally capitalized software.

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

Other Income (Expenses)

          Other income (expenses) for 2005 and 2004 and changes in other income (expenses) were as follows:

	2005	2004	Year-over- Year Change

Interest income	$1,616	$727	122%
Foreign currency translation	(484)	(26)	1762%
Other	(7)	148	-105%

Total	$1,125	$849	32%

          Interest income increased due to higher average cash and investment balances throughout the year compared with 2004. Also, we benefited from increases in the average yield on cash and investments due to increasing interest rates.

          We incurred foreign currency translation losses because we sell primarily in euros throughout most of Europe. Consequently, we have euro denominated receivables that we mark to the current exchange rate at the end of each month. As the euro declined compared to the US dollar throughout most of 2005, we had written down the carrying value of these receivables to reflect the changes in the exchange rate. Each month we entered into 30-day forward contracts to offset a portion of the impact in exchange rates.  At December 31, 2005 we had approximately €3.9 million net in euro-denominated receivables and a €4.0 million 30-day forward contract.

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

Liquidity and Capital Resources (Expressed in Thousands)

          A summary of our statements of cash flows for each of the three year periods ended December 31, 2006 is as follows:

	2006	2005	2004

Net income	$11,164	$10,602	$9,129
Depreciation and amortization	3,832	3,060	2,687
Stock-based compensation	1,266
Change in working capital assets	(2,600)	(5,537)	5,885
Net cash provided by operating activities	12,396	8,125	17,701
Net cash used in investing activities	(8,419)	(6,273)	(23,323)
Net cash provided by (used in) in financing activities	(1,704)	(9,329)	731
Effect of exchange rate changes on cash	131	(147)	(28)
Net increase (decrease) in cash and equivalents	2,404	(7,624)	(4,919)
Cash and equivalents, beginning of year	10,106	17,730	22,649

Cash and equivalents, end of year	$12,510	$10,106	$17,730

          The net cash provided by our operating activities over the past three years has amounted to approximately $38.2 million, principally derived from $30.9 million in net income, plus $9.6 million in depreciation and amortization, $1.3 million in stock-based compensation, less $2.3 million attributable to changes in net working capital and other items.

          In 2006, the principal source of cash from our operating activities was our net income, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories and accounts receivable. Our net accounts receivable balances increased to $25.0 million in 2006 from $20.0 million in 2005 and were $15.0 million 2004, principally due to higher sales in the second half of 2006. Some of our international distributors have continued to carry high balances, some of which have exceeded our normal terms. In addition, we allow 3D Printing resellers extended 180-day terms on demo units. These factors adversely impacted our days sales outstanding (“DSO”).  DSO’s were 88 days in both 2005 and 2006.

          For the years ended December 31, 2006, 2005, and 2004, our inventory balances have amounted to $9.9 million, $10.9 million, and $7.5 million, respectively. The decrease in 2006 from 2005 was principally due to a reduction in Eden Systems’ and consumable inventory as we prepared to exit the Eden distribution effective January 1, 2007. We have instituted better inventory management, but recognize that we have opportunities to make considerably more improvement to reduce overall inventory and improve turns. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations.  As we have introduced new products over the past few years, there are more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory.  With the introduction of these new products, older products are discontinued but certain inventory is still required to fulfill our service contracts.  Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

          Investments in sales-type leases used cash of $.9 million in 2006, $1.2 million in 2005 and $2.7 million in 2004.  In mid-2003 we introduced a leasing program that was principally designed for the Dimension.   The program successfully enabled us to offer an attractive leasing solution to approximately 264 accounts.  The program includes customers interested in our high-performance systems. We intend to continue to use this leasing program in 2007.

          For the years ended December 31, 2006, 2005, and 2004 accounts payable and other current accrued liabilities provided cash of $.7 million, $3.0 million and $.8 million, respectively. These liabilities have grown as our overall business has grown over the years. In 2006, the increase was related to the increases in employee compensation and the timing of payments for Eden inventory.

          Unearned revenue, principally due to maintenance contracts or implied maintenance contracts, provided cash of $1.1 million in 2006, $1.4 million in 2005 and $2.4 million in 2004.  This was principally due to the larger number of maintenance contracts and increased implied maintenance contracts due to higher sales and a larger installed base of systems.

          Our investing activities used cash of $8.4 million, $6.2 million, and $23.3 million in the twelve months ended December 31, 2006, 2005, and 2004, respectively. In 2006, payments for investments, net of proceeds, utilized cash of approximately $.8 million, whereas we provided cash from net investments of approximately $7.5 million in 2005 as we changed our investment strategy to include more items not considered cash equivalents.

          At December 31, 2006, our investments included:

•	$18.8 million in tax-free Auction Rate Certificates, which re-price approximately every 30 days;
•	approximately $13.0 million in municipal government bonds maturing between January 2007 and October 2025; and
•	approximately $0.3 million in certificates of deposit.

          Property and equipment acquisitions totaled $6.1 million, $9.8 million, and $7.1 million in 2006, 2005, and 2004, respectively. In the fall of 2005, we purchased a building for approximately $5.1 million in order to accommodate our growth needs over the next several years. Many of the capital expenditures in 2006 included renovating the building to fit our needs. Most of the remaining capital expenditures in 2006 were for equipment required by the fastest growing components of our business, including 3D printers, consumable manufacturing, and Paid Parts service as well as our IT infrastructure. In March 2004, due to the anticipated growth requirements for consumable manufacturing and Paid Parts service, we purchased a 40,000 sq. ft. building near our current manufacturing facility for approximately $1.2 million, and subsequently spent approximately $0.5 million for building improvements.  Over the three-year period ended December 31, 2006, our other principal capital expenditures were for manufacturing or engineering development equipment, tooling, and leasehold improvements, and for the acquisition of computer systems and software applications.  Payments for intangible assets, including patents and capitalized software, amounted to $1.5 million, $4.1 million and $0.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

          Our 2006 financing activity included the repurchase of 128,500 shares of common stock for approximately $3.1 million representing an average price of $24.21 per share. The 2006 financing activity also includes $1.4 million in proceeds from the exercise of 157,675 stock options. Proceeds from the exercise of 75,370 stock options provided cash of $.3 million in 2005, compared with proceeds from the exercise of 174,515 stock options and 9,000 warrants, which provided cash of $.8 million in 2004.

          For 2007, we expect to use our cash as follows;

•	for improvements to our facilities;
•	for the continuation of our leasing program;
•	for working capital purposes;
•	for information systems (“I/S”) and infrastructure enhancements;
•	for new product and materials development;
•	for sustaining engineering;
•	for the acquisition of equipment, including production equipment, tooling, and computers;
•	for the purchase or development of intangible assets, including patents;
•	for increased selling and marketing activities, especially as they relate to the continued market and channel development as well as Arcam market development;
•	for acquisitions and/or strategic alliances; and
•	for our common stock buyback program.

          While we believe that the primary source of liquidity during 2007 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base.  To date, we have not borrowed against this credit facility.

          At December 31, 2006, large balances were concentrated with certain international distributors and North American resellers, and some of these balances exceed our payment terms.  Default by one or more of these distributors or customers could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions.   While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.  For further information, see the section below captioned “Critical Accounting Policies.”

          Our total current assets amounted to $75.5 million at December 31, 2006, the majority of which consisted of cash and cash equivalents, investments, inventories and accounts receivable.  Total current liabilities amounted to $20.2 million. We have no debt.  We estimate that we will spend approximately between $8 and $10 million in 2007 for property and equipment. As of December 31, 2006, we estimate that material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending December 31, 2007, amounted to approximately $8.3 million. In addition, we have future commitments for leased facilities.   We intend to finance these purchases from existing cash or from cash flows from operations.    The future contractual cash obligations related to the commitments are as follows:

Year ending December 31,	Facilities	Inventory	Total

2007	$302,299	$8,300,000	$8,602,299
2008	197,238		197,238
2009	179,823		179,823
2010	147,749		147,749
2011	51,266		51,266

	$878,375	$8,300,000	$9,178,375

Inflation

          We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

          We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar.  In the year ended December 31, 2006, the loss from foreign currency translations amounted to approximately $.3 million, whereas in the comparable 2005 period we reported losses from foreign currency translations of approximately $.5 million.  In the year ended December 31, 2006, we hedged between €3.0 and €4.0 million of our accounts receivable that were denominated in euros. The hedge resulted in a currency exchange loss of approximately $.5 million for this period.  We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2007, and will continue to monitor our exposure to currency fluctuations.  Instruments to hedge our risks may include foreign currency forward, swap, and option contracts.  These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations.  We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars.  Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

Critical Accounting Policies

          We have prepared our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America.  This has required us to make estimates, judgments, and assumptions that affected the amounts we reported.  Note 1 of Notes to Consolidated Financial Statements contains the significant accounting policies that we used to prepare our consolidated financial statements.

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

Revenue Recognition

          We recognize revenue, consistent with SAB 104 and EITF 00-21, when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectibility is reasonably assured.   Our standard terms are FOB shipping point, and as such most of our revenue from system sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance.  In these instances, revenues would be recognized only upon satisfying the conditions established by the customer in its purchase order to us.  Revenue from sales-type leases of our FDM systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases of our Dimension systems is recognized at time of shipment, since either the customer or the reseller performs the installation.  We recognize revenue from sales-type leases at the net present value of future lease payments.  Revenue from operating leases is recognized ratably over the lease period. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year.  On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the fair value of the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract.  This has had the effect of deferring, as of December 31, 2006, approximately $2.3 million of revenue that will be recognized in future periods.

          We assess collectibility as part of the revenue recognition process.  We evaluate a number of factors to assess collectibility, including an evaluation of the creditworthiness of the customer, past payment history, and current economic conditions.  If it is determined that collectibility cannot be reasonably assured, we would decline shipment, request a down payment, or defer recognition of revenue until ultimate collectibility is more determinable.     We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded.  This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers.  If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns.  We have little history as to potential returns under our lease programs.  We will monitor our lease sales in the future, and if necessary will record a provision for returns on leased systems.  As of December 31, 2006, our allowance for returns was $0.2 million compared with a $0.1 million balance as of December 31, 2005.

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

          Certain of our international distributors have carried large balances that have become overdue.  Most of these distributors have continued to pay down their balances and are still considered performing.  A default by one or more of these distributors could have a material effect, ranging from $.2 million to $1.0 million, on our reported operating results in the period affected.  As of December 31, 2006 and 2005, our allowance for doubtful accounts amounted to $1.3 and $1.6 million, respectively. The decrease in the reserve was primarily due to the write-off of a $.4 million receivable from a French distributor who filed for bankruptcy.

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

Impairment of Long-Lived Assets

The Company adheres to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets.  A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset.  The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. A change in the estimated future values of these assets could have an adverse effect on our financial condition and results of operations.

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

          These forward-looking statements include the expected increases in net sales of high-performance and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the high-performance and 3D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets.  They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability.  The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors” above. These forward-looking statements are based on assumptions, among others, that we will be able to:

•

continue to introduce new high-performance and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

•	successfully develop the 3D printing market with our Dimension BST, Dimension SST and Dimension Elite systems, and that the market will accept these systems;

•	maintain our revenues and gross margins on our present products and by our paid parts service;

•	control our operating expenses;

•	expand our manufacturing capabilities to meet the expected demand generated by Dimension BST, Dimension SST, Dimension Elite, Paid Parts, and our consumable products;

•	successfully and profitably distribute and service the Arcam systems;

•	successfully commercialize new materials, and that the market will accept these new materials; and

•	recruit, retain, and develop employees with the necessary skills to produce, create, commercialize, market, and sell our products.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

          Our cash and cash equivalent investments are exclusively in short-term money market accounts, auction rate certificates, and sweep instruments with maturities of less than 90 days.  These are subject to limited interest rate risk.  A 10% change in interest rates would not have a material effect on our financial condition or results of operations.  Our short- and long-term investments are invested in Auction Rate Certificates, municipal government bonds, and certificates of deposit that bear interest at rates of 3.0% to 7.0%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

          We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. A hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our earnings before taxes by less than $0.3 million for the continued maintenance of our European facility.  Throughout 2006 we hedged between €3.0 million and €4.0 million of our accounts receivable balances that were denominated in euros.  A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease earnings before taxes by between $0.4 million and $0.5 million.

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

          Internal Control over Financial Reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Our management has prepared an annual report on internal control over financial reporting.  Management’s report, together with the related attestation report of Rothstein, Kass & Company, P.C., our independent registered public accounting firm, are included in this Annual Report on Form    10-K on pages F-1 and  F-2 to F-4 of the consolidated financial statements.

Item 9B.  Other Information.

          Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

          Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 8, 2007.

Item 11.   Executive Compensation.

          Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 8, 2007.

Item 12.   Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

          Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 8, 2007.

Item 13.  Certain Relationships and Related Transactions, and Directors Independence.

          Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 8, 2007.

Item 14.  Principal Accountant Fees and Services.

          Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 8, 2007.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Documents

1. Consolidated Financial Statements –

	Management’s Responsibility for Financial Reporting	F-1

	Management’s Report on Internal Controls Over Financial Reporting	F-1

	Reports of Independent Registered Public Accounting Firm	F-2 to F-4

	Consolidated Balance Sheets December 31, 2006 and 2005	F-5
	Consolidated Statements of Operations Years Ended December 31, 2006, 2005 and 2004	F-6
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income Years Ended December 31, 2006, 2005 and 2004	F-7
	Consolidated Statements of Cash Flows Years Ended December 31, 2006, 2005 and 2004	F-8 to F-9
	Notes to Consolidated Financial Statements	F-10 to F-28

2. Consolidated Financial Statement Schedule --

	Schedule II-- Valuation and Qualifying Accounts and Reserves	F-29

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

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2006 AND 2005

STRATASYS, INC. AND SUBSIDIARIES

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

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

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2006 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the specified criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent registered public accounting firm, Rothstein, Kass & Company, P.C., as stated in their report at pages F-3 and F-4 herein.

/s/ S. Scott Crump

S. Scott Crump
Chief Executive Officer

/s/ Robert F. Gallagher

Robert F. Gallagher
Chief Financial Officer

Date: March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stratasys, Inc.

We have audited the accompanying consolidated balance sheets of Stratasys, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratasys, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s  internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated January 31, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

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
January 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stratasys, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, under Item 9A, that Stratasys, Inc. and Subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Stratasys, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated January 31, 2007 expressed an unqualified opinion.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
January 31, 2007

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$12,509,861	$10,105,199
Short-term investments	21,367,316	20,000,000
Accounts receivable, less allowance for returns and doubtful accounts of $1,265,837 and $1,584,149 in 2006 and 2005, respectively	25,035,665	20,019,177
Inventories	9,925,217	10,887,198
Net investment in sales-type leases	2,858,054	2,036,386
Prepaid expenses	3,368,586	2,289,173
Deferred income taxes	459,000	597,000

Total current assets	75,523,699	65,934,133

Property and equipment, net	20,412,719	17,294,575

Other assets
Intangible assets, net	4,868,923	4,380,193
Net investment in sales-type leases	3,271,015	3,143,157
Deferred income taxes	915,000	392,000
Long-term investments	10,747,689	11,297,550
Other	2,265,200	2,237,985

	22,067,827	21,450,885

Total assets	$118,004,245	$104,679,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$10,335,607	$9,545,265
Unearned revenues	9,876,719	8,865,253

Total current liabilities	20,212,326	18,410,518

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value, authorized 15,000,000 shares; issued 12,444,880 shares and 12,287,205 shares in 2006 and 2005, respectively	124,449	122,872
Capital in excess of par value	75,726,716	72,465,952
Retained earnings	41,960,124	30,795,945
Accumulated other comprehensive loss	(116,995)	(324,599)
Less cost of treasury stock, 2,300,029 and 2,171,529 shares in 2006 and 2005, respectively	(19,902,375)	(16,791,095)

Total stockholders’ equity	97,791,919	86,269,075

Total liabilities and stockholders’ equity	$118,004,245	$104,679,593

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2006	2005	2004

Net sales
Product	$83,449,388	$66,178,670	$56,832,959
Services	20,359,463	16,665,634	13,495,546

	103,808,851	82,844,304	70,328,505

Cost of sales
Product	41,953,162	30,125,996	24,110,537
Services	10,414,305	8,963,516	7,149,132

	52,367,467	39,089,512	31,259,669

Gross profit	51,441,384	43,754,792	39,068,836

Operating expenses
Research and development	6,699,373	6,353,877	5,640,216
Selling, general and administrative	29,105,342	23,243,455	20,431,115

	35,804,715	29,597,332	26,071,331

Operating income	15,636,669	14,157,460	12,997,505

Other income (expense)
Interest income	1,648,035	1,616,851	726,558
Foreign currency transaction losses, net	(307,314)	(484,352)	(26,102)
Other	(13,211)	(7,062)	149,034

	1,327,510	1,125,437	849,490

Income before income taxes	16,964,179	15,282,897	13,846,995
Income taxes	5,800,000	4,680,000	4,717,849

Net income	$11,164,179	$10,602,897	$9,129,146

Net income per common share
Basic	$1.10	$1.01	$0.88

Diluted	$1.08	$0.99	$0.85

Weighted average common shares outstanding
Basic	10,120,006	10,527,807	10,350,043

Diluted	10,361,580	10,744,583	10,725,901

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2006, 2005, and 2004

					Accumulated Other Comprehensive Income (Loss)

	Common Stock		Capital in Excess of Par Value	Retained Earnings		Treasury Stock	Total Stockholders’ Equity	Comprehensive Income

	Shares	Amount

Balances, January 1, 2004	12,028,320	$120,283	$69,924,093	$11,063,902	$(41,274)	$(7,170,795)	$73,896,209
Exercise of stock options and warrants, net of issuance expenses	183,515	1,835	754,415				756,250
Income tax reductions relating to exercise of stock options			1,083,592				1,083,592
Purchase of 1,170 shares of treasury stock						(25,346)	(25,346)
Net income				9,129,146			9,129,146	$9,129,146
Other comprehensive income, foreign currency translation adjustment					47,184		47,184	47,184

Total comprehensive income								$9,176,330

Balances, December 31, 2004	12,211,835	122,118	71,762,100	20,193,048	5,910	(7,196,141)	84,887,035
Exercise of stock options, net of issuance expenses	75,370	754	265,453				266,207
Income tax reductions relating to exercise of stock options			438,399				438,399
Purchase of 401,503 shares of treasury stock						(9,594,954)	(9,594,954)
Net income				10,602,897			10,602,897	$10,602,897
Other comprehensive loss, foreign currency translation adjustment					(330,509)		(330,509)	(330,509)

Total comprehensive income								$10,272,388

Balances, December 31, 2005	12,287,205	122,872	72,465,952	30,795,945	(324,599)	(16,791,095)	86,269,075
Exercise of stock options, net of issuance expenses	157,675	1,577	1,405,597				1,407,174
Income tax reductions relating to exercise of stock options			589,611				589,611
Purchase of 128,500 shares of treasury stock						(3,111,280)	(3,111,280)
Stock based compensation			1,265,556				1,265,556
Net income				11,164,179			11,164,179	$11,164,179
Other comprehensive income, foreign currency translation adjustment					207,604		207,604	207,604

Total comprehensive income								$11,371,783

Balances, December 31, 2006	12,444,880	$124,449	$75,726,716	$41,960,124	$(116,995)	$(19,902,375)	$97,791,919

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2006	2005	2004

Cash flows from operating activities
Net income	$11,164,179	$10,602,897	$9,129,146
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	204,611	258,399	2,544,592
Depreciation	2,783,089	2,274,551	1,876,608
Amortization	1,049,145	785,239	810,472
Stock based compensation	1,265,556
Loss on disposal of property and equipment	55,860	43,081	227,473
Loss on write-off of intangible assets		45,847	27,626
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	(4,859,210)	(5,396,948)	591,495
Inventories	1,013,897	(3,426,039)	797,496
Net investment in sales-type leases	(949,526)	(1,161,214)	(2,731,755)
Prepaid expenses	(1,068,264)	(546,975)	1,153,711
Other assets	(166,337)	269,495	61,464
Accounts payable and other current liabilities	740,037	2,960,595	833,539
Unearned revenues	1,162,943	1,415,841	2,379,343

Net cash provided by operating activities	12,395,980	8,124,769	17,701,210

Cash flows from investing activities
Proceeds from sale of investments	6,820,000	38,120,000	8,285,000
Purchase for investments	(7,637,455)	(30,577,550)	(23,655,000)
Acquisition of property and equipment	(6,063,741)	(9,756,217)	(7,060,076)
Acquisition of intangible and other assets	(1,537,875)	(4,059,698)	(893,086)

Net cash used in investing activities	(8,419,071)	(6,273,465)	(23,323,162)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	1,407,174	266,207	756,250
Purchases of treasury stock	(3,111,280)	(9,594,954)	(25,346)

Net cash provided by (used in) financing activities	(1,704,106)	(9,328,747)	730,904

Effect of exchange rate changes on cash	131,859	(147,203)	(28,448)

Net increase (decrease) in cash and cash equivalents	2,404,662	(7,624,646)	(4,919,496)
Cash and cash equivalents, beginning of year	10,105,199	17,729,845	22,649,341

Cash and cash equivalents, end of year	$12,509,861	$10,105,199	$17,729,845

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,	2006	2005	2004

Supplemental disclosures of cash flow information, cash paid during the year for:
Income taxes	$5,283,313	$2,754,721	$1,491,617

Supplemental schedule of noncash investing activities, inventory transferred from machinery and equipment	$135,446	$148,901	$236,690

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Nature of operations and summary of significant accounting policies

Nature of Operations

Stratasys, Inc. and Subsidiaries (collectively, the “Company”) develops, manufactures, distributes and markets a family of rapid prototyping systems (“RPS”) and devices that permit engineers and designers to create physical models and prototypes, made of various materials, utilizing three dimensional Computer Aided Design (“3D CAD”) files at a CAD workstation.  The Company sells these devices and the related consumable materials and maintenance worldwide. In addition, the Company offers both existing and potential customers the ability to purchase prototypes and parts that we make for them from CAD files that they provide to us.

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

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents.  At December 31, 2006 cash equivalents consisted of money market accounts and tax-free government bonds aggregating approximately $11,156,000.  At December 31, 2005 cash equivalents consisted of money market accounts, certificates of deposit, and tax-free government bonds aggregating approximately $8,757,000.  As of December 31, 2006 and 2005, and at various times during those years, balances of cash at financial institutions exceeded the federally insured limit.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

Short-term and Long-term Investments

Short-term and long-term investments consist of Auction Rate Certificates (“ARC”), tax-free government bonds, certificates of deposit, and municipal notes, with maturities ranging from January 2007 through October 2025 at December 31, 2006 and from January 2006 through September 2008 at December 31, 2005.

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at cost less an allowance for returns and doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions. Accounts are written-off against the reserve when management deems the accounts are no longer collectible.

Inventories

Inventories are stated on the first-in, first-out method, at the lower of cost or market.  Inventory costs consist of material, direct labor and overhead. We periodically asses inventory for obsolescence and excess by reducing the difference between our cost and the estimate market value based on assumption about future demand and historical sales patterns.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Nature of operations and summary of significant accounting policies (continued)

Inventories (continued)

The Company complies with the provisions of SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), which requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  Management of the Company does not believe the effects of SFAS No. 151 have a material effect on the consolidated financial statements, as the Company has not incurred any inventory costs that meet the definition of “so abnormal.”

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from 2 to 30 years.  Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

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

Product Warranties

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

Unearned Revenues

The Company services and supports customers by providing warranties and selling maintenance agreements for its products.  Unearned revenues comprise purchased maintenance agreements, covering future periods, and deferred implied maintenance, as discussed under Product Warranties above. Implied maintenance is recognized as earned maintenance revenue in equal installments over the extended nine-month warranty period (months 4 through 12).  The purchased maintenance is deferred in whole and amortized over the period of coverage ranging from one to two years.

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

Revenues from training and installation are unbundled and are recognized after the services have been performed.  Both of these services are optional to the customer.  The majority of the Company’s products are sold through distribution channels, with training and installation services offered by the resellers or distributors.  For the Dimension product neither installation nor training is offered.  Consistent with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revision of Topic 13: Revenue Recognition in Financial Statements”, the equipment the Company manufactures and sells is subject to factory testing that should replicate the conditions under which the customers intend to use the equipment.  All of the systems are sold subject to published specifications, and all systems sales involve standard models.

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

The Company also records a provision for estimated product returns and allowances in the period in which the related revenue is recorded.  This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of the Company’s customers.  If past trends were to change, the Company would potentially have to increase or decrease the amount of the provision for these returns.  The Company has a limited history as to potential returns under the lease programs.  The Company has continued to monitor its lease sales, and if necessary will record a provision for returns on leased systems.  As of December 31, 2006, the allowance for returns was $168,644 as compared with $100,850 as of December 31, 2005.

Derivative Financial Instruments

The Company uses derivatives primarily to hedge its exposure to changes in foreign currency exchange rates between the US dollar and the euro. The Company is exposed to fluctuations in foreign currency cash flows related primarily to third party purchases. Forward contracts of generally one-month duration are used to hedge some of these risks and any ineffectiveness is recognized in earnings in the period deemed ineffective. At December 31, 2006 and 2005, the Company had forward contracts (in euros) of  €3.5 million and €4 million, respectively.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Nature of operations and summary of significant accounting policies (continued)

Advertising

Advertising costs are charged to operations as incurred and were approximately $2,740,000, $3,396,000, and $1,675,000, for 2006, 2005 and 2004, respectively.

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

Earnings Per Share

The Company complies with SFAS No. 128, “Earnings Per Share.”  SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented.  Basic income per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.  The difference between the number of common shares used to compute basic income per share and diluted income per common share relates to additional common shares to be issued upon the assumed exercise of stock options and warrants, net of common shares hypothetically repurchased at the average market price with the proceeds of exercise. The additional common shares amounted to 241,574, 216,776, and 375,858 in 2006, 2005, and 2004, respectively.

Stock-Based Compensation

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

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Nature of operations and summary of significant accounting policies (continued)

Stock-Based Compensation (continued)

If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  The Company adopted SFAS No. 123(R), effective January 1, 2006. Based on stock options that vested during 2006, the Company recorded approximately $1.3 million in additional compensation expense for the year ended December 31, 2006, under SFAS No. 123(R).

Prior to January 1, 2006 the Company followed SFAS No. 123, “Accounting for Stock-Based Compensation.”  The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed.

Had compensation cost for the Company’s five stock option plans been determined based on the fair value at the grant or issue date prior to January 1, 2006 and consistent with the provisions of SFAS No. 123(R), the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	2005	2004

Net income, as reported	$10,602,897	$9,129,146
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effect	(6,858,000)	(2,526,000)

Net income, pro forma	$3,744,897	$6,603,146

Income per share:
Basic income per share - as reported	$1.01	$0.88

Diluted income per share - as reported	$0.99	$0.85

Basic income per share - pro forma	$0.36	$0.64

Diluted income per share - pro forma	$0.35	$0.62

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Nature of operations and summary of significant accounting policies (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign Currency Translation

The Company complies with SFAS No. 52, “Foreign Currency Translation,” which states that for foreign subsidiaries whose functional currency is the local foreign currency, assets and liabilities are translated using the published exchange rate in effect at the balance sheet date. Results of operations are translated using an approximated weighted average exchange rate for the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss).

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components.  SFAS No. 130 requires the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154).  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.  The adoption of SFAS No. 154 had no impact on the consolidated financial statements.

 In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Nature of operations and summary of significant accounting policies (continued)

Recently Issued Accounting Pronouncements (continued)

FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a material impact on the company’s  financial statements.

Reclassifications

The 2005 and 2004 income statements have been restated to reflect customer service costs as part of the cost of sales instead of as operating expenses. These reclassifications had no effect on operating or net income or net income per basic and diluted common share.

2.          Inventories

Inventories consist of the following at December 31:

	2006	2005

Finished goods	$5,022,552	$4,268,544
Raw materials	4,902,665	6,618,654

	$9,925,217	$10,887,198

3.          Net investment in sales-type leases

The Company leases certain of its systems under agreements accounted for as sales-type leases.  Included in revenues for the years ended December 31, 2006, 2005 and 2004 are approximately $1,543,000, $1,546,000 and $2,115,000, respectively, of revenues related to sales-type leases.  These non-cancelable leases expire over the next one to four years.

The following lists the components of the net investment in sales-type leases as of December 31, 2006 and 2005:

	2006	2005

Net minimum lease payments receivable	$6,559,165	$5,540,157
Less unearned interest income	(430,096)	(360,614)

Net investment in sales-type leases	$6,129,069	$5,179,543

Sales-type leases consist of:
Net investment in sales-type leases - short term	$2,858,054	$2,036,386
Net investment in sales-type leases - long term	3,271,015	3,143,157

Net investment in sales-type leases, as above	$6,129,069	$5,179,543

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.          Net investment in sales-type leases (continued)

Future minimum lease payments due from customers under sales-type leases as of December 31, 2006 are as follows:

Year ending December 31,

2007	$2,983,927
2008	2,049,523
2009	1,181,226
2010	344,489

$6,559,165

The interest income for sales-type leases amounted to approximately $251,000, $152,000, and $56,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

4.          Property and equipment

Property and equipment consists of the following at December 31:

	2006	2005

Machinery and equipment	$15,962,275	$12,734,234
Building and improvements	7,634,207	6,582,651
Land and improvements	2,989,069	2,989,069
Computer equipment and software	6,849,491	5,581,026
Office equipment	1,542,640	1,238,521
Leasehold improvements	2,047,873	2,034,239

	37,025,555	31,159,740
Accumulated depreciation and amortization	16,612,836	13,865,165

	$20,412,719	$17,294,575

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.          Intangible assets

Intangible assets consist of the following at December 31:

	2006		2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

RPS technology	$4,118,732	$2,901,401	$4,118,732	$2,759,562
Capitalized software development costs	6,931,879	4,495,847	5,559,937	3,866,921
Patents	2,421,172	1,348,695	2,268,527	1,121,998
Trademarks	275,067	131,984	261,778	80,300

	$13,746,850	$8,877,927	12,208,974	$7,828,781

Accumulated amortization	8,877,927		7,828,781

	$4,868,923		$4,380,193

Aggregate amortization expense	$1,049,145		$785,239

For the years ended December 31, 2006, 2005 and 2004, amortization of capitalized software development costs charged to operations was approximately $629,000, $226,000 and $331,000, respectively.

Estimated amortization expense, for all intangible assets, for the five years subsequent to December 31, 2006 is approximately as follows:

Year ending December 31,

2007	$1,155,000
2008	1,368,000
2009	804,000
2010	547,000
2011	238,000

6.          Line of credit

The Company has an available line of credit from a financial institution for the lesser of $4,000,000 or a defined borrowing base.  The credit line bears interest at defined rates based upon two different indexes and expires in June 2007.  No amounts were outstanding at December 31, 2006 and 2005.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.          Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31:

	2006	2005

Trade payables	$4,250,556	$4,345,335
Compensation, commissions and related benefits	3,331,503	2,917,196
Reserve for warranty expenses	276,979	237,855
Income taxes	1,073,422	931,735
Other	1,403,147	1,113,144

	$10,335,607	$9,545,265

8.          Unearned revenues

Unearned revenues consist of the following at December 31:

	2006	2005

Maintenance contracts	$6,848,702	$5,784,006
Implied maintenance contracts	2,260,442	2,228,558
Other	767,575	852,689

	$9,876,719	$8,865,253

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.          Income taxes

The components of the Company’s deferred tax assets (liabilities) at December 31, 2006 and 2005 are as follows:

	2006	2005

Depreciation	$(397,000)	$(468,000)
Allowance for doubtful accounts	350,000	495,000
Inventory reserves	466,000	413,000
Deferred maintenance revenue	301,000	210,000
Stock based compensation	294,000
Amortization	251,000	237,000
Reserve for warranty expenses	104,000	89,000
Reserve for sales returns, net	63,000	38,000
Unrealized gain on foreign currency	(58,000)	(25,000)

	$1,374,000	$989,000

Income (loss) before income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

United States	$16,647,884	$14,929,335	$13,885,542
Foreign	316,295	353,562	(38,547)

	$16,964,179	$15,282,897	$13,846,995

The components of income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Current
Federal	$4,645,186	$3,747,815	$1,924,173
State	779,814	560,185	165,167
Foreign	170,389	113,246	83,917

	5,595,389	4,421,246	2,173,257

Deferred
Federal	242,611	331,754	2,179,338
State	(38,000)	(73,000)	365,254

	204,611	258,754	2,544,592

	$5,800,000	$4,680,000	$4,717,849

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.          Income taxes (continued)

During the years ended December 31, 2006, 2005, and 2004, approximately $590,000, $439,000, and $1,084,000, respectively, was added to capital in excess of par in accordance with FASB No. 109 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Federal statutory rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.8	2.4	1.3
Resolution of tax contingency		(2.1)
Tax exempt interest income	(2.3)	(1.1)
Stock based compensation expense	1.0
Export tax benefits	(1.0)	(1.3)	(1.0)
Manufacturing deduction	(.7)	(.5)
Utilization of research and development tax credit	(.8)	(1.0)
Earnings of subsidiaries taxed at other than U.S. statutory rate	.3		.3
Other	(.1)	.2	(.5)

Effective income tax rate	34.2%	30.6%	34.1%

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.         Commitments

The Company rents certain of its facilities under non-cancellable operating leases, which expire through 2011.

Aggregate future minimum annual rental payments in the years subsequent to December 31, 2006 are approximately as follows:

Year ending December 31,

2007	$302,000
2008	197,000
2009	180,000
2010	148,000
2011	51,000

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $739,000, $664,000 and $576,000, respectively.

11.        Common stock

The Company has a common stock repurchase program and has repurchased 128,500 and 401,503 shares during the years ended December 31, 2006 and 2005, respectively.  As of December 31, 2006, the Company is authorized to repurchase approximately $8.0 million of additional common stock.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.         Stock options and warrants

The Company has various stock option plans that have been approved by stockholders.  The plans provide for the granting of options to purchase up to 3,825,000 shares of the Company’s common stock to qualified employees of the Company, independent contractors, consultants, and other persons.  Of the 3,825,000 options available for grant, 3,564,417 options have been granted, leaving 260,583 options as of December 31, 2006 available to be granted by the Company. Options principally vest  immediately or ratably over five years and are exercisable over five to six years.

	Number of Options	Per Share Option Price			Weighted Average Option Price

Shares under option at January 1, 2004	882,355	$1.84	-	$29.33	$12.44
Granted in 2004	200,750	8.70	-	36.40	27.93
Exercised in 2004	(174,515)	2.00	-	29.33	4.21
Expired in 2004	(76,680)	2.19	-	13.42	8.20
Forfeited in 2004	(20,070)	2.00	-	16.59	3.65

Shares under option at December 31, 2004	811,840	1.84	-	36.40	19.20
Granted in 2005	623,000	24.97	-	28.96	26.99
Exercised in 2005	(75,370)	2.00	-	25.98	3.55
Expired in 2005	(40,875)	2.00	-	12.27	4.38
Forfeited in 2005	(8,600)	2.03	-	36.40	23.53

Shares under option at December 31, 2005	1,309,995	1.84	-	35.84	23.97
Exercised in 2006	(157,675)	2.03	-	28.96	8.92

Shares under option at December 31, 2006	1,152,320	$1.84	-	$35.84	$26.02

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.         Stock options and warrants (continued)

	Number of Options	Per Share Option Price			Weighted Average Option Price

Options exercisable at December 31, 2006	1,030,170	$1.84	-	$35.84	$26.13

Options exercisable at December 31, 2005	1,079,100	$1.84	-	$35.84	$24.57

Options exercisable at December 31, 2004	455,020	$1.84	-	$36.40	$18.77

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding at December 31, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2006	Weighted- Average Exercise Price

$ 1.84-3.50	38,520	.6 years	$2.21	37,020	$2.17
4.04-8.70	31,200	1.9 years	4.65	21,750	4.24
17.23-26.80	380,150	3.7 years	24.94	334,050	24.99
28.33-35.84	702,450	3.0 years	28.86	637,350	28.86

			26.02		26.13
	1,152,320			1,030,170

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.         Stock options and warrants (continued)

The Company, as part of sales of common stock and other agreements, has issued warrants to purchase the Company’s common stock.  The following summarizes the information relating to warrants issued and the activity during 2006, 2005 and 2004:

	Number of Warrants	Per Share Warrant Price			Weighted Average Warrant Price

Shares under warrants at January 1, 2004	234,000	$3.33	-	$27.63	$23.65
Exercised in 2004	(9,000)	3.33	-	3.33	3.33

Shares under warrants at December 31, 2006, 2005 and 2004	225,000	$23.11	-	$27.63	$24.47

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2005 and 2004. There were no options granted in 2006. The following assumptions were applied in determining the pro forma compensation cost:

	2005	2004

Risk-free interest rate	2.6% - 4.0%	2.4% - 3.7%
Expected option term	5-6 years	5-6 years
Expected price volitility	45% & 68%	77%
Dividend yield	-	-

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.       Litigation

The Company is a party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

14.       Export sales

Export sales, net were as follows for the years ended December 31:

	2006	2005	2004

Europe	$21,459,208	$17,295,935	$16,489,155
Asia Pacific	16,628,696	14,175,649	12,621,639
Other	4,352,914	3,739,623	3,142,690

	$42,440,818	$35,211,207	$32,253,484

At December 31, 2006 and 2005, accounts receivable included balances due from foreign entities of approximately $13,397,000 and $11,670,000, respectively.

15.       Retirement plan

The Company has a defined contribution retirement plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) that covers all eligible employees as defined in the Plan.  Participants may elect to contribute up to 50% of pre-tax annual compensation, as defined by the Plan, up to a maximum prescribed by the IRC.  The Company makes matching contributions equal to the lesser of $3,000 or 3% of the participant’s annual compensation.  The Company, at its discretion, may make additional contributions subject to limitations.  For the years ended December 31, 2006, 2005 and 2004, the Company made 401(k) Plan contributions of approximately $440,000, $383,000 and $320,000, respectively.

STRATASYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.       Quarterly results (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006
Net sales	$22,223,095	$26,699,285	$25,149,163	$29,737,308
Gross profit (b)	10,821,379	13,614,296	11,994,160	15,011,549
Net income	2,015,210	2,935,971	2,559,620	3,653,378
Net income per common share:
Basic	0.20	0.29	0.25	0.36
Diluted	0.20	0.28	0.25	0.35
2005
Net sales	$18,862,819	$20,784,945	$19,681,480	$23,515,060
Gross profit (b)	10,481,961	11,239,820	9,881,036	12,151,975
Net income	2,395,952	2,891,162	2,166,182	3,149,601
Net income per common share:
Basic	0.23	0.28	0.21	0.31	(a)
Diluted	0.22	0.27	0.20	0.30

(a)	The sum of Quarterly Basic Earnings per share do not equal the twelve-month results due to the effects of computing the weighted average shares outstanding.

(b)	Reclassified certain costs from General and Administrative expenses to confirm to current presentation.

STRATASYS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2006, 2005, and 2004

COLUMN A	Column B	Column C	Column D	Column E

DESCRIPTION	Balances at Beginning of Year	Additions - Charged to Income	Deductions from Reserves	Balances at End of Year

2006
Reserve for bad debts and allowances	$1,482,298	$217,978	$603,083	$1,097,193

Reserve for sales returns and other allowances	$101,851	$66,793	$—	$168,644

2005
Reserve for bad debts and allowances	$1,508,517	$502,326	$528,545	$1,482,298

Reserve for sales returns and other allowances	$223,313	$47,051	$168,513	$101,851

2004
Reserve for bad debts and allowances	$568,886	$1,138,222	$198,591	$1,508,517

Reserve for sales returns and other allowances	$198,481	$24,832	$—	$223,313

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company..(2)

3.2	Amendment to Certificate of Incorporation of the Company..(4)

3.3	By-Laws of the Company.(1)

4.1	Form of Warrant, dated August 22, 2003, issued to Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (13)

4.2	First Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (13)

4.3	Second Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC. (13)

4.4	Form of Warrant, dated August 22, 2003, issued to Smithfield Fiduciary LLC and Cranshire Capital, L.P. (13)

4.5	First Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Smithfield Fiduciary LLC and Cranshire Capital, L.P. (13)

10.1	Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.2	Employee Confidentiality Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.3	Amended and Restated Stratasys, Inc. 1994 Stock Plan.(2)

10.4	Second Amended and Restated Stratasys, Inc. 1994-2 Stock Plan.(6)

10.5	Stratasys, Inc. 1998 Incentive Stock Option Plan.(7)

10.6	Stratasys, Inc. 2000 Incentive Stock Option Plan.(8)

10.7	Stratasys, Inc. 2002 Long-Term Performance and Incentive Plan.(10)

10.8	Form of Option Agreement. (15)

10.9	Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects.(5)

10.10	Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects.(5)

EXHIBIT NO.	DESCRIPTION

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

Dated: March 14, 2007

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ S. SCOTT CRUMP	Chairman of the Board of Directors, President, Chief Executive Officer, Treasurer, (Principal Executive Officer)	March 14, 2007

S. Scott Crump

/s/ ROBERT F. GALLAGHER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

Robert F. Gallagher

/s/ RALPH E. CRUMP	Director	March 14, 2007

Ralph E. Crump

/s/ EDWARD J. FIERKO	Director	March 14, 2007

Edward J. Fierko

/s/ CLIFFORD H. SCHWIETER	Director	March 14, 2007

Clifford H. Schwieter

/s/ ARNOLD J. WASSERMAN	Director	March 14, 2007

Arnold J. Wasserman

/s/ GREGORY L. WILSON	Director	March 14, 2007

Gregory L. Wilson