Form 10-Q
period 2007-03-31
STRATASYS INC
filed 2007-05-10
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of April 27, 2007 the Registrant had 10,313,146 shares of common stock, $.01 par value issued and outstanding.

Stratasys, Inc.

i

Item 1. Financial Statements

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,154,857	$12,509,861
Short-term investments	26,934,254	21,367,316
Accounts receivable, less allowance for returns and doubtful accounts of $1,294,605 in 2007 and $1,265,837 in 2006	24,093,539	25,035,665
Inventories	9,838,661	9,925,217
Net investment in sales-type leases	2,834,905	2,858,054
Prepaid expenses	3,427,278	3,368,586
Deferred income taxes	459,000	459,000

Total current assets	82,742,494	75,523,699

Property and equipment, net	21,462,288	20,412,719

Other assets
Intangible assets, net	4,983,912	4,868,923
Net investment in sales-type leases	3,045,810	3,271,015
Deferred income taxes	915,000	915,000
Long-term investments	12,054,760	10,747,689
Other	2,345,142	2,265,200

Total other assets	23,344,624	22,067,827

	$127,549,406	$118,004,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$11,515,772	$10,335,607
Unearned revenues	10,543,409	9,876,719

Total current liabilities	22,059,181	20,212,326

Commitments
Stockholders’ equity
Common stock, $.01 par value, authorized 15,000,000 shares, issued 12,613,175 shares in 2007 and 12,444,880 shares in 2006	126,132	124,449
Capital-in-excess of par value	80,263,096	75,726,716
Retained earnings	45,117,562	41,960,124
Accumulated other comprehensive loss	(114,190)	(116,995)
Less cost of treasury stock, 2,300,029 shares in 2007 and 2006	(19,902,375)	(19,902,375)

Total stockholders’ equity	105,490,225	97,791,919

	$127,549,406	$118,004,245

See accompanying notes to the consolidated interim financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,

	2007	2006

	(unaudited)	(unaudited)
Net sales
Product	$21,690,255	$17,543,326
Services	5,654,605	4,679,769

	27,344,860	22,223,095

Cost of sales
Product	9,665,269	9,033,573
Services	2,973,571	2,368,143

	12,638,840	11,401,716

Gross profit	14,706,020	10,821,379

Operating expenses
Research and development	1,802,061	1,433,576
Selling, general and administrative	8,472,848	6,565,108

	10,274,909	7,998,684

Operating income	4,431,111	2,822,695

Other income (expense)
Interest income	487,671	359,500
Foreign currency transactions losses, net	(117,854)	(119,563)

	369,817	239,937

Income before income taxes	4,800,928	3,062,632
Income taxes	1,643,490	1,047,422

Net income	$3,157,438	$2,015,210

Earnings per common share
Basic	$0.31	$0.20

Diluted	$0.30	$0.20

Weighted average number of common shares outstanding
Basic	10,196,117	10,123,267

Diluted	10,625,841	10,323,855

COMPREHENSIVE INCOME
Net income	$3,157,438	$2,015,210
Other comprehensive income
Foreign currency translation adjustment	2,805	54,329

Comprehensive income	$3,160,243	$2,069,539

See accompanying notes to the consolidated interim financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2007	2006

	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$3,157,438	$2,015,210
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	698,491	204,265
Depreciation	798,291	636,473
Amortization	273,547	151,473
Stock-based compensation	303,051	412,710
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	942,126	(704,097)
Inventories	219,727	(2,435,377)
Net investments in sales-type leases	248,354	(188,361)
Prepaid expenses	(58,692)	(499,885)
Other assets	(79,942)	(25,845)
Accounts payable and other current liabilities	1,180,165	416,130
Unearned revenues	666,690	352,622

Net cash provided by operating activities	8,349,246	335,318

Cash flows from investing activities
Proceeds from sale of investments		3,312,678
Payments for investments	(6,874,009)
Acquisition of property and equipment	(1,981,031)	(1,294,096)
Acquisition for intangible assets	(388,536)	(431,566)

Net cash provided by (used in) investing activities	(9,243,576)	1,587,016

Cash flows provided by financing activities
Net proceeds from exercise of stock options	3,536,521	170,791
Effect of exchange rate changes on cash	2,805	54,329

Net increase in cash and cash equivalents	2,644,996	2,147,454
Cash and cash equivalents, beginning of period	12,509,861	10,105,199

Cash and cash equivalents, end of period	$15,154,857	$12,252,653

See accompanying notes to the consolidated interim financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,

	2007	2006

	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information,
cash paid during the period for income taxes	$802,821	$3,528,660

Supplemental schedule of noncash investing and financing activities:
Inventory transferred from machinery and equipment	$207,584	$24,596

See accompanying notes to the consolidated interim financial statements.

Notes to Consolidated Interim Financial Statements

Note 1-- Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2-- Inventories

Inventories consisted of the following at March 31, 2007 (unaudited) and December 31, 2006 respectively:

	2007	2006

Finished goods	$4,304,272	$5,022,552
Raw materials	5,534,389	4,902,665

Totals	$9,838,661	$9,925,217

Note 3--Material Commitments

The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $9,450,000, some of which contain non-cancellation clauses.

Note 4--Earnings per Common Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share. The difference between the number of shares used to compute basic earnings per common share and diluted earnings per common share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the three months ended March 31, 2007 and 2006, the additional shares amounted to 429,724 and 200,588, respectively.

Note 5-- Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No.123R) as interpreted by SEC Staff Accounting Bulletin  (SAB) No. 107. The stock-based compensation expense amount recorded was $303,000 and $413,000 (pre-tax amount) in first three months of 2007 and 2006, respectively. The associated future income tax benefit recognized was approximately $91,000 and $105,000 in the three months ended March 31, 2007 and 2006, respectively.  No options were granted in the three months ended March 31, 2007.

Note 6--Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation, as required to be adopted on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Implementation of FIN No. 48 on January 1, 2007 resulted in no adjustment to the income tax liability. As of the date of adoption the total amount of unrecognized tax benefits was $563,000. Included in this liability for unrecognized tax benefits is an estimate for interest and penalties totaling $52,000, both of which we classify as a component of income tax expense.

Note 7--Subsequent Event

On May 9, 2007, we filed an amendment (the “Amendment”) of our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.  The Amendment increases the number of our authorized shares of Common Stock, par value $.01 per share, from 15,000,000 shares to 30,000,000 shares.  The Amendment was authorized by our stockholders at our 2007 Annual Meeting of Stockholders on May 8, 2007

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes directly from a designer’s three-dimensional CAD in a matter of hours. In addition to selling RP systems and 3D printers, we make and sell parts for RP and  direct digital manufacturing (“DDM”) applications through our Paid Parts service based on our customers’ CAD files. All of our systems use proprietary consumables in the production of parts.

In the quarter ended March 31, 2007, our revenues increased to approximately $27.3 million, a 23% increase over the approximately $22.2 million that we reported in the first quarter of 2006.  The number of units that we shipped in the quarter increased by approximately 36% to 548 units as compared with 403 units shipped in the first quarter of 2006. The higher shipment level was due to a continuing strong interest in our Dimension systems as well as our high-performance systems. Based on industry reports, we believe that since 2002 we have shipped more total RP systems than any other company in the world. Revenues derived from our proprietary consumable products increased significantly in the quarter ended March 31, 2007, as compared with the quarter ended March 31, 2006. We believe that our consumable sales should increase in future quarters due to the significant expansion of our active installed base over the past several years.

We believe that we are successfully implementing our marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market. Our sales growth in the first three months of 2007 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace.

Our strategy for the remainder of 2007 will be to continue to expand our position in the 3D printing market through increased sales of our Dimension product line (our low-cost 3D printers). In January 2007, we introduced the Dimension Elite priced at $31,900 which offers finer feature detail and a more durable ABS plastic than the other Dimensions. We now have five Dimension models ranging in price from $18,900 to $31,900. With the introduction of the Dimension SST in February 2004, we initiated a highly successful distributor program involving resellers purchasing demonstration systems with extended payment terms on both the Dimension SST and Dimension BST. While the program impacted our accounts receivable days sales outstanding (“DSO”) during portions of 2004, 2005 and 2006, it proved an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program in 2007. Again, this program adversely impacted our DSO in the first three months of 2007 as we expected.  However, we believe our distributor program is an integral part of our strategy to expand the 3D printing market.

Our strategy also includes the expansion of our position in the RP market through the growth of our high performance systems, represented principally by our Titan, Vantage, and Maxum FDM® (fused deposition modeling) based systems. Prices for our FDM systems now range from $85,000 for the base model Vantage to $195,000 for the fully equipped Vantage SE. As a complement to our FDM systems, we also distribute the Arcam EBM systems in North America for Arcam AB. The Arcam system is a metal-based direct digital manufacturing and prototyping system. As we looked at the high-end productivity system mix in the quarter ended March 31, 2007 compared with the same 2006 period, we saw a 28% increase in sales of our proprietary systems as we successfully transition out of our distribution of the Eden PolyJet products.

In addition to expanding our penetration of the high performance RP systems, our strategy is to expand into DDM. DDM is the manufacture of end use parts using additive technologies. In April 2007, we introduced our first product specifically aimed at this market, the FDM 200mc. We plan to have additional product offerings for this market later in 2007.

As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services.  These represent recurring revenue for us.  We expect that this trend will continue.

Gross profits, as a percentage of sales, increased 36% in the first quarter of 2007 to 53.8% compared with 48.7% in the first quarter of 2006. The increase was primarily due to a shift in our product mix weighted toward our proprietary products and away from the Eden PolyJet systems.  In addition, margins benefited from strong growth in our paid parts service and proprietary consumable products.

Our 2007 strategy is based on the expectation that we will expand our gross profit faster than our operating expenses, with the intent to improve our operating income as compared with that recorded in 2006. In the first quarter of 2007 compared to the first quarter of 2006 operating expenses grew 28%. Part of the increase was due to the timing of our Dimension reseller meeting that was held in January 2007 compared with April 2006.

During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. We delivered our first prototype in December 2006.  The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three months ended March 31, 2007 and 2006, we offset approximately $256,000 and $333,000, respectively, of R&D expenses with payments received from this customer.

Our balance sheet continues to be strong. As of March 31, 2007, our cash and investment position was approximately $54 million, with no debt. We believe that we have adequate liquidity to fund our  growth strategy for the remainder of 2007.

Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping and manufacturing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Our ability to implement our strategy for 2007 is subject to numerous uncertainties and risks, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations,” and in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2006.  We cannot ensure that our efforts will be successful.

All dollar amounts set forth in the tables below, except for per share amounts, are stated in thousands of dollars.

Results of Operations
(All amounts in thousands) (unaudited)

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated.  All items are included in or derived from our consolidated interim statements of operations.

	For the three months ended March 31,

	2007	2006

Net sales	100.0%	100.0%
Cost of sales	46.2%	51.3%
Gross profit	53.8%	48.7%
Research and development	6.6%	6.5%
Selling, general, and administrative	31.0%	29.5%
Operating income	16.2%	12.7%
Other income (expense)	1.4%	1.1%
Income before income taxes	17.6%	13.8%
Income taxes	6.0%	4.7%
Net income	11.5%	9.1%

Net Sales

Net sales of our products and services and changes in net sales were as follows:

	Three Month Period Ended March 31,

	2007	2006	Period-over-Period Change

Product	$21,690	$17,543	24%
Services	5,655	4,680	21%

	$27,345	$22,223	23%

Units sold	548	403	36%

For the three months ended March 31, 2007 compared to the same year-ago period, the growth in unit volume was led by our Dimension systems. Dimensions have a lower average selling price than our high-end productivity systems.

Sales of our high productivity proprietary systems increased 28% partially due to shipping a portion of our 2006 year-end backlog. Orders for our high productivity proprietary systems increased 12% in the first quarter of 2007 compared to the same year-ago period.  The increase in high productivity proprietary systems revenue was offset by lower sales of the Eden products, which we have discontinued distributing. Eden system sales were $670,000 in the first quarter of 2007compared with $1.7 million in the prior year’s first quarter.  Our Dimension systems unit growth was 39% for the three month period when compared with the first quarter of 2006. Dimension system revenue increased 59% as the majority of system sales favored the higher priced systems, including the new Dimension Elite. Revenues from our proprietary consumables increased 21% due to our expanding installed base of systems.

Our revenue from our Paid Parts service increased 70% in the three months ended March 31, 2007 as compared with the same 2006 period.  We continue to expand our Paid Parts sales and marketing efforts. Overall service revenue grew 21% in the first quarter of 2007 compared to the same year-ago period. The large increase in Paid Parts service revenue was partially offset by only a 6% increase in maintenance service revenue.

North American sales, which include Canada and Mexico, accounted for approximately 55% and 64% of total revenue in the three months ended March 31, 2007 and 2006, respectively. The shift in sales is primarily due to the discontinuance of the North American Eden product distribution agreement. Eden related system, consumable and maintenance sales were approximately $1.1 million compared to $3.0 million in the first quarter of 2006.

International sales grew 52% for the three months ended March 31, 2007 compared to the same period last year. The international increase was led by strong sales for all our products in the Asia Pacific region. Late in 2006, we expanded our reseller network for Dimension in China, which aided sales in the first quarter of 2007.

Whereas we expect to report higher revenues and profits in 2007 over the results achieved in 2006, declining economic conditions could adversely impact our future sales and profitability.

Gross Profit

Gross profit and gross profit as a percentage of sales for our products and services, as well as the percentage changes in gross profit were as follows:

	Three Month Period Ended March 31,

	2007	2006	Period-over-Period Change

Product	$12,025	$8,510	41%
Services	2,681	2,312	16%

	$14,706	$10,822	36%

Percentage of sales	53.8%	48.7%

The gross profit percentage benefited from improved mix within our high performance system business as the decline in the sales of distributed Eden products was offset by an increase in our sales of proprietary high performance systems. As we have indicated in the past, we maintained relatively low gross margin on the Eden distributed product line when compared to our proprietary products. The gross profit margin also benefited from better average prices for our Dimension products. Last year, we did not have the Dimension 1200s or the Dimension Elite available in the first quarter. These machines have a higher average selling price than the Dimension 768s. In addition, the gross margin benefited from increased sales of our Paid Parts and proprietary consumable products.

Operating Expenses

Operating expenses and operating expense as a percentage of sales, as well as the percentage change in operating expenses were as follows:

	Three Month Period Ended March 31,

	2007	2006	Period-over-Period Change

Research & development	$1,802	$1,434	26%
Selling, general & administrative	8,473	6,565	29%

Total operating expenses	$10,275	$7,999	28%

Percentage of sales	37.6%	36.0%

Research and development expense increased by 26% for the three months ended March 31, 2007, compared to the same 2006 period, as we remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms.  Increases were primarily the result of increases in engineering headcounts and material spending partially offset by an increase in internally capitalized software of $389,000 during the three months ended March 31, 2007. This compares to $432,000 for the three months ended March 31, 2006. During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three months ended March 31, 2007 and 2006, we offset approximately $256,000 and $333,000, respectively, of R&D expenses with payments received from this customer. As we continue our commitment to R&D throughout 2007, we expect to report higher R&D expenses than we incurred in 2006.

Selling, general and administrative expenses increased 29% for the first quarter of 2007 compared to the same quarter last year.  Part of the increase is additional spending to support our growth. In addition, our 2007 Dimension reseller meeting was held in the first quarter of 2007 whereas it was held in the second quarter of 2006. We expect the growth in selling, general and administrative expenses to be moderate over the remainder of 2007.

Operating Income

Operating income and operating income as a percentage of sales, as well as the percentage change in operating income, were as follows:

	Three Month Period Ended March 31,

	2007	2006	Period-over-Period Change

Operating income	$4,431	$2,823	57%

Percentage of sales	16.2%	12.7%

Primarily due to the increase in net sales, changes in the product mix, along with the other reasons cited above, for the three months ended March 31, 2007 compared with the same year-ago period, operating income increased by 57%.

Other Income (Expense)

Other income (expense) as a percent of sales and changes in other income (expense) were as follows:

	Three Month Period Ended March 31,

	2007	2006	Period-over-Period Change

Interest income	$488	$360	36%
Foreign currency translation	(118)	(120)	(-1)%

Total	$370	$240	54%

Percentage of sales	1.4%	1.1%

Interest income increased in the three months ended March 31, 2007 compared to the same year-ago period due to a an increase in our cash and investments.  Foreign currency translation gains and losses are principally due to currency fluctuations between the US dollar and the Euro. We enter into 30-day forward contracts to hedge our foreign currency exposure.  In 2007 we hedged only a portion of our foreign currency exposure and the resulting loss was due to the weakening of the US dollar relative to the Euro. Our strategy is to continue to hedge our estimated Euro denominated accounts receivable position throughout the remainder of 2007.  At March 31, 2007, we had approximately €4.5 million in euro-denominated receivables and a €4.0 million 30-day forward contract.

Income Taxes

Income taxes and income taxes as a percent of net income before income taxes for the three months ended March 31, 2007 and 2006, as well as the percentage change, were as follows:

	Three Month Period Ended March 31,

	2007	2006	Period-over-Period Change

Income taxes	$1,643	$1,047	57%

Percentage of income before taxes	53.8%	48.7%

Effective rate	34.2%	34.2%

Income tax expense increased with the increase in income before income taxes. The effective tax rate for the three months ended March 31, 2007 is the same as last year.

Net Income

Net income and net income as a percent of sales, as well as the percentage change in net income, were as follows:

	Three Month Period Ended March 31,

	2007	2006	Period-over-Period Change

Net income	$3,157	$2,015	57%

Percentage of sales	11.5%	9.1%

Net income increased for the three months ended March 31, 2007 compared to the same year-ago period primarily due to the increase in sales and a favorable product mix. Effective January 1, 2006, we adopted  SFAS No. 123R.  The adoption of SFAS No. 123R had the effect of reducing net income for the three months ended March 31, 2007 and 2006 by approximately $212,000 and $304,000, or $.02 and $.03 per diluted common share outstanding, respectively.

Liquidity and Capital Resources
(all amounts in thousands) (unaudited)

A summary of our consolidated interim statements of cash flows for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006

Net income	$3,157	$2,015
Deferred income taxes	698	204
Depreciation and amortization	1,072	788
Stock-based compensation	303	413
Changes in operating assets and liabilities	3,119	(3,085)
Net cash provided by operating activities	8,349	335
Net cash provided by (used in) investing activities	(9,244)	1,587
Net cash provided by financing activities	3,537	171
Effect of exchange rate changes on cash	3	54

Net increase in cash and cash equivalents	2,645	2,147
Cash and cash equivalents, beginning of period	12,510	10,106

Cash and cash equivalents, end of period	$15,155	$12,253

We increased our cash, cash equivalents and short-term investment balances to approximately $42.1 million at March 31, 2007, from approximately $33.9 million at December 31, 2006. We increased our long-term investments, consisting principally of municipal bonds, to $12.1 million compared to $10.7 million at December 31, 2006. At March 31, 2007 total cash, cash equivalents and investments were approximately $54.2 million compared with approximately $44.6 million at December 31, 2006.

In the three months ended March 31, 2007, net cash provided by our operating activities amounted to approximately $8.3 million compared with approximately $335,000 in the comparable 2006 period. We generated cash from our net income, as adjusted to exclude the effects of non-cash charges.  In addition, cash was provided by changes in operating assets and liabilities principally a decrease in accounts receivable and increases in accounts payable and other current liabilities and an increase in unearned revenue. Our net accounts receivable balance decreased to approximately $24.1 million at March 31, 2007 from approximately $25.0 million as of December 31, 2006, which was principally due to lower sales in the first quarter of 2007 compared with the fourth quarter of 2006. Some of our international distributors have continued to carry high balances, some of which have exceeded our normal terms. We believe we have made adequate allowances against our accounts receivable balances.

At March 31, 2007, our inventory balance was fairly constant at approximately $9.8 million compared with approximately $9.9 million at December 31, 2006. A significant portion of our inventory is dedicated to fulfilling our service contract and warranty obligations.  As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirement to maintain spare parts inventory.  With the introduction of these new products, older products have been discontinued.  However, inventory for these discontinued products is still required to fulfill our service contracts.  Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

Our investing activities used cash of approximately $9.2 million. Buying and selling auction-rate securities as well as tax-free bonds, used cash of approximately $6.9 million. In addition, we used cash for fixed asset additions of approximately $2.0 million and payments for intangibles and other investments of approximately $389,000. Net cash used for payments for intangible assets and other investments included patents and capitalized software.  Much of the capital expenditure in 2007 was for equipment required by the growing components of our business, including manufacturing fixtures for new products, consumable manufacturing, and Paid Parts, and for improvements to our facilities. We are renovating the building we purchased in the fall of 2005 and it will become our corporate headquarters in the second quarter of 2007.

Our financing activities provided cash of approximately $3.5 million from the exercise of stock options. For the remainder of 2007, we expect to use our cash as follows:

•	for improvements to our facilities;
•	for the continuation of our leasing program;
•	for working capital purposes;
•	for information systems (“I/S”) and infrastructure enhancements;
•	for new product and materials development;
•	for sustaining engineering;
•	for the acquisition of equipment, including production equipment, tooling, and computers;
•	for the purchase of intangible assets, including patents;
•	for increased selling and marketing activities, especially as they relate to the continued market and channel development, as well as, Arcam market development;
•	for acquisitions and/or strategic alliances; and
•	for our common stock buyback program

While we believe that the primary source of liquidity during the remainder of 2007 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base.  To date, we have not borrowed against this credit facility.

As of March 31, 2007, we had gross accounts receivable of approximately $25.4 million less an allowance of approximately $1.3 million for returns and doubtful accounts.  Over our history, bad debt expense has generally been small as a percentage of sales. However, at March 31, 2007, large balances were concentrated with certain international distributors and some of these balances exceed our payment terms.  Default by one or more of these distributors could result in a significant charge against our current reported earnings.  We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions.   While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.  For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to approximately $82.7 million at March 31, 2007, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable.  Total current liabilities amounted to approximately $22.1 million. We have no debt. We believe we have adequate resources to fund our foreseeable future growth.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years and current quarter.

Foreign Currency Transactions

We invoice sales to certain European distributors in Euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar.  In the three months ended March 31, 2007 and 2006, the net loss on foreign currency translations amounted to approximately $118,000 and $120,000, respectively.  During the quarter ended March 31, 2007, we hedged between €4.0 million and €4.9 million of our accounts receivable that were denominated in Euros. The hedge resulted in a currency translation loss of approximately $57,000 for that period. Our strategy is to hedge the majority of our Euro-denominated accounts receivable position throughout the remainder of 2007. We will continue to monitor our exposure to currency fluctuations.  Instruments to hedge our risks may include foreign currency forward, swap, and option contracts.  These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations.  We expect to continue to derive most of our sales from regions where the transactions are negotiated, invoiced, and paid in US dollars.  Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

Revenue Recognition

We recognize revenue, consistent with the SAB 101, Revenue Recognition, amended by SAB 104 and Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectibility is reasonably assured.   Our standard terms are FOB shipping point, and as such most of our revenue from system sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance.  In these instances, revenues would be recognized only upon satisfying the conditions established by the customer in its purchase order to us.  Revenue from sales-type leases of our FDM systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases of our Dimension systems is recognized at time of shipment, since either the customer or the reseller performs the installation.  We recognize revenue from sales-type leases at the net present value of future lease payments.  Revenue from operating leases is recognized ratably over the lease period. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year.  On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the fair value of the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract.

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

Allowance for Doubtful Accounts

While we evaluate the collectibility of a sale as part of our revenue recognition process, we must also make judgments regarding the ultimate realization of our accounts receivable.  A considerable amount of judgment is required in assessing the realization of these receivables, including the aging of the receivables and the credit worthiness of each customer.    We may not be able to accurately and timely predict changes to a customer’s financial condition. If a customer’s financial condition should suddenly deteriorate, calling into question our ability to collect the receivable, our estimates of the realization of our receivables could be adversely affected.  We might then have to record additional allowances for doubtful accounts, which could have an adverse effect on our results of operations in the period affected.

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

These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets.  They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability.  The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for 2006. These forward-looking statements are based on assumptions, among others, that we will be able to:

•	continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

•	successfully develop the 3D printing market with our Dimension BST, Dimension SST and Dimension Elite systems, and that the market will accept these systems;

•	successfully develop and introduce high performance systems to serve both the RP and DDM markets;

•	maintain our revenues and gross margins on our present products;

•	control our operating expenses;

•	expand our manufacturing capabilities to meet the expected demand generated by Dimension BST, Dimension SST, Dimension Elite, Paid Parts, and our consumable products;

•	successfully and profitably distribute and service the Arcam systems;

•	successfully commercialize new materials, and that the market will accept these new materials; and

•	recruit, retain, and develop employees with the necessary skills to produce, create, commercialize, market, and sell our products.

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

Foreign Currency Exchange Rate Risk

In the quarter ended March 31, 2007 we hedged between €4.0 million and €4.9 million of our accounts receivable balances that were denominated in Euros.  A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease earnings before taxes by between $0.5 million and $0.6 million. A hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our earnings before taxes by less than $0.3 million for the continued maintenance of our European facility.

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

Internal Control over Financial Reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 5.  Other Information

          On May 9, 2007, we filed an amendment (the “Amendment”) of our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.  The Amendment increases the number of our authorized shares of Common Stock, par value $.01 per share, from 15,000,000 shares to 30,000,000 shares.  The Amendment was authorized by our stockholders at our 2007 Annual Meeting of Stockholders on May 8, 2007.

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

Date: May 10, 2007	Stratasys, Inc.

	By:	/s/ Robert F. Gallagher

Robert F. Gallagher
Chief Financial Officer