Form 10-Q
period 2007-06-30
STRATASYS INC
filed 2007-08-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_________________

Commission File Number: 1-13400

STRATASYS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3658792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7665 Commerce Way, Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2007 the Registrant had 10,447,446 shares of common stock, $.01 par value issued and outstanding.

Stratasys, Inc.

i

ITEM 1. FINANCIAL STATEMENTS

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$14,027,500	$12,509,861
Short-term investments	27,675,780	21,367,316
Accounts receivable, less allowance for returns and doubtful accounts of $1,905,259 in 2007 and $1,265,837 in 2006	27,547,863	25,035,665
Inventories	11,440,688	9,925,217
Net investment in sales-type leases	3,078,467	2,858,054
Prepaid expenses	3,145,505	3,368,586
Deferred income taxes	426,524	459,000

Total current assets	87,342,327	75,523,699

Property and equipment, net	24,139,190	20,412,719

Other assets
Intangible assets, net	5,426,038	4,868,923
Net investment in sales-type leases	3,490,204	3,271,015
Deferred income taxes	915,000	915,000
Long-term investments	12,883,514	10,747,689
Other	2,417,184	2,265,200

Total other assets	25,131,940	22,067,827

	$136,613,457	$118,004,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$11,121,778	$10,335,607
Unearned revenues	11,654,389	9,876,719

Total current liabilities	22,776,167	20,212,326

Stockholders’ equity
Common stock, $.01 par value, authorized 30,000,000 shares, issued 12,747,475 shares in 2007 and 12,444,880 shares in 2006	127,474	124,449
Capital in excess of par value	84,985,800	75,726,716
Retained earnings	48,751,120	41,960,124
Accumulated other comprehensive loss	(124,729)	(116,995)
Less cost of treasury stock, 2,300,029 shares in 2007 and 2006	(19,902,375)	(19,902,375)

Total stockholders’ equity	113,837,290	97,791,919

	$136,613,457	$118,004,245

The accompanying notes are an integral part of these financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net Sales
Product	$22,198,715	$21,677,819	$43,888,970	$39,221,145
Services	6,024,779	5,021,466	11,679,384	9,701,235

	28,223,494	26,699,285	55,568,354	48,922,380

Cost of goods sold
Product	9,692,932	10,555,355	19,358,201	19,588,928
Services	2,929,973	2,529,418	5,903,544	4,897,777

	12,622,905	13,084,773	25,261,745	24,486,705

Gross profit	15,600,589	13,614,512	30,306,609	24,435,675

Costs and expenses
Research and development	1,804,574	1,857,945	3,606,635	3,291,521
Selling, general and administrative	8,759,067	7,622,261	17,231,915	14,187,153

	10,563,641	9,480,206	20,838,550	17,478,674

Operating income	5,036,948	4,134,306	9,468,059	6,957,001

Other income (expense)
Interest income	610,366	389,683	1,101,659	749,183
Other	(85,811)	(62,027)	(207,287)	(181,590)

	524,555	327,656	894,372	567,593

Income before income taxes	5,561,503	4,461,962	10,362,431	7,524,594
Income taxes	1,927,944	1,525,991	3,571,434	2,573,413

Net income	$3,633,559	$2,935,971	$6,790,997	$4,951,181

Earnings per common share
Basic	$0.35	$0.29	$0.66	$0.49

Diluted	$0.34	$0.28	$0.64	$0.48

Weighted average number of common shares outstanding
Basic	10,371,397	10,161,391	10,284,246	10,142,479

Diluted	10,808,454	10,463,490	10,670,764	10,390,091

COMPEHENSIVE INCOME
Net income	$3,633,559	$2,935,971	$6,790,997	$4,951,181
Other comprehensive income(loss)
Foreign currency translation adjustment	(10,539)	82,676	(7,734)	137,005

Comprehensive income	$3,623,020	$3,018,647	$6,783,263	$5,088,186

The accompanying notes are an integral part of these financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six months Ended June 30,

	2007	2006

Cash flows from operating activities
Net income	$6,790,997	$4,951,181
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,195,155	342,637
Depreciation	1,633,986	1,302,284
Amortization	544,355	479,553
Stock-based compensation	482,000	696,992
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	(2,512,198)	(5,538,404)
Inventories	(1,687,139)	(2,503,785)
Net investments in sales-type leases	(439,602)	(587,348)
Prepaid expenses	223,081	1,036,717
Other assets	(151,984)	(123,415)
Accounts payable and other current liabilities	786,171	237,390
Unearned revenues	1,777,670	889,979

Net cash provided by operating activities	8,642,492	1,183,781

Cash flows from investing activities
Proceeds from sale of investments	4,734,667	4,688,140
Payments for investments	(13,178,956)	(2,384,660)
Acquisition of property and equipment	(5,188,789)	(2,791,461)
Acquisition for intangible assets	(1,101,470)	(754,272)

Net cash provided by (used in) investing activities	(14,734,548)	(1,242,253)

Cash flows provided by financing activities
Net proceeds from exercise of stock options	7,617,430	613,540
Effect of exchange rate changes on cash	(7,735)	137,005

Net increase in cash and cash equivalents	1,517,639	692,073
Cash and cash equivalents, beginning of period	12,509,861	10,105,199

Cash and cash equivalents, end of period	$14,027,500	$10,797,272

The accompanying notes are an integral part of these financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited) (CONTINUED)

	Six Months Ended June 30,

	2007	2006

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,502,400	$3,529,186

Supplemental schedule of noncash investing and financing activities:
Inventory transferred to machinery and equipment	$171,668	$24,596

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Interim Financial Statements

Note 1-- Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2-- Inventories

Inventories consisted of the following at June 30, 2007 and December 31, 2006:

	2007	2006

Raw material	$6,340,384	$5,022,552
Finished Goods	5,100,304	4,902,665

Total	$11,440,688	$9,925,217

Note 3--Material Commitments

The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $9.9 million, some of which contain non-cancellation clauses.

Note 4--Earnings per Common Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share. The difference between the number of shares used to compute basic earnings per common share and diluted earnings per common share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. The additional shares were as follows for the respective periods:

	Period Ended June 30,

	Three Months		Six Months

	2007	2006	2007	2006

Additional shares	437,057	302,099	386,518	247,612

Note 5-- Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No.123R), as interpreted by SEC Staff Accounting Bulletin (SAB) No. 107. The amount of the stock-based compensation expense recorded and the associated future income tax benefit recognized were:

	Period Ended June 30,

	Three Months		Six Months

	2007	2006	2007	2006

Stock based compensation expense	$178,949	$284,282	$482,000	$696,992

Future income tax benefit recognized	$47,546	$57,356	$138,688	$169,310

The following stock options were exercised for the respective periods:

	Period Ended June 30,

	Three Months		Six Months

	2007	2006	2007	2006

Proceeds from exercise of stock options	$3,563,607	$441,934	$7,190,127	$612,726
Number of shares exercised	134,300	28,300	302,595	57,575
Weighted average exercise price	$26.53	$15.62	$23.76	$10.64
Tax benefit recognized in stockholders’ equity from stock option exercises	$891,491	$139,186	$1,589,982	$343,451

No options were granted in the three and six months ended June 30, 2007.

Note 6--Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation, as required to be adopted on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Implementation of FIN No. 48 on January 1, 2007 resulted in no adjustment to the income tax liability. As of the date of adoption, the total amount of unrecognized tax benefits was $563,000. This unrecognized tax benefit includes an estimate for interest and penalties totaling $52,000, both of which we classify as a component of income tax expense.

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

As  previously announced, we discontinued the distribution of Eden PolyJet products at the beginning of 2007, and will continue to recognize a nominal level of Eden-related service revenue through the third quarter of this year. This decision has impacted year-over-year comparative analysis of our revenue growth and margins as Eden products and services were at substantially lower margins than our proprietary products and services. In the quarter ended June 30, 2007, our revenues increased to approximately $28.2 million, a 6% increase over the approximately $26.7 million that we reported in the second quarter of 2006. However, revenues from our proprietary products and services increased 22%.  The number of units that we shipped in the quarter increased by approximately 7% to 564 units as compared with 527 units shipped in the second quarter of 2006.  Our second quarter results in 2007 are being compared to a very strong second quarter in 2006 that resulted from the highly successful introduction of our Dimension 1200, which we began shipping in April 2006. For the six months ended June 30, 2007 the number of units that we shipped increased by approximately 20% to 1,112 units as compared with 930 units shipped in the first six months of 2006. The higher shipment level was due to a continuing strong interest in our Dimension systems as well as our high-performance systems. Based on industry reports, we believe that since 2002 we have shipped more total RP systems than any other company in the world. Revenues derived from our proprietary consumable products increased significantly in the quarter ended June 30, 2007, as compared with the quarter ended June 30, 2006. We believe that our consumable sales should increase in future quarters due to the significant expansion of our active installed base over the past several years.

We believe that we are successfully implementing our marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market. Our sales growth in the first six months of 2007 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace.

Our strategy for the remainder of 2007 will be to continue to expand our position in the 3D printing market through increased sales of our Dimension product line (our low-cost 3D printers). In January 2007, we introduced the Dimension Elite priced at $31,900, which offers finer feature detail and a more durable ABS plastic than the other Dimensions. We now have five Dimension models ranging in price from $18,900 to $31,900. With the introduction of the Dimension SST in February 2004, we initiated a highly successful distributor program involving resellers purchasing demonstration systems with extended payment terms on both the Dimension SST and Dimension BST. While the program impacted our accounts receivable days sales outstanding (“DSO”) during portions of 2004, 2005 and 2006, it proved an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program in 2007. Again, this program adversely impacted our DSO in the second quarter of 2007 as we expected.  However, we believe our distributor program is an integral part of our strategy to expand the 3D printing market.

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

In addition to expanding our penetration of the high-performance RP systems, our strategy is to expand into DDM. DDM is the manufacture of end-use parts using additive technologies. In August 2007, we introduced our second product specifically aimed at this market, the FDM 400mc. This is in addition to the FDM 200mc introduced in April 2007.  We plan to have additional product offerings for this market in the next twelve months.

As we looked at the high-end productivity system mix in the quarter ended June 30, 2007 compared with the same 2006 period, we saw a 40% increase in sales of our proprietary systems as we successfully transition out of our distribution of the Eden products.

As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services.  These represent recurring revenue for us.  We expect that this trend will continue.

In the second quarter of 2007, gross profit increased 15% and, as a percentage of sales, was 55.3% compared with 51.0% in the second quarter of 2006. The increase was primarily due to a shift in our product mix weighted toward our proprietary products and away from the Eden PolyJet systems.  In addition, margins benefited from strong growth in our paid parts service and proprietary consumable products.

Our 2007 strategy is based on the expectation that we will expand our gross profit faster than our operating expenses, with the intent to improve our operating income as compared with that recorded in 2006. In the second quarter of 2007 compared to the second quarter of 2006 operating expenses grew 11% while operating income grew by almost 22%.

During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. We delivered our first prototype in December 2006.  The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the six months ended June 30, 2007 and 2006, we offset approximately $194,000 and $256,000, respectively, of R&D expenses with payments received from this customer.

Our balance sheet continues to be strong. As of June 30, 2007, our cash and investment position was approximately $55 million, with no debt. We believe that we have adequate liquidity to fund our growth strategy for the remainder of 2007.

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

	For the three and six-months ended June 30,

	Three months		Six months

	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.7%	49.0%	45.5%	50.1%
Gross profit	55.3%	51.0%	54.5%	49.9%
Research and development	6.4%	7.0%	6.5%	6.7%
Selling, general, and administrative	31.0%	28.5%	31.0%	29.0%
Operating income	17.8%	15.5%	17.0%	14.2%
Other income (expenses)	1.9%	1.2%	1.6%	1.2%
Income before taxes	19.7%	16.7%	18.6%	15.4%
Income taxes	6.8%	5.7%	6.4%	5.3%
Net income	12.9%	11.0%	12.2%	10.1%

Net Sales

Net sales of our products and services and changes in net sales were as follows:

	Period Ended June 30,

	Three Months		Period-over Period Change	Six Months		Period-over Period Change

	2007	2006		2007	2006

Products	$22,199	$21,678	2.4%	$43,889	$39,221	11.9%
Services	6,025	5,021	20.0%	11,679	9,701	20.4%

Net sales	$28,223	$26,699	5.7%	$55,568	$48,922	13.6%

Units sold	564	527	7.0%	1,112	930	19.6%

In the second quarter of 2007 compared to the same year-ago period, sales of our high productivity proprietary systems increased 40% partially due to a large order for six Titan systems from a Fortune 500 company. The increase in high-productivity proprietary systems revenue was offset by lower sales of the Eden products, which we have discontinued distributing. Eden product revenue was $150,000 in the second quarter of 2007 compared with $3.8 million in the prior year’s second quarter. For the six months ended June 30, 2007 sales of our high productivity proprietary systems decreased 37% partially due to the large Titan order and the shipping of backlog form 2006. Eden product revenue was $944,000 in the first six months of 2007 compared with $6.6 million in the same year-ago period.

Our Dimension systems unit growth was 9% for the three-month period when compared with the second quarter of 2006. We believe that our second quarter 2007 results are particularly favorable when compared with our 2006 results, because the second quarter of 2006 was also a very strong quarter.  The strength of the 2006 quarter was largely due to the highly-successful Dimension 1200 introduction, which began shipping in April of last year. For the six months ended June 30, 2007, Dimension systems unit growth was 22% compared with first six months of 2006. Dimension system revenue increased 19% and 36% for the three and six months ended June 30, 2007, respectively, when compared to the same year-ago periods. The majority of system sales favored the higher-priced systems, including the new Dimension Elite.

For the three and six months ended June 30, 2007, revenues from our proprietary consumables increased 23% and 22%, respectively, when compared to the same year-ago periods. The increase is due to our expanding installed base of systems.

Our revenue from our Paid Parts service increased 40% in the three months ended June 30, 2007 as compared with the same 2006 period.  For the six months ended June 30, 2007 compared to the first six months of 2006, Paid Parts service revenue grew by 53%. We continue to expand our Paid Parts sales and marketing efforts. Overall service revenue grew approximately 20% in both the quarter and six months ended June 30, 2007 compared to the same year-ago periods. The large increase in Paid Parts service revenue was partially offset by only a 12% increase in maintenance service revenue for the quarter and 9% for the first six months of 2007 when compared to the same periods in 2006.

North American sales, which include Canada and Mexico, accounted for approximately 57% and 56% of total revenue in the three and six months ended June 30, 2007, respectively, as compared with approximately 60% and 61% in the three and six months ended June 30, 2006, respectively. Total North American sales, which include systems, services, and consumables, grew by approximately 1% and 4% for the three and six months ended June 30, 2007, respectively, compared to the same year-ago periods. International sales grew 13% and 30% for the three and six months ended June 30, 2007, respectively, compared to the same periods last year.  The shift in sales is primarily due to the discontinuation of the North American Eden product distribution agreement. Eden-related system, consumable and maintenance sales were approximately $542,000 in the second quarter of 2007 compared to $4.0 million in the second quarter of 2006. Eden-related system, consumable and maintenance sales were approximately $1.7 million in the first six months of 2007 compared to $7.0 million in the same year-ago period.

Whereas we expect to report higher revenues and profits in 2007 over the results achieved in 2006, declining economic conditions could adversely impact our future sales and profitability.

Gross Profit

Gross profit and gross profit as a percentage of sales for our products and services, as well as the percentage changes in gross profit were as follows:

	Period Ended June 30,

	Three Months		Period-over- Period Change	Six Months		Period-over- Period Change

	2007	2006		2007	2006

Products	$12,506	$11,122	12.4%	24,531	$19,632	25.0%
Services	3,095	2,492	24.2%	5,776	4,803	20.2%

Gross profit	$15,601	$13,615	14.6%	30,307	$24,436	24.0%

Percent of sales	55.3%	51.0%		54.5%	49.9%

The gross profit percentage benefited from improved mix within our high-performance system business as the decline in the sales of distributed Eden products was offset by an increase in our sales of proprietary high-performance systems. As we have indicated in the past, we maintained relatively low gross margins on the Eden distributed product line when compared to our proprietary products. The gross profit margin also benefited from better average prices for our Dimension products as well as a product mix favoring the higher-priced Dimension products. Last year, we did not have the Dimension Elite available in the second quarter. These machines have a higher average selling price than the Dimension BSTs. In addition, the gross margin benefited from increased sales of our Paid Parts and proprietary consumable products.

Operating Expenses

Operating expenses and operating expense as a percentage of sales, as well as the percentage change in operating expenses were as follows:

	Period Ended June 30,

	Three Months		Period-over- Period Change	Six Months		Period-over- Period Change

	2007	2006		2007	2006

Selling, general & administrative	$8,759	$7,622	14.9%	$17,232	$14,187	21.5%
Research and development	1,805	1,858	-2.9%	3,607	3,292	9.6%

Total operating expenses	$10,564	$9,480	11.4%	$20,839	$17,479	19.2%

Percent of sales	37.4%	35.5%		37.5%	35.7%

Research and development decreased by 3% and increased by 9% for the three and six months ended June 30, 2007, respectively, compared to the same 2006 periods. We remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms.  Increases are primarily the result of increases in engineering headcounts partially offset by an increase in internally capitalized software of $649,000 and $991,000 for the three and six months ended June 30, 2007, respectively. This compares to $257,000 and $652,000 for the three and six months ended June 30, 2006, respectively. During the quarter ended June 30, 2006, we announced that we received a $3.6 million order from a Fortune 500 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three and six months ended June 30, 2007, we offset approximately $194,000 and $449,000, respectively, of R&D expenses with monies received from this customer. This compares to $257,000 and $652,000 for the three and six months ended June 30, 2006, respectively. As we continue our commitment to R&D throughout 2007, we expect to report higher R&D expenses than we incurred in 2007.  However, the increases should still be lower than our sales growth, which should have the effect of reducing R&D expenses as a percentage of sales.

Increases in selling, general and administrative expenses are a result of additional spending to support our growth in our Dimension 3D printers. In addition, in the second quarter of 2007, we incurred a bad debt expense of $564,000 that resulted from the bankruptcy of an Italian distributor we originally engaged in early 2005 to sell 3D printers. At that time, it was a subsidiary of a large Italian company, but was subsequent sold to management without our knowledge.

We expect the growth in selling, general and administrative expenses to be moderate over the remainder of 2007.

Operating Income

Operating income and operating income as a percentage of sales, as well as the percentage change in operating income, were as follows:

	Period Ended June 30,

	Three Months		Period-over- Period Change	Six Months		Period-over- Period Change

	2007	2006		2007	2006

Operating income	$5,037	$4,134	21.8%	$9,468	$6,957	36.1%

Percent of sales	17.8%	15.5%		17.0%	14.2%

Primarily due to the increase in net sales, changes in the product mix, along with the other reasons cited above, for the three and six months ended June 30, 2007 compared with the same year-ago periods, operating income increased by 22% and 36%, respectively.

Other Income (Expense)

Other income (expense) as a percent of sales and changes in other income (expense) were as follows:

	Period Ended June 30,

	Three Months		Period-over- Period Change	Six Months		Period-over- Period Change

	2007	2006		2007	2006

Interest income	610	390	56.6%	1,102	749	47.0%
Other	(86)	(62)	38.3%	(207)	(182)	14.2%

Total	$525	$328	60.1%	$894	$568	57.6%

Percent of sales	1.9%	1.2%		1.6%	1.2%

Interest income increased compared to the same year-ago periods due to an increase in our cash and investments.  Foreign currency gains and losses are principally due to currency fluctuations between the US dollar and the Euro. We enter into 30-day forward contracts to hedge our foreign currency exposure.  In 2007 we hedged only a portion of our foreign currency exposure and the resulting loss was due to the weakening of the US dollar relative to the Euro. Our strategy is to continue to hedge a portion of our estimated Euro-denominated accounts receivable position throughout the remainder of 2007.  At June 30, 2007, we had approximately €4.3 million in euro-denominated receivables and a €3.6 million 30-day forward contract.

Income Taxes

Income taxes and income taxes as a percent of net income before income taxes for the three  and six months ended June 30, 2007 and 2006, as well as the percentage change, were as follows:

	Period Ended June 30,

	Three Months		Period-over- Period Change	Six Months		Period-over- Period Change

	2007	2006		2007	2006

Income taxes	$1,928	$1,526	26.3%	$3,571	$2,573	38.8%

Percent of income before taxes	34.7%	34.2%		34.5%	34.2%

Income tax expense increased with the increase in income before income taxes. The effective tax rates for all periods presented are within our expected range.

Net Income

Net income and net income as a percent of sales, as well as the percentage change in net income, were as follows:

	Period Ended June 30,

	Three Months		Period-over- Period Change	Six Months		Period-over- Period Change

	2007	2006		2007	2006

Net income	$3,634	$2,936	23.8%	$6,791	$4,951	37.2%

Percent of sales	12.9%	11.0%		12.2%	10.1%

Net income increased for the three and six months ended June 30, 2007 compared to the same year-ago periods primarily due to the increase in sales and a favorable product mix.

Liquidity and Capital Resources
(all amounts in thousands) (unaudited)

A summary of our consolidated interim statements of cash flows for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006

Net income	$6,791	$4,951
Deferred income taxes	1,195	343
Depreciation and amortization	2,178	1,782
Stock-based compensation	482	697
Changes in operating assets and liabilities	(2,004)	(6,589)

Net cash provided by operating activities	8,642	1,184
Net cash provided by (used in) investing activities	(14,735)	(1,242)
Net cash provided by financing activities	7,617	613
Effect of exchange rate changes on cash	(7)	137

Net increase in cash and cash equivalents	1,517	692
Cash and cash equivalents, beginning of period	12,510	10,105

Cash and cash equivalents, end of period	$14,027	$10,797

We increased our cash, cash equivalents and short-term investment balances to approximately $41.7 million at June 30, 2007, from approximately $33.9 million at December 31, 2006. We increased our long-term investments, consisting principally of municipal bonds, to $12.9 million compared to $10.7 million at December 31, 2006. At June 30, 2007 total cash, cash equivalents and investments were approximately $54.6 million compared with approximately $44.6 million at December 31, 2006.

In the six months ended June 30, 2007, net cash provided by our operating activities amounted to approximately $8.6 million compared with approximately $1.2 million in the comparable 2006 period. We generated cash from our net income, as adjusted to exclude the effects of non-cash charges. This was partially offset by cash used for changes in operating assets and liabilities, principally increases in accounts receivable and inventories somewhat offset by increases in accounts payable and other current liabilities and an increase in unearned revenue. Our net accounts receivable balance increased to approximately $27.5 million at June 30, 2007 from approximately $25.0 million as of December 31, 2006, which was principally due to  higher sales in the second quarter of 2007 compared with the fourth quarter of 2006. Some of our international distributors have continued to carry high balances, some of which have extended  terms. We believe we have made adequate allowances against our accounts receivable balances.

At June 30, 2007, our inventory balance increased to approximately $11.4 million compared with approximately $9.9 million at December 31, 2006. The increase in inventory is due to an increase in Dimension 3D printer finished goods because of a shift in product mix. The increase is also due to parts ordered to support the launch of our FDM 400mc at the beginning of August 2007. A significant portion of our inventory is dedicated to fulfilling our service contract and warranty obligations.  As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirement to maintain spare parts inventory.  With the introduction of these new products, older products have been discontinued.  However, inventory for these discontinued products is still required to fulfill our service contracts.  Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

Our investing activities used cash of approximately $14.7 million. Buying and selling auction-rate securities as well as tax-free bonds, used cash of approximately $8.4 million. In addition, we used cash for fixed asset additions of approximately $5.2 million and payments for intangibles and other investments of approximately $1.1 million. Net cash used for payments for intangible assets and other investments included patents and capitalized software.  Much of the capital expenditure in 2007 was for equipment required by the growing components of our business, including manufacturing fixtures for new products, consumable manufacturing, and Paid Parts, and for improvements to our facilities. We are renovating the building we purchased in the fall of 2005 and it became our corporate headquarters in the second quarter of 2007.

Our financing activities provided cash of approximately $7.6 million, including $7.2 million from the exercise of stock options. For the remainder of 2007, we expect to use our cash as follows:

•	for improvements to our facilities;
•	for the continuation of our leasing program;
•	for working capital purposes;
•	for information systems (“I/S”) and infrastructure enhancements;
•	for new product and materials development;
•	for sustaining engineering;
•	for the acquisition of equipment, including production equipment, tooling, and computers;
•	for the purchase of intangible assets, including patents;
•	for increased selling and marketing activities, especially as they relate to the continued market and channel development, as well as Arcam market development;
•	for acquisitions and/or strategic alliances; and
•	for our common stock buyback program.

While we believe that the primary source of liquidity during the remainder of 2007 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base.  To date, we have not borrowed against this credit facility.

As of June 30, 2007, we had gross accounts receivable of approximately $29.5 million less an allowance of approximately $1.9 million for returns and doubtful accounts.  Over our history, bad debt expense has generally been small as a percentage of sales. However, at June 30, 2007, large balances were concentrated with certain international distributors and some of these balances exceed our payment terms.  Default by one or more of these distributors could result in a significant charge against our current reported earnings.  We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions.   While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected.  For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to approximately $87.3 million at June 30, 2007, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable.  Total current liabilities amounted to approximately $22.8 million. We have no debt. We believe we have adequate resources to fund our foreseeable future growth.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years and current quarter.

Foreign Currency Transactions

We invoice sales to certain European distributors in Euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar.  In the six months ended June 30, 2007 and 2006, the net loss on foreign currency  amounted to approximately $245,000 and $182,000, respectively.  During the quarter ended June 30, 2007, we hedged between €3.6 million and €4.0 million of our accounts receivable that were denominated in Euros. The hedge resulted in a currency loss of approximately $134,000 for that period. Our strategy is to hedge the majority of our Euro-denominated accounts receivable position throughout the remainder of 2007. We will continue to monitor our exposure to currency fluctuations.  Instruments to hedge our risks may include foreign currency forward, swap, and option contracts.  These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations.  We expect to continue to derive most of our sales from regions where the transactions are negotiated, invoiced, and paid in US dollars.  Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP,and 3D printing and DDM markets, and our ability to penetrate, compete, and successfully sell our products in these markets.  They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability.  The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for 2006. These forward-looking statements are based on assumptions, among others, that we will be able to:

•	continue to introduce new RP, 3D printing, and DDM systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

•	successfully develop the 3D printing market with our Dimension BST, Dimension SST and Dimension Elite systems, and that the market will accept these systems;

•	successfully develop and introduce high-performance systems to serve both the RP and DDM markets such as the FDM 200mc and FDM 400mc;

•	maintain our revenues and gross margins on our present products;

•	control our operating expenses;

•	expand our manufacturing capabilities to meet the expected demand generated by Dimension BST, Dimension SST, Dimension Elite, Paid Parts, and our consumable products;

•	successfully and profitably distribute and service the Arcam systems;

•	successfully commercialize new materials, and that the market will accept these new materials; and

•	recruit, retain, and develop employees with the necessary skills to produce, create, commercialize, market, and sell our products.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash equivalents and short-term investments are exclusively in short-term money market, Auction Rate Certificates (“ARCs”), and sweep instruments with maturities of less than 90 days.  These are subject to limited interest rate risk.  A 10% change in interest rates would not have a material effect on our financial condition or results of operations.  Our short- and long-term investments are invested in ARCs, municipal government bonds, and certificates of deposit that bear interest at rates of 3.1% to 5.5%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

In the quarter ended June 30, 2007 we hedged between €3.6 million and €4.5 million of our accounts receivable balances that were denominated in Euros.  A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease earnings before taxes by between $0.5 million and $0.6 million. A hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our earnings before taxes by less than $0.3 million for the continued maintenance of our European facility.

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

Internal Control over Financial Reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 8, 2007. The following directors, constituting all of our directors, were elected at the meeting to serve until their respective successors are duly elected and qualified.    The directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

	For Election	Withheld Authority

Scott Crump	9,611,353	58,118
Ralph E. Crump	9,596,596	72,875
Edward J. Fierko	9,590,064	79,407
Clifford Schwieter	9,589,134	80,337
Arnold Wasserman	9,310,286	359,185
Gregory Wilson	9,307,855	301,775

In addition, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 15 million to 30 million shares.  The following number of votes were cast for or against the amendment or abstained from voting:

For	9,469,158
Against	196,008
Abstain	4,305

Item 6.	Exhibits

	(a)	Exhibits.

		31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

		31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

		32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

		32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	Stratasys, Inc.

	By:	/s/ Robert F. Gallagher

Robert F. Gallagher
Chief Financial Officer