Form 10-Q
period 2007-09-30
STRATASYS INC
filed 2007-11-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 1, 2007 the Registrant had 20,994,898 common stock, $.01 par value issued and outstanding.

Stratasys, Inc.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$19,216,040	$12,509,861
Short-term investments	24,000,609	21,367,316
Accounts receivable, less allowance for returns and
doubtful accounts of $1,400,940 in 2007 and $1,265,837 in 2006	25,236,549	25,035,665
Inventories	13,122,741	9,925,217
Net investment in sales-type leases	3,316,646	2,858,054
Prepaid expenses	2,791,626	3,368,586
Deferred income taxes	426,524	459,000
Total current assets	88,110,735	75,523,699

Property and equipment, net	25,585,780	20,412,719

Other assets
Intangible assets, net	6,464,730	4,868,923
Net investment in sales-type leases	3,399,018	3,271,015
Deferred income taxes	915,000	915,000
Long-term investments	13,255,307	10,747,689
Other	2,477,272	2,265,200
Total other assets	26,511,327	22,067,827

	$140,207,842	$118,004,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$10,988,255	$10,335,607
Unearned revenues	10,175,526	9,876,719
Total current liabilities	21,163,781	20,212,326

Stockholders' equity
Common stock, $.01 par value, authorized 15,000,000
shares, issued 25,594,954 shares in 2007 and
24,889,760 shares in 2006	255,946	248,898
Capital in excess of par value	86,638,260	75,602,267
Retained earnings	51,988,111	41,960,124
Accumulated other comprehensive loss	64,119	(116,995)
Less cost of treasury stock, 4,600,056 shares in 2007
and 2,300,028 in 2006	(19,902,375)	(19,902,375)
Total stockholders' equity	119,044,061	97,791,919

	$140,207,842	$118,004,245

The accompanying notes are an integral part of these financial statements.

STRATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Sales
Product	$20,690,590	$19,781,371	$64,579,560	$59,002,516
Services	5,772,882	5,367,792	17,452,266	15,069,027
	26,463,472	25,149,163	82,031,826	74,071,543

Cost of goods sold
Product	9,787,018	10,437,855	29,145,219	30,026,783
Services	3,187,655	2,717,148	9,091,199	7,614,925
	12,974,673	13,155,003	38,236,418	37,641,708

Gross profit	13,488,799	11,994,160	43,795,408	36,429,835

Costs and expenses
Research and development	1,964,619	1,575,083	5,571,254	4,866,604
Selling, general and administrative	7,435,325	6,878,793	24,667,240	21,065,946
	9,399,944	8,453,876	30,238,494	25,932,550

Operating income	4,088,855	3,540,284	13,556,914	10,497,285

Other income (expense)
Interest income	629,074	434,813	1,730,733	1,183,996
Other	(103,901)	(85,098)	(311,188)	(266,688)
	525,173	349,715	1,419,545	917,308

Income before income taxes	4,614,028	3,889,999	14,976,459	11,414,593

Income taxes	1,377,038	1,330,379	4,948,472	3,903,792

Net income	$3,236,990	$2,559,620	$10,027,987	$7,510,801

Earnings per common share
Basic	$0.15	$0.13	$0.48	$0.37
Diluted	$0.15	$0.12	$0.47	$0.36

Weighted average number of common
shares outstanding
Basic	20,939,735	20,213,704	20,693,597	20,261,440
Diluted	21,813,829	20,573,084	21,519,903	20,703,806

The accompanying notes are an integral part of these financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$10,027,987	$7,510,801
Adjustments to reconcile net income to net
cash provided by operating activities:
Deferred income taxes	32,476	382,891
Depreciation	2,580,350	2,009,182
Amortization	869,700	767,388
Stock-based compensation	723,000	981,274
Increase (decrease) in cash attributable
to changes in operating assets and
liabilities:
Accounts receivable, net	(200,884)	(3,289,276)
Inventories	(2,826,344)	(2,537,992)
Net investments in sales-type leases	(586,593)	(556,709)
Prepaid expenses	576,960	772,695
Other assets	(212,073)	(87,668)
Accounts payable and other current
liabilities	2,016,512	(848,164)
Unearned revenues	298,807	132,853

Net cash provided by operating activities	13,299,898	5,237,275

Cash flows from investing activities
Proceeds from sale of investments	6,479,027	5,726,571
Payments for investments	(11,619,938)	(4,460,290)
Acquisition of property and equipment	(8,124,591)	(3,987,290)
Acquisition for intangible assets	(2,465,507)	(1,145,039)

Net cash provided by (used in) investing activities	(15,731,009)	(3,866,048)

Cash flows provided by financing activities
Net proceeds from exercise of stock options	8,956,176	647,054
Purchase of treasury stock		(3,111,280)
Net cash provided by (used in) financing activities	8,956,176	(2,464,226)
Effect of exchange rate changes on cash	181,114	83,127

Net increase in cash and cash equivalents	6,706,179	(1,009,872)
Cash and cash equivalents, beginning of period	12,509,861	10,105,199

Cash and cash equivalents, end of period	$19,216,040	$9,095,327

The accompanying notes are an integral part of these financial statements.

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (CONTINUED)

	Six Months Ended June 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$6,017,546	$2,781,955

Supplemental schedule of noncash investing and financing activities:
Inventory transferred to machinery and equipment	$371,180	$121,050

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Interim Financial Statements

Note 1-- Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. On August 2, 2007, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on August 15, 2007. Net earnings per share, shares outstanding and weighted average shares outstanding have been restated to reflect the stock dividend. Certain financial information and footnote disclosures normally included in the consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2-- Inventories

Inventories consisted of the following at September 30, 2007 and December 31, 2006:

	2007	2006
Raw material	$7,449,888	$5,022,552
Finished Goods	5,672,853	4,902,665
Total	$13,122,741	$9,925,217

Note 3--Material Commitments

The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $9.5 million, some of which contain non-cancellation clauses.

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

	Period Ended September 30,
	Three Months		Nine Months
	2007	2006	2007	2006
Additional shares	874,094	359,380	826,306	442,366

Note 5-- Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No.123R), as interpreted by SEC Staff Accounting Bulletin (SAB) No. 107.

The amount of the stock-based compensation expense recorded and the associated future income tax benefit recognized were:

	Period Ended September 30,
	Three Months		Nine Months
	2007	2006	2007	2006
Stock based compensation expense	$241,000	$284,282	$723,000	$981,274
Future income tax benefit recognized	$38,124	$57,570	$176,812	$217,835

The following stock options were exercised for the respective periods:

	Period Ended September 30,
	Three Months		Nine Months
	2007	2006	2007	2006
Proceeds from exercise of stock options	$1,160,078	$33,514	$8,350,206	$647,054
Number of shares exercised	100,022	16,050	705,212	73,625
Weighted average share price	$11.60	$2.09	$11.84	$8.79

Tax benefit recognized in stockholders'
equity from stock option exercises	$379,854	$41,019	$1,969,835	$384,470

No options were granted in the three and nine months ended September 30, 2007.

Note 6--Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). This interpretation, as required to be adopted on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Implementation of FIN No. 48 on January 1, 2007 resulted in no adjustment to the Company’s income tax liability. As of the date of adoption, the total amount of unrecognized tax benefits was $563,000. This unrecognized tax benefit includes an estimate for interest and penalties totaling $52,000, both of which the Company classifies as a component of income tax expense.

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

In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes directly from a designer’s three-dimensional CAD in a matter of hours. In addition to selling RP systems and 3D printers, we make and sell parts for RP and direct digital manufacturing (“DDM”) applications through our RedEye service based on our customers’ CAD files. All of our systems use proprietary consumables in the production of parts.

As previously announced, we discontinued the distribution of Eden PolyJet products at the beginning of 2007, and will continue to recognize a nominal level of Eden-related service revenue through the third quarter of this year. This decision has impacted year-over-year comparative analysis of our revenue growth and margins as Eden products and services were at substantially lower margins than our proprietary products and services. In the quarter ended September 30, 2007, our revenues increased to approximately $26.5 million, a 5% increase over the approximately $25.1 million that we reported in the third quarter of 2006. However, revenues from our proprietary products and services increased 27%. The number of units that we shipped in the quarter increased by approximately 36% to 521 units as compared with 383 units shipped in the third quarter of 2006. For the nine months ended September 30, 2007 the number of units that we shipped increased by approximately 24% to 1,633 units as compared with 1,313 units shipped in the first nine months of 2006. The higher shipment level was due to a continuing strong interest in our Dimension systems as well as our high-performance systems. Based on the Wohlers industry reports, we believe that since 2002 we have shipped more total RP systems than any other company in the world. Revenues derived from our proprietary consumable products increased significantly in the quarter ended September 30, 2007, as compared with the quarter ended September 30, 2006. We believe that our consumable sales should increase in future quarters due to the significant expansion of our active installed base over the past several years.

We believe that we are successfully implementing our marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market. Our sales growth in the first nine months of 2007 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace.

Our strategy for the remainder of 2007 will be to continue to expand our position in the 3D printing market through increased sales of our Dimension product line (our low-cost 3D printers). In January 2007, we introduced the Dimension Elite priced at $31,900, which offers finer feature detail and a more durable ABS plastic than the other Dimensions. We now have five Dimension models ranging in price from $18,900 to $31,900. With the introduction of the Dimension SST in February 2004, we initiated a highly successful distributor program involving resellers purchasing demonstration systems with extended payment terms on both the Dimension SST and Dimension BST. While the program impacted our accounts receivable days sales outstanding (“DSO”) during portions of 2004, 2005 and 2006, it proved an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program in 2007. Again, this program adversely impacted our DSO in the third quarter of 2007 as we expected. However, we believe our distributor program is an integral part of our strategy to expand the 3D printing market.

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

As we looked at the high-end productivity system mix in the quarter ended September 30, 2007 compared with the same 2006 period, we saw a 44% increase in sales of our proprietary systems as we successfully transition out of our distribution of the Eden products.

As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. These represent recurring revenue for us. We expect that this trend will continue.

In the third quarter of 2007, gross profit increased 12% and, as a percentage of sales, was 51.0% compared with 47.7% in the third quarter of 2006. The increase was primarily due to a shift in our product mix weighted toward our proprietary products and away from the Eden PolyJet systems. In addition, margins benefited from strong growth in our paid parts service and proprietary consumable products.

Our 2007 strategy is based on the expectation that we will expand our gross profit faster than our operating expenses, with the intent to improve our operating income as compared with that recorded in 2006. In the third quarter of 2007 compared to the third quarter of 2006 operating expenses grew 11% while operating income grew by 15%.

During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. We delivered our first prototype in December 2006. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the nine months ended September 30, 2007 and 2006, we offset approximately $630,000 and $876,000, respectively, of R&D expenses with payments received from this customer.

Our balance sheet continues to be strong. As of September 30, 2007, our cash and investment position was approximately $56 million, with no debt. We believe that we have adequate liquidity to fund our growth strategy for the remainder of 2007.

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

	For the three and nine-months ended September 30,
	Three months		Nine months
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.0%	52.3%	46.6%	50.8%
Gross profit	51.0%	47.7%	53.4%	49.2%
Research and development	7.4%	6.3%	6.8%	6.6%
Selling, general, and administrative	28.1%	27.3%	30.1%	28.5%
Operating income	15.4%	14.1%	16.5%	14.1%
Other income (expenses)	2.0%	1.4%	1.7%	1.3%
Income before taxes	17.4%	15.5%	18.2%	15.4%
Income taxes	5.2%	5.3%	6.0%	5.3%
Net income	12.2%	10.2%	12.2%	10.1%

Net Sales

Net sales of our products and services and changes in net sales were as follows:

	Period Ended September 30,
	Three Months		Period-over	Nine Months		Period-over
	2007	2006	Period Change	2007	2006	Period Change
Products	$20,691	$19,781	4.6%	$64,580	$59,003	9.5%
Services	5,773	5,368	7.5%	17,452	15,069	15.8%
Net sales	$26,464	$25,149	5.2%	$82,032	$74,072	10.7%

Units sold	521	383	36.0%	1,633	1,313	24.4%

In the third quarter of 2007 compared to the same year-ago period, sales of our high productivity proprietary systems increased 20% driven by strong demand for our new FDM 200mc and FDM 400mc. The increase in high-productivity proprietary systems revenue was offset by lower sales of the Eden products, which we have discontinued distributing. Eden product revenue was $49,000 in the third quarter of 2007 compared with $4.3 million in the prior year’s third quarter. For the nine months ended September 30, 2007 sales of our high productivity systems decreased 15% due to the discontinuance of the Eden Products partially offset by the growth in our proprietary high-end products. Eden product revenue was $642,000 in the first nine months of 2007 compared with $10.8 million in the same year-ago period.

Our Dimension systems unit growth was 44% for the three-month period when compared with the third quarter of 2006. For the nine months ended September 30, 2007, Dimension systems unit growth was 29% compared with first nine months of 2006. Dimension system revenue increased 50% and 40% for the three and nine months ended September 30, 2007, respectively, when compared to the same year-ago periods. The majority of system sales favored the higher-priced systems, including the new Dimension Elite.

For the three and nine months ended September 30, 2007, revenues from our proprietary consumables increased 20% and 21%, respectively, when compared to the same year-ago periods. The increase is due to our expanding installed base of systems.

Overall service revenue grew approximately 8% and 16% in the quarter and nine months ended September 30, 2007, respectively, compared to the same year-ago periods. Our revenue from our Paid Parts service increased 8% in the three months ended September 30, 2007 as compared with the same 2006 period. For the nine months ended September 30, 2007 compared to the first nine months of 2006, Paid Parts service revenue grew by 35%. We continue to expand our Paid Parts sales and marketing efforts. Maintenance service revenue increased 9% for both the third quarter and first nine months of 2007 when compared to the same periods in 2006.

North American sales, which include Canada and Mexico, accounted for approximately 58% and 57% of total revenue in the three and nine months ended September 30, 2007, respectively, as compared with approximately 67% and 63% in the three and nine months ended September 30, 2006, respectively. Total North American sales, which include systems, services, and consumables, declined by approximately 8% and 1% for the three and nine months ended September 30, 2007, respectively, compared to the same year-ago periods. International sales grew 32% and 30% for the three and nine months ended September 30, 2007, respectively, compared to the same periods last year. The shift in sales is primarily due to the discontinuation of the North American Eden product distribution agreement. Eden-related system, consumable and maintenance sales were approximately $310,000 in the third quarter of 2007 compared to $4.5 million in the third quarter of 2006. Eden-related system, consumable and maintenance sales were approximately $1.6 million in the first nine months of 2007 compared to $11.4 million in the same year-ago period.

Whereas we expect to report higher revenues and profits in 2007 over the results achieved in 2006, declining economic conditions could adversely impact our future sales and profitability.

Gross Profit

Gross profit and gross profit as a percentage of sales for our products and services, as well as the percentage changes in gross profit were as follows:

	Period Ended September 30,
	Three Months		Period-over-	Nine Months		Period-over-
	2007	2006	Period Change	2007	2006	Period Change
Products	$10,904	$9,344	16.7%	$35,434	$28,976	22.3%
Services	2,585	2,651	-2.5%	8,361	7,454	12.2%
Gross profit	$13,489	$11,994	12.5%	$43,795	$36,430	20.2%

Percent of sales	51.0%	47.7%		53.4%	49.2%

The gross profit percentage benefited from improved mix within our high-performance system business as the decline in the sales of distributed Eden products was offset by an increase in our sales of proprietary high-performance systems. As we have indicated in the past, we maintained relatively low gross margins on the Eden distributed product line when compared to our proprietary products. The gross profit margin also benefited from better average prices for our Dimension products as well as a product mix favoring the higher-priced Dimension products. Last year, we did not have the Dimension Elite available in the third quarter. These machines have a higher average selling price than the Dimension BSTs. In addition, the gross margin benefited from increased sales of our proprietary consumable products.

Operating Expenses

Operating expenses and operating expense as a percentage of sales, as well as the percentage change in operating expenses were as follows:

	Period Ended September 30,
	Three Months		Period-over-	Nine Months		Period-over-
	2007	2006	Period Change	2007	2006	Period Change
Selling, general & administrative	$7,435	$6,879	8.1%	$24,667	$21,066	17.1%
Research and development	1,965	1,575	24.7%	5,571	4,867	14.5%
Total operating expenses	$9,400	$8,454	11.2%	$30,238	$25,933	16.6%

Percent of sales	35.5%	33.6%		36.9%	35.0%

Research and development increased by 25% and increased by 15% for the three and nine months ended September 30, 2007, respectively, compared to the same 2006 periods. We remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms. Increases are primarily the result of increases in engineering headcounts partially offset by an increase in internally capitalized software of $397,000 and $1.4 million for the three and nine months ended September 30, 2007, respectively. This compares to $496,000 and $1.4 million for the three and nine months ended September 30, 2006, respectively. During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 500 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three and nine months ended September 30, 2007, we offset approximately $181,000 and $630,000, respectively, of R&D expenses with monies received from this customer. This compares to $292,000 and $876,000 for the three and nine months ended September 30, 2006, respectively. As we continue our commitment to R&D throughout 2007, we expect to report higher R&D expenses than we incurred in 2007.

Increases in selling, general and administrative expenses are a result of additional spending to support our growth in our Dimension 3D printers and cost associated with the launch of the FDM 400mc. In addition, in the third quarter of 2007, we incurred a bad debt expense of $196,000 due to additional reserves based on an analysis of our outstanding receivables.

We expect the growth in selling, general and administrative expenses to be moderate over the remainder of 2007.

Operating Income
Operating income and operating income as a percentage of sales, as well as the percentage change in operating income, were as follows:

	Period Ended September 30,
	Three Months		Period-over-	Nine Months		Period-over-
	2007	2006	Period Change	2007	2006	Period Change
Operating income	$4,089	$3,540	15.5%	$13,557	$10,497	29.1%
Percent of sales	15.5%	14.1%		16.5%	14.2%

Primarily due to the increase in net sales, changes in the product mix, along with the other reasons cited above, for the three and nine months ended September 30, 2007 compared with the same year-ago periods, operating income increased by 15% and 29%, respectively.

Other Income (Expense)

Other income (expense) as a percent of sales and changes in other income (expense) were as follows:

	Period Ended September 30,
	Three Months		Period-over-	Nine Months		Period-over-
	2007	2006	Period Change	2007	2006	Period Change
Interest income	$629	$435	44.7%	$1,731	$1,184	46.2%
Other	(104)	(85)	22.1%	(311)	(267)	16.7%
Total	$525	$350	50.2%	$1,420	$917	54.8%

Percent of sales	2.0%	1.4%		1.7%	1.2%

Interest income increased compared to the same year-ago periods due to an increase in our cash and investments. Foreign currency gains and losses are principally due to currency fluctuations between the US dollar and the Euro. We enter into 30-day forward contracts to hedge our foreign currency exposure. In 2007 we hedged only a portion of our foreign currency exposure and the resulting loss was due to the weakening of the US dollar relative to the Euro. Our strategy is to continue to hedge a portion of our estimated Euro-denominated accounts receivable position throughout the remainder of 2007. At September 30, 2007, we had approximately €3.9 million in euro-denominated receivables and a €3.4 million 30-day forward contract.

Income Taxes

Income taxes and income taxes as a percent of net income before income taxes for the three and nine months ended September 30, 2007 and 2006, as well as the percentage change, were as follows:

	Period Ended September 30,
	Three Months		Period-over-	Nine Months		Period-over-
	2007	2006	Period Change	2007	2006	Period Change
Income taxes	$1,377	$1,330	3.5%	$4,948	$3,904	26.8%
Percent of income before taxes	29.8%	34.2%		33.0%	34.2%

Income tax expense increased with the increase in income before income taxes. The lower effective rate in the third quarter and nine months ended September 30, 2007 was due to benefits from disqualifying dispositions of incentive stock options and an increase in the estimated research and development credit available. All other effective tax rates for periods presented are within our expected range.

Net Income

	Period Ended September 30,
	Three Months		Period-over-	Nine Months		Period-over-
	2007	2006	Period Change	2007	2006	Period Change
Net income	$3,237	$2,560	26.5%	$10,028	$7,511	33.5%
Percent of sales	12.2%	10.2%		12.2%	10.1%

Net income increased for the three and nine months ended September 30, 2007 compared to the same year-ago periods primarily due to the increase in sales, a favorable product mix, and a lower effective tax rate.

Liquidity and Capital Resources
(all amounts in thousands) (unaudited)

A summary of our consolidated interim statements of cash flows for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Net income	$10,028	$7,511
Deferred income taxes	32	383
Depreciation and amortization	3,450	2,777
Stock based compensation	723	981
Changes in operating assets and liabilities	(933)	(6,359)
Net cash flow from operating activities	13,300	5,293
Net cash provided by (used by) investing activities	(15,731)	(3,922)
Net cash provided by (used by) financing activities	8,956	(2,464)
Effect of exchange rates changes on cash	181	83
Net increase in cash and cash equivalents	6,706	(1,010)
Cash and cash equivalents, beginning of period	12,510	10,105

Cash and cash equivalents, beginning of period	$19,216	$9,095

We increased our cash, cash equivalents and short-term investment balances to approximately $43.2 million at September 30, 2007, from approximately $33.9 million at December 31, 2006. We increased our long-term investments, consisting principally of municipal bonds, to $13.3 million compared to $10.7 million at December 31, 2006. At September 30, 2007 total cash, cash equivalents and investments were approximately $56.5 million compared with approximately $44.6 million at December 31, 2006.

In the nine months ended September 30, 2007, net cash provided by our operating activities amounted to approximately $13.3 million compared with approximately $5.3 million in the comparable 2006 period. We generated cash from our net income, as adjusted to exclude the effects of non-cash charges. This was partially offset by cash used for changes in operating assets and liabilities, principally increases in accounts receivable and inventories somewhat offset by increases in accounts payable and other current liabilities and an increase in unearned revenue.

At September 30, 2007, our inventory balance increased to approximately $13.1 million compared with approximately $9.9 million at December 31, 2006. The increase in inventory is due to an increase in Dimension 3D printer finished goods because of a shift in product mix. The increase is also due to parts ordered to support the launch of our FDM 400mc at the beginning of August 2007, and inventory for a new product that will be introduced in the fourth quarter of 2007. A significant portion of our inventory is dedicated to fulfilling our service contract and warranty obligations. As we have introduced several new products over the last several quarters, there are many more platforms and models to service than in the past, which increases the requirement to maintain spare parts inventory. With the introduction of these new products, older products have been discontinued. However, inventory for these discontinued products is still required to fulfill our service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

Our investing activities used cash of approximately $15.7 million. Buying and selling auction-rate securities as well as tax-free bonds, used cash of approximately $5.1 million. In addition, we used cash for fixed asset additions of approximately $8.1 million and payments for intangibles and other investments of approximately $2.5 million. Net cash used for payments for intangible assets and other investments included patents, acquisition of technology rights, and capitalized software. Much of the capital expenditure in 2007 was for equipment required by the growing components of our business, including manufacturing fixtures for new products, consumable manufacturing, and Paid Parts, and for improvements to our facilities. We are renovating the building we purchased in the fall of 2005 and it became our corporate headquarters in the third quarter of 2007.

Our financing activities provided cash of approximately $9.0 million from the exercise of stock options. For the remainder of 2007, we expect to use our cash as follows:

  for improvements to our facilities;
  for the continuation of our leasing program;
  for working capital purposes;
  for information systems (“I/S”) and infrastructure enhancements;
  for new product and materials development;
  for sustaining engineering;
  for the acquisition of equipment, including production equipment, tooling, and computers;
  for the purchase of intangible assets, including patents;
  for increased selling and marketing activities, especially as they relate to the continued market and channel development, as well as Arcam market development;
  for acquisitions and/or strategic alliances; and
  for our common stock buyback program.

While we believe that the primary source of liquidity during the remainder of 2007 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base. To date, we have not borrowed against this credit facility.

As of September 30, 2007, we had gross accounts receivable of approximately $27.8 million less an allowance of approximately $1.4 million for returns and doubtful accounts. Over our history, bad debt expense has generally been small as a percentage of sales. However, at September 30, 2007, large balances were concentrated with certain international distributors and some of these balances exceed our payment terms. Default by one or more of these distributors could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to approximately $88.1 million at September 30, 2007, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to approximately $21.2 million. We have no debt. We believe we have adequate resources to fund our foreseeable future growth.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years and current quarter.

Foreign Currency Transactions

We invoice sales to certain European distributors in Euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the nine months ended September 30, 2007 and 2006, the net loss on foreign currency amounted to approximately $346,000 and $267,000, respectively. During the quarter ended September 30, 2007, we hedged between €2.7 million and €3.4 million of our accounts receivable that were denominated in Euros. The hedge resulted in a currency loss of approximately $50,000 for that period. Our strategy is to hedge the majority of our Euro-denominated accounts receivable position throughout the remainder of 2007. We will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurances that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our sales from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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
  maintain our revenues and gross margins on our present products;
  control our operating expenses;
  expand our manufacturing capabilities to meet the expected demand generated by Dimension BST, Dimension SST, Dimension Elite, Paid Parts, and our consumable products;
  successfully and profitably distribute and service the Arcam systems;
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

Foreign Currency Exchange Rate Risk

In the quarter ended September 30, 2007 we hedged between €2.7 million and €3.6 million of our accounts receivable balances that were denominated in Euros. A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease earnings before taxes by between $0.5 million and $0.6 million. A hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our earnings before taxes by less than $0.3 million for the continued maintenance of our European facility.

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

Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2007	Stratasys, Inc.

	By:	/s/ Robert F. Gallagher
Robert F. Gallagher
Chief Financial Officer