Form 10-K
period 2007-12-31
STRATASYS INC
filed 2008-03-17
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ ✓ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 1-13400

STRATASYS, INC.
(Exact name of registrant as specified in Its charter)

Delaware	36-3658792
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7665 Commerce Way, Eden Prairie, Minnesota 55344	55344
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(952) 937-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ✓ ] No [     ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [     ] No [ ✓ ]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ ✓ ] No [     ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ✓ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ✓ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [     ] No [ ✓ ]

     The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second quarter, was approximately $453,000,000. On such date, the closing price of the Registrant’s Common Stock, as quoted on the Nasdaq Global Select Market was $23.49.

     The registrant had 21,071,037 shares of common stock outstanding as of March 8, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Stockholders scheduled to be held on May 8, 2008 are incorporated by reference into Part III of this Annual Report.

PART I

Item 1. Business.

General Development of Business

     We are a leader in the market for office rapid prototyping (“RP”) systems, which includes three dimensional (“3D”) printing systems. We develop, manufacture and sell a family of systems, including a line of 3D printers, all of which create physical models from computerized designs. We were incorporated in Delaware in 1989 and our executive offices are located in Eden Prairie, Minnesota. Our systems are based on our core patented fused deposition modeling (“FDM®”) technology and on our patented Genisys® technology, which we purchased from IBM in 1994. We sold our first product, the 3D Modeler®, commercially in April 1992 and introduced our second product, the Benchtop, in June 1993. In February 2002, we introduced Dimension®, our first 3D printer. Dimension offers modeling capabilities in ABS plastic on a desktop 3D printer platform. We believe that Dimension, when introduced at $29,900, was the lowest priced system in the RP and 3D printing markets. We believe that the Dimension 768BST, when introduced at $18,900, was the lowest priced commercial system in the RP and 3DP printing markets. In May 2007, we introduced the FDM 200mc, our first system specifically designed for direct digital manufacturing (“DDM”) which is the production of end use parts rather than prototypes. Other recent significant developments in our business are set forth below:

  In August 2006, we announced that effective January 1, 2007 we were discontinuing our North American Distributor Agreement with Objet Geometries Ltd. (“Objet”). The Eden systems that we distributed (the “Eden Systems”) use inkjet technology to jet ultra-fine layers of UV-cured resin to build RP models. While the distribution agreement contributed approximately $16.2 million in 2006 sales, these sales were at an average gross margin of 27%. After allocation of associated costs, our internal financial statements indicated that distribution of the Eden Systems made a negligible contribution to our earnings. In order to provide a smooth transition for our customers, we serviced the Eden Systems we sold through August 1, 2007. We recognized approximately $2.4 million of Objet system, consumable and maintenance revenue in 2007.

  In January 2007, we introduced the new Dimension Elite with soluble supports, offering the customer a new ABSplus material that on average is 40% stronger than our other ABS material offering. Priced at $32,900, the Elite builds in thinner layers offering better fine feature model detail and surface finish.

  In May 2007, we introduced the FDM 200mc, our first system specifically directed at the DDM market offering the stronger ABSplus material and our high-end productivity system software.

  In July 2007, we introduced our high-end productivity system, the FDM 400mc, our most accurate and repeatable system ever. The FDM 400mc has a build chamber similar to our Vantage line, but builds in the new ABS M-30 material as well as other materials previously available only on the Vantage product line. This was our second product introduction in 2007 directed at the DDM market.

  In December 2007, we introduced the FDM 900mc, which represents our largest system ever. It is capable of building parts up to 4.5 feet measured on the diagonal, nine times larger than parts built by the FDM 400mc. The FDM 900mc uses ball-screw technology and improves part accuracy and repeatability and can hold tighter tolerances. This new product is the direct result of a $3.6 million order from a Fortune 100 global manufacturing company received in September 2005 to advance our proprietary FDM® technology for DDM applications.

  Effective December 2007, we discontinued our distribution agreement with Arcam AB to exclusively distribute its metal-based direct digital manufacturing and prototyping systems in North America. In Arcam’s patented electron-beam melting (“EBM”) process, called CAD to Metal®, titanium powder is transformed into solid metal parts for either functional prototyping or end-use. We believe that the EDM technology is attractive primarily to early adopters and the distribution agreement did not result in significant sales or margins to us.

  In January 2008, we introduced two new 3D printers, the Dimension 1200es SST™ and BST™. The BST builds with break away supports while the SST builds with automated soluble support removal. Both offer the customer the ABSplus material previously available only on the Elite. Priced at $34,900 and $26,000 depending on the type of supports, the 1200es builds in thinner layers, offering better fine feature model detail.

Description of Business

     We are a leader in the RP and 3D printing markets. We develop, manufacture, market, and service a family of 3D printers and high-performance RP systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer-aided design (“CAD”) workstation. Our high-performance systems are used both to create prototype models as well as to produce parts for end user applications, which is referred to as direct digital manufacturing (“DDM”). Our 3D printers and high-performance systems can be used in office environments without expensive facility modification. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes and end-use-parts directly from a designer’s three-dimensional CAD in a matter of hours. In addition to selling RP systems and 3D printers, through our Paid Parts service, we make and sell parts for RP and DDM applications based on our customers’ CAD files. We estimate approximately 15% to 20% of our Paid Parts revenue is from DDM parts.

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

  the ability to use the device in an office environment due to the absence of hazardous emissions little or no post-processing

  ease of use

  the need for relatively little set up of the system for a particular project the availability of a variety of modeling materials

  modeling in production-grade plastics for functional testing no need for costly replacement lasers and laser parts

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

     Based upon data and estimates furnished in the 2007 Wohlers Report, through 2006 we shipped approximately 32% of all RP systems since the industry’s inception in 1987, an improvement over the 24% we realized through 2002. The 2006 Wohlers Report also states that we shipped 41% of all RP systems globally in 2006.

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

     There are also opportunities for DDM. DDM involves the manufacture of parts fabricated directly from systems that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low volume parts that require rapid turn-around, and for which tooling would not be appropriate due to small volumes. Our FDM 200mc, 400mc, and 900mc, Titan, Vantage and Maxum systems are well suited for these types of applications.

     An emerging portion of the DDM market segment is the production of fabrication and assembly tools that aid in the customer’s production and assembly process. In addition, we have seen a growing number of applications for end-use parts.

     During the past five years, the largest growth segment of the RP market has been 3D printers. 3D printers are low-cost RP systems (typically under $40,000) that reside in the design/engineering office environment, allowing product development organizations quick access to a modeling system.

     We have shipped over 9,000 systems since our inception. A wide variety of design and manufacturing organizations use our systems. Current markets include:

Aerospace Consumer Products Educational Institutions Medical Systems Mold Making Direct digital manufacturing of custom parts Heavy Equipment	Automotive Business Machines Electronics Medical Analysis Tooling Fixtures Architecture

     Additional future applications include:

Architectural design Free-form graphic design	Secondary tooling and mold-making Gaming, art and animation

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

     Our family of 3D printers and high-performance systems affords a customer’s product development team, including engineers, designers and managers, the ability to create prototypes through all stages of the development cycle. Our products meet the needs of a very demanding and diverse industrial base by offering a wide range of capability and price from which to choose. The domestic list prices of our systems range from $18,900 for Dimension 768 BST to $400,000 for our high productivity FDM 900mc. We also offer special pricing for trade-in systems and upgrades.

     The Dimension is a 3D printer that allows a user to create parts in ABS plastic. ABS usually offers the part strength required for true form, fit and function testing. Dimension operates in the office, offering speed, ease of use and networking capabilities at a competitive price. It features our Catalyst® software, which offers a single pushbutton operation by automating all of the required build procedures. We introduced the Dimension BST in February 2002, although commercial shipments to selected resellers commenced in December 2001. We believe that Dimension 768 BST, at a list price of $18,900, is among the lowest-priced whole product systems in the 3D printing market. Dimension SST, introduced in February 2004, offers users the benefits of our WaterWorks or automated soluble support removal technology (SST) on the Dimension platform. It is priced at $24,900. The Dimension 1200es SST, introduced in January 2008 and priced at $34,900 offers the ability to build larger parts and creates parts from our new ABSplus material, which on average are 40% stronger than our standard ABS.

     The FDM 200mc is our lowest priced high performance FDM System that incorporates our WaterWorks soluble support system and InSight Software. The patented WaterWorks process allows for the easy removal of supports from a completed prototype by simple immersion into a water-based solution. Since support material is dissolved, resulting in a cleaned prototype, most post-processing steps required in our competitors’ systems are eliminated. The FDM 200mc is further enhanced by the addition of our InSight software. InSight offers the customer a more flexible array of features allowing for a range of fully automatic operation to individual and customized functions for each step of the build process. With the combination of ABS, WaterWorks and InSight software, the FDM 200mc offers the customer “hands free” operation of the entire prototype building process. The FDM 200mc was introduced in May 2007, and represents our first system specifically designed to target the DDM market.

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

     The FDM 400mc was introduced in July 2007 and represents an increase in repeatability, part accuracy and material strength over the Vantage and Titan systems, which are being discontinued. In addition, in January 2008, we introduced the FDM 360mc, which offers similar part quality to the FDM 400mc, but fewer material choices and slower build speeds. Both of these systems can be configured to meet specific customer needs. Prices for these systems range from $75,000 to $225,000 depending on the configuration and needs of the customer.

     In December 2007, we introduced the FDM 900mc, which represents our largest system ever. It is capable of building parts up to 4.5 feet measured on the diagonal, nine times larger than parts built by the FDM 400mc. The FDM 900mc uses ball screw technology and improves part accuracy, repeatability and tolerances. This new product is the direct result of a $3.6 million order from a Fortune 100 global manufacturing company entered into in September 2005 to advance our proprietary FDM® technology for direct digital manufacturing applications.

     We periodically discontinue manufacturing older products. We discontinued sales of the GenisysXs, FDM 8000 and Prodigy systems at various times in 2002. We discontinued sales of the FDM 2000 in 2003 and the FDM 3000 in 2004. We discontinued the Prodigy Plus in 2007 and will discontinue the Vantage and Titan product line during 2008. However, we continue to support these products in the field.

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

  ABSplus and M-30 are our newest materials and, like ABS, are thermoplastic materials with all the associated benefits. ABSplus has the added benefit of creating additional part strength. Parts built with these materials are on average 40% stronger than our standard ABS parts.

  Polycarbonate (“PC”) is an engineering thermoplastic material, which is used commercially for demanding applications in a number of industries. PC offers superior impact strength coupled with resistance to heat and corrosive agents.

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

  ABSi is a higher grade translucent ABS, which features greater impact strength than our standard ABS. It can also be used in medical applications, including gamma-ray sterilization.

  PC-ABS is a blend of polycarbonate and ABS plastic. The blend combines the strength of PC with the flexibility of ABS.

     In addition to the modeling materials, we offer a proprietary water-soluble material used for support during the build process, which is later automatically dissolved from the finished part in systems that employ WaterWorks. Other proprietary release materials are used for support and are removed from the final model by hand.

     Each material has specific characteristics that make it appropriate for various applications. The ability to use different materials allows the user to match the material to the end use application of the prototype, whether it is a pattern for tooling, a concept model, or a functional part. ABS and ABSplus are also offered in numerous colors, including white, black, red, blue, yellow and green. We offer a program to create custom colors for unique customer needs.

     The modeling and support filament used in the RP and DDM systems and 3D printers that we sell are consumable products that provide us additional recurring revenue.

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

Catalyst EX, our entry-level software product, enables users to build prototype parts at the push of a button. It was introduced in 2000 and is used on Dimension 1200es SST and BST, Dimension Elite, and Dimension 768 BST and SST.

     Our InSight preprocessing software is used on the remainder of our FDM products – FDM 200mc, 360mc, 400mc, and 900mc, Vantage, Titan and Maxum. It increases build speed and improves the design engineer’s control and efficiency over the entire build process. It has a broad set of features that facilitate the demanding applications ranging from a single “push button” for automatic pre-processing to individual editing and manipulation tools for each process step.

     We continuously improve both software products to meet the demands of our sophisticated customers. Throughput enhancements, advanced build algorithms and features are intended to keep pace with complex industrial geometric designs while saving valuable operator time.

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

     RedEye Paid Parts

     Our RedEye Paid Parts service offers both existing and potential customers the ability to purchase prototypes and end-use parts that we make for them from CAD files that they provide to us. We have a facility near our corporate headquarters dedicated to Paid Parts operations. Our RedEye RPM website service, www.redeyerpm.com, enables our customers to obtain quotes and order parts around the clock, seven days a week. RedEye RPM offers unmatched expertise and production capacity using the latest in proven rapid prototyping and direct digital manufacturing technologies and processes.

Marketing, Distribution and Customers

     Marketing and Customers

     The focus of our marketing begins with the identification of customer needs. We feature a broad array of products that allow us to meet the precise needs of engineers, designers, educators, marketers and manufacturers. Our products range from Dimension BST, priced at $18,900, to a high productivity FDM 900mc, priced up to $400,000. We currently offer ten other systems between these price points meeting a variety of material, size and performance criteria.

     We have sold systems to the following representative customers:

General Motors Corporation Intel The Boeing Company University of Wisconsin - Madison Chrysler Lego Honda St. Jude Medical Hewlett Packard	Harley Davidson Dell Xerox University of Texas at El Paso Lockheed Martin Lever Ford Motor Company NASA Hyundai	Toyota Nike Mitsubishi Electronics Pioneer Speaker Cornell University Toro Graco Medtronic-Sofamar Danek Brigham Young University

     We have also sold systems to a small number of service bureaus. We sell complete high-performance and 3D printing systems as well as supplies and services.

     No customer accounted for more than 10% of sales in 2007, 2006, or 2005.

     We use a variety of tactical marketing methods to reach potential customers:

Web-based marketing Trade magazine articles Brochures Websites CD’s Press releases Industry associations	Print advertisements Direct mailings Trade show demonstration Telemarketing programs Broadcast e-mail Webinars Internet search engines

     In addition, we have developed domestic and international on-site demonstration capabilities.

     FDM Sales Organization

     In early 2003, we consolidated our FDM sales organization by structuring sales, service, and marketing into one group. The focus of this organization is on our high-performance systems that feature engineering modeling materials, high quality surface finish, high accuracy and feature detail, and excellent throughput. This group markets, sells and services our 200mc, 360mc, 400mc, 900mc, Maxum, Titan and Vantage systems.

     The FDM sales organization operates worldwide. Our North American territory is organized as a single region managed by a National Sales Manager. Regional sales and service offices are located in Novi, Michigan, and Ontario, California. We have identified specialists within the sales group who are focused on DDM opportunities.

     Internationally, our third-party distributors sell and service our FDM systems. We have relationships throughout the world including Europe, the Middle East, Japan, Korea, Taiwan, China, and Latin America. Sales management and technical support were increased to support the growth of our international business. International sales and service centers are located in Frankfurt, Germany, Bologna, Italy, Bangalore, India, Tokyo, Japan and Shanghai, China.

     3D Printing Sales Organization

     In conjunction with the consolidation of our FDM sales organization, we also consolidated our 3D printing sales organization in 2003. A worldwide Director of Sales manages four channel managers in North America as well as our international regional sales managers for our 3D printers.

     We use a worldwide reseller network to market, sell, and service our 3D printers. Many of our reseller outlets have Dimension BST and Dimension SST systems that are available for tradeshows, product demonstrations, and other promotional activities. As of early 2008, we had approximately 240 reseller locations worldwide. Most resellers enjoy a long-term presence in their respective territories. In addition to Dimension, most resellers sell and service a third-party 3D solid CAD software package. Most of our North American territories, Germany, Japan and the United Kingdom contain a reseller devoted to commercial accounts as well as a different reseller devoted to the education market.

     Dimension can be found at many leading companies. Based on estimates from the 2007 Wohlers Report, we believe that 3D printers represented approximately 72% of all RP systems sold in 2006, and that Dimension accounted for about 52% of all 3D printers shipped in 2006.

     RedEye Paid Parts

     In 2006, we established a dedicated internal sales channel to offer our RedEye Paid Parts services through our RedEye RPM instant Internet quoting system. This team is responsible for growing our Paid Parts business and nurturing customers who have RP and DDM part needs. Their objective is to insure the customer has a favorable experience when solving their internal part requirements. Besides a commitment to customer satisfaction, an essential objective of this operation is to increase the number of quality FDM parts in the marketplace, which, in turn, we believe will also support the expansion of our system sales. Various distribution agreements have been established to accomplish these goals and continue to grow this business. In 2007, we launched Redeye RPM in both Europe and Australia. In addition, in February 2008, we launched RedeyeArc.com specifically aimed at serving the architectural market.

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

     For our high performance systems, we employ a field service organization that performs system installation, basic operation and maintenance training, and a full range of maintenance and repair services at customer sites. Field representatives have been trained and certified to service all of our products. Representatives are strategically located in regional offices across North America and are equipped with cellular phones and laptop computers. They have secure remote access to a customer service database containing service history and technical documentation to aid in troubleshooting and repairing systems.

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

     Warranty and Service

     We provide a 90-day warranty on our commercial systems sold domestically and a one-year warranty on domestic educational sales and all systems sold internationally. In addition, we offer annual and multiple-year service and maintenance contracts for our systems. Annual service contracts for our systems are priced from approximately $2,200 to $48,000 per year.

Manufacturing

     Our manufacturing process consists of assembling systems using purchased components from our proprietary designs and producing consumable filament to be used within our systems. We obtain all parts used in the manufacturing process either from distributors of standard electrical or mechanical parts or from custom fabricators of our proprietary designs. Our suppliers are measured by on-time performance and quality. We currently operate on a build-to-forecast basis.

     We purchase major component parts for our high-performance FDM and 3D printing systems from various outside suppliers, subcontractors and other sources and assemble them at our Minnesota facilities. Our production floor has been organized using demand-flow techniques (“DFT”) in order to maximize efficiency and quality. Using DFT, our production lines are balanced and as capacity constraints arise, we can avoid the requirements of reconfiguring our production floor. Computer-based Material Requirements Planning (“MRP”) is used for reordering to insure on-time delivery of forecasted parts. All operators and assemblers are certified and trained on up-to-date assembly and test procedures including Assembly Requirement Documents which originate in engineering. The assembly process includes semi-automated functional tests of key subassemblies. Key functional characteristics are verified through these tests and the results are stored in a statistical database. At the completion of assembly, we perform a complete power up and final quality tests to ensure the quality of our products before shipment to customers. The complete final quality tests must be run error free before the system can be cleared for shipment. We maintain a history log on all products that shows revision level configuration and a complete history during the manufacturing and test process. All issues on the system during the manufacturing process are logged and tracked and used to make continuous process improvements of our production processes. Other manufacturing strengths that are incorporated into our new designs are the commonality of designs among our different products as well as the incorporation of Six Sigma concepts. Our filament production utilizes Factory Physics® techniques to manage critical buffers of time, capacity and inventory to ensure product availability. We also utilize the “5S” method (Sort, Set-in-order, Shine, Standardize and Sustain) as part of our lean manufacturing initiatives to improve organization and efficiency. Additionally, we recycle many filament cartridge parts.

     We maintain an inventory of most of our necessary supplies, which facilitates the assembly of products required for production. While most components are available from multiple suppliers, certain components used in our systems and consumables are only available from single or limited sources. Should our present single or limited source suppliers become inadequate, we would be required to spend a significant amount of time and money researching alternate sources. We consider these suppliers very reliable. Although we believe we maintain adequate inventories of vendor-specific materials, the loss of a supplier of such vendor-specific materials or compounds could result in the delay in the manufacture and delivery of those materials and compounds. The delay could require us to find an alternate source, which would require us to re-qualify the product supplied by one or more new vendors. We are developing risk management plans for these critical suppliers. We consider our relationships with our suppliers to be good.

Research, Development and Engineering

     We believe that ongoing research, development and engineering efforts are essential to our continued success. Accordingly, our engineering development efforts will continue to focus on improvements to the FDM technology and development of new modeling processes, materials, software, user applications and products. We have devoted significant time and resources to the development of a universally compatible and user-friendly software system. We are committed to designing products using the principles of Six Sigma. We continue to standardize our product platforms, leveraging each new design so that it will result in multiple product offerings that are developed faster and at reduced expense. The FDM 200mc, 360mc, 400mc, 900mc and Dimension SST products as well as the Catalyst and InSight software products are examples of this successful strategic initiative. For the years ended December 31, 2007, 2006 and 2005, our research, development and engineering expenses were approximately $7.5 million, $6.7 million and $6.4 million, respectively.

     Our filament development and production operation is located at our facilities in Eden Prairie, MN. We regard the filament formulation and manufacturing process as a trade secret and hold patent claims on filament usage in our products. We purchase raw material plastics for our consumable filament production from various large plastic suppliers.

Intellectual Property

     We consider our proprietary technology to be material to the development, manufacture, and sale of our products and services and seek to protect our technology through a combination of patents and confidentiality agreements with our employees and others. All patents and patent applications for our rapid prototyping processes and apparatuses associated with the FDM process have been assigned to us by their inventors. As part of our purchase of rapid prototyping technology assets from IBM, we were also assigned the rights and title to three patents developed by IBM, which were incorporated in our Genisys system and are used in several of our current product lines. We recorded these patents domestically and are in the process of recording them in certain foreign countries. The terms of two of these patents extend until April 12, 2011, and May 17, 2011, while the third patent has expired. The United States patents covering our proprietary FDM technology expire at various times between 2009 and 2027. In total, we currently own over 180 U.S. and international patents and patent applications. Other foreign patent applications have also been filed, including the patent applications assigned to us by IBM.

     Our registered trademarks include:

Stratasys, Inc. QuickSlice 3D Plotter Dimension BST	FDM AutoGen FDM Quantum Dimension SST	Catalyst Dimension Genisys Dimension Elite

     Other trademarks include:

FDM Maxum BASS InSight FDM 200mc Prodigy Plus	FDM Titan BuildFDM Touchworks FDM 360mc Prodigy	SupportWorks FDM Vantage WaterWorks FDM 400mc FDM 900mc

     Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have also been filed in Japan and the European Community.

We have also registered a number of Internet domain names, including the following:

Stratasys.com BuildFDM.com 3Dprinter.com Paidparts.com Buildpolyjet.com	Dimensionprinting.com 3D-fax.com webprototypes.com buildup.com RedeyeARC.com	RedEyeRPM.com DimensionDirect.com prototype.com webmodeling.com

Backlog

     Our total backlog of system orders at December 31, 2007 was approximately $5.7 million, as compared with approximately $4.1 million at December 31, 2006. We estimate that most of our backlog will ship in the first half of 2008.

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

Competition

     We compete in a marketplace that is still dominated by conventional methods of model-making and prototype development. Machinists and engineers working from blueprints or CAD files and using machining or manual methods generally perform the prototype development and fabrication. We believe that there is currently no other commercial producer of 3D modeling devices that uses a single-step, non-toxic technology similar to our FDM technology. Most of the 3D printing and other RP systems manufactured by our competitors involve additional postprocessing steps, such as curing the part after construction of the model or prototype. Our FDM technology does not rely on the laser or light technology used by other commercial manufacturers in the RP industry.

     Our competitors employ a number of different technologies in their RP devices. 3D Systems, and CMET, use stereolithography in their products. 3D Systems and EOS GmbH produce machines that use selective laser sintering (“SLS”) to harden powdered material. Z Corp. uses inkjet technology to bond powdered materials. Solidscape, 3D Systems and Objet Geometries have developed prototyping systems that use inkjet technology to deposit resin material layer by layer. A smoothing or milling process is often required between each deposited layer to maintain accuracy in these processes. Envisiontec utilizes a photopolymer mask and a light process to build models. We believe that our FDM technology has important advantages over our competitors’ products. These advantages include:

  the ability to be used in an office environment

  the availability of multiple production-grade modeling materials a one-step modeling process

  low acquisition price

  ease of use

  hands-free support removal

     Certain of our competitors may have greater financial and marketing resources than we have. Based on data and estimates presented in the 2007 Wohlers Report, in 2006 we shipped more units than any other company in the RP industry globally, and we were the second largest in terms of revenue. Wohlers reports that we shipped 41% of total units shipped in the industry in 2006. We believe that this trend continued in 2007 as well.

Employees

     As of March 1, 2008, we had 382 full-time employees and 26 subcontractors or temporary employees. While we have separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and we have not experienced any work stoppages. We believe our employee relations are good.

Governmental Regulation

     We are subject to various local, state and federal laws, regulations and agencies that affect businesses generally. These include:

  regulations promulgated by federal and state environmental and health agencies the federal Occupational Safety and Health Administration

  laws pertaining to the hiring, treatment, safety and discharge of employees export control regulations for U.S. made products

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

     Our ability to compete in the high-performance and 3D printing market depends, in large part, on our success in enhancing our existing product lines and in developing new products. Even if we successfully enhance existing systems or create new systems, it is likely that new systems and technologies that we develop will eventually supplant our enhanced systems or our competitors will create systems that will replace ours. The RP industry is subject to rapid and substantial innovation and technological change. We may be unsuccessful at enhancing existing systems or developing new systems or materials on a timely basis, and any of our products may be rendered obsolete or uneconomical by our or others’ technological advances.

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

     Our current strategy is to attempt to reduce the prices of our high-performance systems and 3D printers to expand the market and increase sales. In conjunction with that strategy, we are constantly seeking to reduce our direct manufacturing costs as well. Our engineering and selling, general and administrative expenses, however, generally do not vary substantially in relation to our sales. Accordingly, if our strategy is successful and we increase our revenues while maintaining our gross margins, our operating profits generally will increase faster as a percentage of revenues than the percentage increase in revenues. Conversely, if our revenues or gross margins decline, our operating profits generally will decline faster than the decline in revenues or gross margins. Therefore, declines in our revenues may lead to disproportionate reductions in our operating profits.

If other manufacturers were to successfully develop and market consumables for use in our systems, our revenues and profits could be adversely affected.

     We presently sell substantially all of the consumables that our customers use in our systems. However, even though we attempt to protect against replication of our consumables through patents and trade secrets and we provide that our warranties are valid only if customers use consumables that we certify, it is possible that other manufacturers could develop consumables that could be used successfully in our systems. If our customers were to purchase consumables from our competitors, we would lose some of our sales and could be forced to reduce prices, which would impair our overall revenue and profitability.

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

     As of December 31, 2007, the net book value of our intangible assets was approximately $8 million. Accounting rules require us to take a charge against our earnings to the extent that any of these intangible assets are impaired. Accordingly, invalidation of our patents, trademarks or other intellectual property or the impairment of other intangible assets due to litigation, obsolescence, competitive factors or other reasons could result in a material charge against our earnings and have a material adverse effect on our results of operations.

If our investments become impaired, we may be required to record a significant charge to earnings.

     Our investments include tax-free Auction Rate Certificates (ARCs) and municipal government bonds, all of which are insured. Given the current volatility in interest rates and the potential impact of higher interest rates on the issuers of these securities, a significant increase in interest rates could impair the ability of one or more issuers to pay interest on, or principal of, these obligations. Defaults by these issuers or their insurers could cause an impairment of the value of our investments, resulting in a charge against our earnings. Any such charge could have a material adverse effect on our results of operations.

We operate a global business that exposes us to additional risks.

     Our sales outside of the United States accounted for approximately 50% of our consolidated net sales in 2007. We continue to expand into international markets. The future growth and profitability of our foreign market is subject to a variety of risks and uncertainties. Any of the following factors could adversely affect our sales to customers located outside of the United States:

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

     Our operating results and financial condition may fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

  changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses;

  changes in the amount we spend to promote our products and services;

  changes in the cost of satisfying our warranty obligations and servicing our installed base of systems;

  delays between our expenditures to develop and market new or enhanced systems and consumables and the generation of sales from those products;

  development of new competitive systems by others;

  changes in accounting rules

  the mix of high-performance systems and 3D printers that we sell during any period;

  the geographic distribution of our sales;

  our responses to price competition;

  market acceptance of our products;

  general economic and industry conditions that affect customer demand;

  changes in interest rates that affect returns on our cash balances and short-term investments;

  failure of a development partner to continue supporting certain product development efforts it is funding; and

  our level of research and development activities.

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

     Large balances were concentrated with certain international distributors and North American resellers, and some of these balances exceed the original payment terms. Default by one or more of these distributors or customers could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. Default by one or more of these distributors or resellers would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

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

     In the preceding 12 months, our common stock has traded at prices ranging between $15.40 and $31.45. Investors may have difficulty selling our common stock following periods of volatility, because of the market’s adverse reaction to such volatility. Factors that we believe have caused or may cause this volatility include, among other things:

  actual or anticipated variations in quarterly or annual operating results;

  our announcements of the issuance of patents or other technological innovations;

  our announcements of new products;

  our competitors' announcements of new products;

  changes in financial estimates or recommendations by securities analysts;

  the employment and termination of key personnel; and

  sales or repurchases of our common stock by our Company

     Many of these factors are beyond our control. These factors may have a material adverse affect on the market price of our common stock, regardless of our operating performance.

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting.

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

     Although our management has determined, and our independent registered public accounting firm has concluded in its audit, that our internal controls over financial reporting were effective as of December 31, 2007, we cannot assure you that our independent registered accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     Our executive offices and production facilities presently comprise approximately 191,000 available square feet in three buildings in Eden Prairie, Minnesota, near Minneapolis.

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

     In November 2005, we purchased an additional 86,000 square foot manufacturing facility for approximately $5.1 million. As of December 31, 2007, we had spent approximately $3.2 million in improvements since its acquisition to make this facility suitable for our specific usage. This facility is used for R&D, administrative, marketing and sales activities. The facility is across from our manufacturing facility in Eden Prairie, Minnesota. We expect it to accommodate our intermediate expansion requirements. We occupied approximately 69,000 square feet of the building in January 2008, with the balance of space under a lease agreement that expires at the end of July, 2008.

     We occupy 14,600 square foot warehouse in Eden Prairie, Minnesota, for shipping and storage under a lease that expires in August 2011.

     We have two North American sales offices and one service office. We occupy 2,659 square feet of space in Novi, Michigan, a Detroit suburb, under a lease that expires in July 2010. We also occupy a 2,504 square foot sales office in Ontario, California under a lease that expires in August 2008. In addition, we have a 1,440 square foot service office in Ontario, California, under a lease that expires in August 2009. We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at these facilities.

     We have three international sales and service offices under lease. Our German subsidiary leases 8,041 square feet of space in Frankfurt, Germany under a lease that expires in June 2011. Our Italian subsidiary leases 1,300 square feet in Bologna, Italy under a lease that expires in December 2010. We have a 2,500 square foot sales office in Bangalore, India, under a lease that expires in May 2008. We believe we will be able to renew the India lease.

Item 3. Legal Proceedings.

     The Company is a party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company’s financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our common stock is traded on the Nasdaq Global Select Market under the symbol SSYS.

     The following table sets forth the high and low closing sale prices of our common stock for each quarter from January 1, 2006 through the fiscal year ended December 31, 2007 reported on the Nasdaq Global Select Market. All prices have been adjusted for our two-for-one stock split effective August 15, 2007.

	High	Low
	Closing Sale Prices ($)
Fiscal Year Ended December 31, 2006
January 1, 2006 – March 31, 2006	14.77	11.63
April 1, 2006 – June 30, 2006	17.20	12.27
July 1, 2006 – September 30, 2006	14.97	11.02
October 1, 2006 – December 31, 2006	16.29	12.89

Fiscal Year Ended December 31, 2007
January 1, 2007 – March 31, 2007	21.72	15.49
April 1, 2007 – June 30, 2007	25.02	20.57
July 1, 2007 – September 30, 2007	28.34	20.00
October 1, 2007 – December 31, 2007	30.27	20.75

     There were approximately 89 record and 9,768 beneficial owners of our common stock as of March 8, 2008.

Dividends

     We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. We intend to retain earnings, if any, to support the growth of our business.

Shares Issuable Under Equity Compensation Plans

     The following table sets forth the number of securities to be issued upon the exercise of, and the weighted-average exercise price of, outstanding options, warrants and rights, and the number of securities remaining available for future issuance, under our equity compensation plans as of December 31, 2007:

Number of securities
		Weighted average	remaining available for
	Number of securities	exercise price of	future issuance under
	to be issued upon	outstanding	compensation plans
	exercise of outstanding	options, warrants	(excluding securities
	options, warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders^	1,802,028	$15.02	304,066

^ We do not have any equity compensation plans that have not been approved by security holders.

Issuer Purchases of Equity Securities

     On October 27, 2005, our Board of Directors authorized us to purchase up to $20 million of our outstanding shares of common stock. We repurchased no shares in 2007 pursuant to that authorization. As of December 31, 2007, we had remaining authorization of approximately $8.0 million for future share repurchases. On February 26, 2008, our Board of Directors authorized us to purchase up to $30 million of our outstanding shares of common stock, which superseded the previous authorization.

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

     The following graph assumes that $100 had been invested in each of Stratasys, the Nasdaq (US) Composite Index, and the S&P 600 Info Tech Index on December 31, 2002.

Comparison of Cumulative 5 Year Total Return

Item 6. Selected Financial Data.

     The selected consolidated financial data as of and for the five-year period ended December 31, 2007, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2007, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	(In Thousands, Except Per Share Amounts)
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net sales	$112,243	$103,809	$82,844	$70,329	$50,890
Gross profit (a)	59,708	51,441	43,755	39,069	30,763
Selling, general and administrative
expenses (a)	33,770	29,105	23,243	20,431	16,974
Research and development	7,465	6,699	6,354	5,640	5,047
Operating income	18,473	15,637	14,157	12,998	8,742
Net income	14,324	11,164	10,603	9,129	6,156
Net income per basic common share	$0.69	$0.55	$0.50	$0.44	$0.34
Weighted average basic shares
outstanding	20,772	20,240	21,056	20,700	18,102
Net income per diluted common
share	$0.66	$0.54	$0.49	$0.43	$0.32
Weighted average diluted shares
outstanding	21,567	20,723	21,489	21,452	19,358
Balance Sheet Data:
Working capital	$64,100	$55,311	$47,524	$67,546	$60,856
Total assets	148,757	118,004	104,680	99,199	84,100
Long term debt (less current portion)	---	---	---	---	---
Stockholders’ equity	123,834	97,792	86,269	84,877	73,896

(a) 2003-2005 have been restated to reflect customer service costs as part of the cost of sales instead of as operating expenses. This reclassification had no effect on operating or net income or net income per basic and diluted common share. Amounts previously reported and their adjusted balances are as follows:

	2005	2004	2003
Gross profit before reclassification	$47,525	$42,330	$32,782
Reclassification of customer service	(3,770)	(3,261)	(2,019)
Gross profit after reclassification	$43,755	$39,069	$30,763

Selling, general and administrative expenses before reclassification	$27,013	$23,692	$18,993
Reclassification of customer service	(3,770)	(3,261)	(2,019)
Selling, general and administrative expenses after reclassification	$23,243	$20,431	$16,974

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

General

     We develop, manufacture, and market a family of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, which enable engineers and designers to create physical models, tooling, jigs, fixtures, prototypes, and end use parts out of plastic and other materials directly from a computer aided design (“CAD”) workstation.

     Our strategy in 2007 was three-fold:

  Continue expanding our market position in the 3D printing market through increased sales of the Dimension BST, our low-cost 3D printer, and the four other Dimension products including the Dimension Elite introduced in January 2007. The Dimension Elite has automated soluble support removal and offers the customer a new ABSplus material that on average is 40% stronger than our other ABS material offering. The Elite builds in thinner layers offering better fine feature model detail. At the end of 2007, the Dimension product line consisted of five systems ranging in price from $18,900 to $32,900. In 2007, the unit growth rate of Dimension was 25%, which contributed to a 35% increase in revenues from this product line as compared with 2006. According to the 2007 Wohlers Report (“Wohlers”), we shipped more 3D printers than other company in the world in 2006, and based on our results in 2007, we believe that we have continued that trend in 2007.

  Expand our position in the RP and DDM markets through new proprietary product introductions including the FDM 200mc, FDM 400mc and FDM 900mc, all of which are directed at the DDM market. In 2007, revenue from our high-performance proprietary systems grew by 31% over 2006. The system revenue growth is attributable to our renewed focus on proprietary products, customer acceptance of new product introductions, and further penetration of DDM applications. We remain fully committed to our historic core RP business. We expect growth rates for our high-performance systems will continue to be strong. We believe that new opportunities in direct digital manufacturing and rapid tooling and expansion of traditional rapid prototyping applications will continue to be the impetus for this growth.

  In December 2007, we introduced the FDM 900mc, which is capable of building parts nine times larger than the FDM 400mc and represents our largest system ever. It can build a part as large as 4.5 feet measured along the diagonal. The FDM 900mc uses ball-screw technology and improves part accuracy, repeatability and tolerances. This new product is the direct result of a $3.6 million order from a Fortune 100 global manufacturing company entered into in September 2005 to advance our proprietary FDM® technology for direct digital manufacturing applications.

  Continue to invest in establishing our Paid Parts service of producing parts for customers. We believe this is a fragmented global market dominated by numerous small companies generating less than $1 million each in annual sales. Sales from our Paid Parts service have been volatile quarter-to-quarter as we work to identify the most effective ways of reaching customers. In the fall of 2005, we launched RedEye RPM™ as an Internet site allowing customers to obtain instant quotes and then order their parts over the Internet via the submission of a standard 3D CAD STL file. Year-over-year sales of our Paid Parts service increased by 30%. As customers continue to increase their volume of parts ordered, we are often successful in selling them systems to produce their own parts.

     In August 2006, we announced that effective January 1, 2007 we were discontinuing our North American Distributor Agreement with Objet Geometries Ltd. (“Objet”). The Eden systems that we distributed for Objet (the “Eden Systems”) use inkjet technology to jet ultra-fine layers of UV-cured resin to build RP models. In order to provide a smooth transition for our customers, we continued to service the Eden Systems we sold through August 1, 2007.

     We also announced that effective December 2007 we discontinued our distribution agreement with Arcam AB to exclusively distribute their metal-based direct digital manufacturing and prototyping systems in North America. In Arcam’s patented electron-beam melting (“EBM”) process, called CAD to Metal®, titanium powder is transformed into solid metal parts for either functional prototyping or end-use. We believe that the EBM technology is attractive primarily to early adopters and our distribution agreement with Arcam did not result in significant sales or margins.

     The discontinuation of the Objet and Arcam agreements impacts the year-over-year revenue and gross margin analysis. We sold approximately $4.0 million and $17.5 million of distributed products in 2007 and 2006, respectively. These sales were at gross margins of approximately minus 4% in 2007 and positive 26% in 2006. In discussing the year-over-year revenue and gross margin comparisons we refer to these two relationships as “distributed” products and services. “Proprietary” refers primarily to products that we design and manufacture including third party peripheral items such as stands and tanks, and services we provide.

     As our installed base of systems has increased, we have derived an increasing amount of revenue from sales of consumables, maintenance contracts, and other services. Revenue relating to our installed base of systems generates recurring revenue for us. In 2007, excluding revenue from distributed Objet and Arcam systems, total non-system revenue increased by 17% due principally to a 23% growth in proprietary consumable revenue and 30% growth in Paid Parts revenue, partially offset by a slower growth in rental and maintenance revenues.

     Total net unit shipments increased 21% in 2007 amounting to 2,169 systems compared with the 1,796 net units shipped in 2006. Wohlers shows we shipped 41% of all systems within the RP industry in 2006. Based on data derived from Wohlers, we believe we shipped more total systems than any other company in our industry in the world in 2006 and that this will also be the case for 2007. Our growth was derived from a number of industries, including automotive, consumer products, electronics, general manufacturing, educational, government, and aerospace.

     In 2008, we plan to continue to make significant investments in fixed assets, process improvements, information technology (“IT”), head count additions, and human resource development activities that will be required for growth. We anticipate that our operating expenses will increase in 2008 over the amounts reported in 2007, but that our gross profit growth will exceed that of our expenses. This should allow for increased operating profits as a percentage of sales in 2008 as compared with 2007. Our expense levels are based in part on our expectations of future sales. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated sales, fluctuations in sales in a particular period could adversely impact our operating results. Whereas our backlog as of December 31, 2007, was $5.7 million, it would not be sufficient to meet our budgeted sales targets should new system orders in 2008 decline.

     We expect growth to be largely dependent upon our ability to penetrate new markets and develop and market new RP, DDM and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our ability to implement our strategy for 2008 is subject to numerous uncertainties, many of which are described under “Risk Factors,” above, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.” We cannot ensure that our efforts will be successful.

Results of Operations

Twelve months ended December 31, 2007 compared with twelve months ended December 31, 2006

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated statement of operations.

For the twelve months ended December 31,	2007	2006
Net sales	100.0%	100.0%
Cost of sales	46.8%	50.4%
Gross profit	53.2%	49.6%
Selling, general and administrative	30.1%	28.0%
Research & development	6.7%	6.5%
Operating income	16.5%	15.1%
Other income (expense)	1.7%	1.3%
Income before taxes	18.2%	16.4%
Income taxes	5.4%	5.6%
Net income	12.8%	10.8%

Net Sales

     Net sales of our products and services for 2007 and 2006 and changes in net sales were as follows:

			Year-over-
	2007	2006	Year Change
Products	$89,280	$83,449	7.0%
Services	22,963	20,359	12.8%
Net sales	$112,243	$103,808	8.1%

     The primary drivers of the year-over-year growth in product sales were:

  35% increase from Dimension system sales

  31% increase in high productivity system sales

  23% increase in consumable sales

     The increase in sales of our proprietary products was partially offset by a 73% decrease in distributed system sales.

     Adjusting for the impact of the terminated distributed agreements with Objet and Arcam, net sales of our products and services for 2007 and 2006 and changes in net sales were as follows:

			Year-over-
	2007	2006	Year Change
Products	$86,255	$66,790	29.1%
Services	22,002	19,496	12.9%
Net sales	$108,257	$86,286	25.5%

     Our Dimension systems sales continue to grow as we introduced a new, higher-priced system in January 2007 and as awareness of the technology increases. Sales of high-performance systems grew with new product introductions, the refocus of the domestic sales team on proprietary products and new applications within the DDM market. As we increase our installed base of systems in the field, we continue to see solid growth in consumables. Overall, proprietary systems and consumables grew by 31% in 2007 compared to 2006.

     Service revenues predominately consisted of the following components: maintenance, Paid Parts, and rentals. We saw a 30% increase in our Paid Parts service as we continued to invest in reaching customers through trade shows, direct mailings and our RedEye RPM™ website, which allows customers to order their parts over the Internet. Revenues from maintenance services on our proprietary systems saw year-over-year revenue growth of 6%. We attribute this slower growth to the one-year warranty for all international systems and domestic education systems as well as the high quality and reliability experienced by our 3D printer customers who now acquire multiple systems.

     Net sales and the percentage of net sales by region for 2007 and 2006, as well as the percentage change were as follows:

					Year-over-
	2007		2006		Year Change
North America	$62,525	56%	$64,705	62%	-3.4%
Europe	27,144	24%	21,459	21%	26.5%
Asia Pacific	19,806	18%	16,629	16%	19.1%
Other	2,768	2%	1,016	1%	172.4%
Total	$112,243	100%	$103,809	100%	8.1%

     North American sales declined because of the discontinuation of the Objet distribution agreement. Results for 2007 include $2.4 and $1.6 million of Objet and Arcam related revenue, respectively, compared with $16.2 and $1.3 million of Objet and Arcam related revenue, respectively, in 2006.

     Adjusting for the impact of the terminated distribution agreements with Objet and Arcam, net sales and the percentage of net sales by region for 2007 and 2006, as well as the percentage change were as follows:

					Year-over-
	2007		2006		Year Change
North America	$58,539	54%	$47,183	55%	24.1%
Europe	27,144	25%	21,459	25%	26.5%
Asia Pacific	19,806	18%	16,629	19%	19.1%
Other	2,768	3%	1,016	1%	172.4%
Total	$108,257	100%	$86,287	100%	25.5%

     North American sales benefited from:

  New high-productivity system introductions and a renewed focus of the domestic sales team in selling proprietary products.

  Our strong Dimension reseller network and the new Dimension Elite.

  Growth in our Paid Parts service which focused in 2007 almost exclusively on North America.

     We saw a strong European market during 2007 for our high-end productivity systems. We believe a portion of this recovery was due to the weakness of the dollar relative to the euro, but a portion also related to new product introductions. In addition, we saw strong growth in sales of our Dimension products as we continued to grow our reseller network and their effectiveness. We also saw strong growth in Asia Pacific due to new product introductions, expansion in our Dimension reseller network as well as the effectiveness of existing resellers.

     We believe Europe will remain a strong market throughout 2008 with new product introductions and assuming continued weakness in the US dollar. We expect the Asia Pacific region will be strong due to new product introductions and continued expansions we have made in our reseller network. North America will be negatively impacted by the discontinuation of the Arcam agreement. Declining economic conditions in any of these regions could adversely impact our future sales and profitability.

Gross Profit

     Gross profit and gross profit as a percentage of sales for our products and services for 2007 and 2006, as well as the percentage changes in gross profit were as follows:

					Year-over-
	2007		2006		Year Change
		% of Relative		% of Relative
		Sales		Sales
Products	$48,739	54.6%	$41,496	49.7%	17.5%
Services	10,969	47.8%	9,945	48.8%	10.3%
Gross profit	$59,708	53.2%	$51,441	49.6%	16.1%

     Product gross profit increased, as a percentage of product sales, due to an increase in sales of proprietary products and a significant decline in sales of Eden Systems and related consumables in the overall mix. The products that we distributed carried a significantly lower margin than our proprietary systems and consumables, which we manufacture. Service gross profit was relatively consistent between the years. Our Paid Parts service business carries a higher gross margin, but this was offset by lower margins on our overall maintenance business.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales for 2007 and 2006, as well as the percentage change in operating expenses were as follows:

					Year-over-
	2007		2006		Year Change
		% of Sales		% of Sales
Selling, general & administrative	$33,770	30.1%	$29,105	28.0%	16.0%
Research and development	7,465	6.7%	6,699	6.5%	11.4%
Total operating expenses	$41,235	36.7%	$35,804	34.5%	15.2%

     Selling, general and administrative expenses for 2007 increased significantly over the prior year as a percentage of sales for the following primary reasons:

  We significantly expanded our sales and marketing efforts in our Paid Parts business in an effort to capture market share in a segment of the RP market that is very fragmented today.

  With the discontinuation of the Objet distribution agreement and no new high productivity systems at the beginning of 2007, we were concerned with retaining our highly trained domestic sales team and set individual quotas at levels to insure their retention. With the renewed focus on proprietary high productivity systems and the new product introductions throughout 2007, many sales persons exceeded quotas and were paid commissions at an accelerated commission rate as a percentage of sales.

  We opened an office in Japan to support our growing sales both within Japan and elsewhere in the Asia Pacific region.

  We incurred a bad debt expense of $564,000 that resulted from the bankruptcy of an Italian distributor we originally engaged in early 2005 to sell 3D printers. At that time, it was a subsidiary of a large Italian company, but was subsequently sold to management without our knowledge.

     Research and development increased by 11.4% over the previous year as we remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms. Increases were primarily the result of increases in engineering headcounts partially offset by an increase in internally capitalized software. During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications. This effort resulted in the FDM 900mc. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at direct digital manufacturing advances and are not recognized as revenue. During 2007 and 2006, we offset approximately $980,000 and $1.1 million, respectively, of R&D expenses with monies received from this customer, respectively. As we continue our commitment to R&D and certain quality initiatives into 2008, we expect to report accelerated R&D and quality improvement spending in 2008 as a percentage of sales. This spending is focused on accelerating our development efforts to address both the 3D printer and DDM market opportunities we believe exists.

Operating Income

     Operating income and operating income as a percentage of sales for 2007 and 2006, as well as the percentage change in operating income were as follows:

					Year-over-
	2007		2006		Year Change
		% of Sales		% of Sales
Operating income	$18,473	16.5%	$15,637	15.1%	18.1%

     Operating income increased due to the higher sales volume and the increase in sales of our high-end proprietary systems and 3D printers compared with distributed products which carry a lower margin.

Other Income (Expenses)

     Other income (expenses) for 2007 and 2006 and changes in other income (expenses) were as follows:

			Year-over-
			Year
	2007	2006	Change
Interest income	2,316	1,648	41%
Foreign currency transaction losses	(503)	(307)	64%
Other	76	(13)	-685%
Total	1,889	1,328	42%

     Interest income increased in 2007 compared with 2006 as we had higher average cash and investment balances throughout the year.

     We incurred foreign currency transaction losses because we sell primarily in euros throughout most of Europe. Consequently, we have euro denominated receivables that we mark to the current exchange rate at the end of each month. As the euro has fluctuated compared to the US dollar throughout most of 2007, we adjusted the carrying value of these receivables to reflect the changes in the exchange rate. Each month we enter into 30-day forward contracts to offset a portion of the impact of variations in exchange rates. In 2007, our hedging strategy resulted in a larger transaction loss due to the continuing weakening of the US dollar relative to the euro. At December 31, 2007 we had approximately €4.5 million net in euro-denominated receivables and a €3.3 million 30-day forward contract.

Income Taxes

     Income taxes and income taxes as a percentage of net income before taxes for 2007 and 2006, as well as the percentage change were as follows:

			Year-over-
	2007	2006	Year Change
Income taxes	$6,038	$5,800	4%
As a percent of income before income taxes	29.6%	34.2%

     The following is a reconciliation of the 2007 effective income tax rate compared with the 2006 rate:

2006 effective income tax rate	34.2%
Discrete items recognized in 2007 not recurring in 2006	(3.7)
Impact of increase in manufacturer's deduction rate	(1.1)
Uitilization of research and development credit	(1.0)
Impact of increased tax-free interest income	(0.9)
Reduction in effective state income taxes, net	(0.9)
Increase in tax contigencies	2.2
Impact of phase-out of extraterritorial income exclusion	1.0
Other	(0.2)
2007 effective income tax rate	29.6%

Net Income

     Net income and net income as a percentage of sales for 2007 and 2006, as well as the percentage change in net income were as follows:

					Year-over-
	2007		2006		Year Change
		% of Sales		% of Sales
Net income	$14,324	12.8%	$11,164	10.8%	28.3%

     For the reasons cited above, our net income for the twelve months ended December 31, 2007 was at a higher percentage of sales than in the year ended December 31, 2006.

Twelve months ended December 31, 2006 compared with twelve months ended December 31, 2005

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated statement of operations.

	For the twelve months ended December 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	50.4%	47.2%
Gross profit	49.6%	52.8%
Selling, general, and administrative	28.0%	28.0%
Research & development	6.5%	7.7%
Operating income	15.1%	17.1%
Other income (expenses)	1.3%	1.3%
Income before taxes	16.4%	18.4%
Income taxes	5.6%	5.6%
Net income	10.8%	12.8%

Net Sales

     Net sales of our products and services for 2006 and 2005 and changes in net sales were as follows:

			Year-over-
	2006	2005	Year Change
Products	$83,449	$66,179	26.1%
Services	20,359	16,665	22.2%
Net sales	$103,808	$82,844	25.3%

     The primary drivers of the year-over-year growth in product sales were:

  35% increase in consumable sales

  34% increase from Dimension system sales

  65% increase in Eden Systems sales

     As we increased our installed base of systems in the field, we continued to see significant growth in consumables. Sales of our low-cost 3D printers represented by the Dimension systems increased due to increased market awareness and promotion. Sales of the Dimension BST benefited from a price decrease from $24,900 to $18,900 in January 2006. 3D printer sales growth was also due to the introduction of the Dimension 1200 BST and SST offered at $22,900 and $29,900, respectively. The Eden Systems we distributed experienced sales growth with the introduction of a new, larger Eden500 system in late 2005.

     Service revenues predominately consisted of the following components: maintenance, Paid Parts, contract engineering services, and rentals. We saw a 45% increase in our relatively new Paid Parts service as we continued to invest in reaching customers through trade shows, direct mailings and our RedEye RPM™ website. Our maintenance business saw year-over-year revenue growth of 16%. We attribute this to a high maintenance renewal rate on our high-performance systems and 3D printers, as well as the increase in our installed base of active systems in the field.

     Net sales and the percentage of net sales by region for 2006 and 2005, as well as the percentage change were as follows:

					Year-over-
	2006		2005		Year Change
North America	$64,705	62%	$50,595	61%	27.9%
Europe	21,459	21%	17,296	21%	24.1%
Asia Pacific	16,629	16%	14,176	17%	17.3%
Other	1,016	1%	777	1%	30.8%
Total	$103,809	100%	$82,844	100%	25.3%

     North American sales benefited from:

  Our strong Dimension reseller network

  Sales of Eden Systems, which we distributed only in North America

  Growth in our Paid Parts service, which was focused almost exclusively on North America.

     We saw a recovery in the European market during 2006 for our high-end productivity systems; we believe a portion of this recovery was due to the weakness of the dollar relative to the euro. In addition, we saw strong growth in our Dimension products as we continued to grow our reseller network and their effectiveness. We saw growth in Asia Pacific due to our increasing installed base of systems and increased effectiveness in our Dimension reseller network.

Gross Profit

     Gross profit and gross profit as a percentage of sales for our products and services for 2006 and 2005, as well as the percentage changes in gross profit were as follows:

					Year-over-
	2006		2005		Year Change
		% of Relative		% of Relative
		Sales		Sales
Products	$41,496	49.7%	$36,053	54.5%	15.1%
Services	9,945	48.8%	7,702	46.2%	29.1%
Gross profit	$51,441	49.6%	$43,755	52.8%	17.6%

     Product gross profit declined, as a percentage of product sales, due to an increased component of Eden Systems and related consumables in the overall mix. The products that we distributed carried a significantly lower margin than our proprietary systems and consumables, which we manufacture. Service gross profit increased as a percentage of sales due to a larger component of sales from our Paid Parts service, which carries a somewhat higher margin.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales for 2006 and 2005, as well as the percentage change in operating expenses were as follows:

					Year-over-
	2006		2005		Year Change
		% of Sales		% of Sales
Selling, general & administrative	$29,105	28.0%	$23,244	28.1%	25.2%
Research and development	6,699	6.5%	6,354	7.7%	5.4%
Total operating expenses	$35,804	34.5%	$29,598	35.7%	21.0%

     Selling, general and administrative expenses for 2006 included approximately $1.3 million of stock option compensation expense due to the adoption of Statement of Financial Accounting Standards No. 123 Revised “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123. SFAS 123(R) requires all share-based payments to employees, including grants of stock options to employees, to be recognized in the financial statements based on their grant date fair values. In 2005 and prior years, we elected the disclosure-only method as an alternative to financial statement recognition. Consequently, there was no similar expense recorded in the 2005 consolidated financial statements. Even with the adoption of SFAS No. 123(R), selling, general and administrative expenses declined as a percentage of sales as we successfully obtained some operating leverage on the higher sales volume. In 2006, we invested significantly in our information technology (IT) systems as we established a formal IT department and made both hardware and software investments.

     Research and development expense in 2006 increased by 5.4% over the previous year as we remained committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms. Increases were primarily the result of increases in engineering headcounts partially offset by an increase in internally capitalized software. During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications. This effort is based around our high-performance systems. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at direct digital manufacturing advances and are not recognized as revenue. During 2006 we offset approximately $1.1 million of R&D expenses with monies received from this customer.

Operating Income

     Operating income and operating income as a percentage of sales for 2006 and 2005, as well as the percentage change in operating income were as follows:

					Year-over-
	2006		2005		Year Change
		% of Sales		% of Sales
Operating income	$15,637	15.1%	$14,157	17.1%	10.5%

     Operating income increased due to the higher overall sales volume. However, operating income declined as a percentage of sales primarily due to the adoption of SFAS No. 123(R) and the decline in revenue from our high gross profit, high-end proprietary systems as compared with solid growth in sales of our 3D printers and distributed products.

Other Income (Expenses)

     Other income (expenses) for 2006 and 2005 and changes in other income (expenses) were as follows:

			Year-over-
	2006	2005	Year Change
Interest income	$1,648	$1,616	2%
Foreign currency transaction losses	(307)	(484)	-37%
Other	(13)	(7)	86%
Total	$1,328	$1,125	18%

     Interest income was relatively flat. We had higher average cash and investment balances throughout the year compared with 2005, but we shifted our investment strategy more toward tax free instruments, which have a lower pre-tax yield but a higher net after-tax return.

     We incurred foreign currency transaction losses because we sell primarily in euros throughout most of Europe. Consequently, we have euro denominated receivables that we mark to the current exchange rate at the end of each month. As the euro fluctuated compared to the US dollar throughout most of 2006, we had written down the carrying value of these receivables to reflect the changes in the exchange rate. Each month we entered into 30-day forward contracts to offset a portion of the impact in exchange rates. In 2006, our hedging strategy was more effective than in 2005 due to better forecasting of euro denominated cash flow. At December 31, 2006 we had approximately €3.5 million net in euro-denominated receivables and a €3.5 million 30-day forward contract.

Income Taxes

     Income taxes and income taxes as a percentage of net income before taxes for 2006 and 2005, as well as the percentage change were as follows:

			Year-over-
	2006	2005	Year Change
Income taxes	$5,800	$4,680	24%
As a percent of income before income taxes	34.2%	30.6%

     The following is a reconciliation of the 2006 effective income tax rate compared with the 2005 rate:

2005 effective income tax rate	30.6%
Discrete items recognized in 2005 not recurring in 2006	2.1
Impact of increased tax-free interest income	(1.2)
Accounting for stock based compensation expenses	1.0
Increase in effective foreign income taxes	0.7
Impact of partial phase-out of extraterritorial income exclusion	0.6
Increase in effective state income taxes, net	0.4
2006 effective incoem tax rate	34.2%

Net Income

     Net income and net income as a percent of sales for 2006 and 2005, as well as the percentage change in net income were as follows:

					Year-over-
	2006		2005		Year Change
		% of Sales		% of Sales
Net income	$11,164	10.8%	$10,603	12.8%	5.3%

     For the reasons cited above, our net income for the twelve months ended December 31, 2006 was at a lower percent of sales than in the year ended December 31, 2005.

Liquidity and Capital Resources

     A summary of our statement of cash flows for the three years ended December 31, 2007 is as follows:

	2007	2006	2005
Net income	$14,324	$11,164	$10,602
Depreciation and amortization	4,974	3,832	3,060
Stock-based compensation	955	1,266	-
Change in working capital and other	916	(3,866)	(5,537)
Net cash provided by operating and other activities	21,169	12,396	8,125
Net cash used in investing activities	(23,841)	(7,603)	(10,297)
Net cash provided by (used in) in financing activities	9,321	(1,704)	(9,329)
Effect of exchange rate changes on cash	260	132	(147)
Net increase (decrease) in cash and equivalents	6,909	3,221	(11,648)
Cash and equivalents, beginning of year	9,303	6,082	17,730
Cash and equivalents, end of year	$16,212	$9,303	$6,082

     The net cash provided by our operating activities over the past three years has amounted to approximately $41.7 million, principally derived from $36.1 million in net income, plus $11.9 million in depreciation and amortization, $2.2 million in stock-based compensation, less $8.5 million attributable to changes in net working capital and other items.

     In 2007, the principal source of cash from our operating activities was our net income, as adjusted to exclude the effects of non-cash charges, and changes in working capital, primarily inventories and accounts receivable. Our net accounts receivable balances increased to $26.3 million in 2007 from $25.0 million in 2006 and were $20.0 million in 2005, principally due to higher sales in the second half of 2007. In addition, we allow 3D Printing resellers extended 180 day terms on demo units. These factors adversely impacted our days sales outstanding (“DSO”). DSO’s were 86 days in 2007 and 88 days in both 2006 and 2005.

     For the years ended December 31, 2007, 2006, and 2005, our inventory balances have amounted to $12.8 million, $9.9 million, and $10.9 million, respectively. The increase in 2007 from 2006 was principally due to a build-up in Dimension systems due to differences in our forecasted mix versus actual demand; inventory to support new product introductions; and increased consumable inventory to support our increasing installed base. We have instituted better inventory management, but recognize that we have opportunities to make considerably more improvement to reduce overall inventory and improve turns. A significant portion of our inventory is dedicated to fulfill our service contract and warranty obligations. As we have introduced new products over the past few years, there are more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory. With the introduction of these new products, older products have been discontinued but certain inventory is still required to fulfill our service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

     Investments in sales-type leases used cash of $1.2 million in 2007, $0.9 million in 2006 and $1.2 million in 2005. In mid-2003 we introduced a leasing program that was principally designed for the Dimension. The program successfully enabled us to offer an attractive leasing solution to approximately 264 accounts. The program includes customers interested in our high-performance systems. We intend to continue to use this leasing program in 2008.

     For the years ended December 31, 2007, 2006, and 2005, increases in accounts payable and other current accrued liabilities provided cash of $5.6 million, $0.7 million and $3.0 million, respectively. These liabilities have grown as our overall business has grown over the years. In 2007, the increase was related to the increases in the timing of payments for inventory purchases and employee compensation.

     Unearned revenue, principally due to maintenance contracts or implied maintenance contracts, provided cash of $1.1 million in 2007, $1.2 million in 2006 and $1.4 million in 2005. This was principally due to the larger number of maintenance contracts and increased implied maintenance contracts due to higher sales and a larger installed base of systems.

     Our investing activities used cash of $23.8 million, $7.6 million, and $10.3 million in the twelve months ended December 31, 2007, 2006 and 2005, respectively. In 2007, purchases of investments, net of proceeds, utilized cash of approximately $10.0 million, whereas our purchases and proceeds netted to zero in 2006. Net investments provided cash of approximately $3.5 million in 2005 as we changed our investment strategy to invest in longer-term municipal bonds and auction rate certificates during 2006 and 2007.

     At December 31, 2007, our investments included:

  approximately $24.9 million in municipal government bonds maturing between January 2008 and November 2010, all of which have ratings of AAA or AA; and

  $18.8 million in tax-free Auction Rate Certificates (ARCs), which re-price approximately every 30 days. All the ARCs had ratings of AAA or AA at December 31, 2007.

     Subsequent to December 31, 2007 we have reduced our investment in ARCs to $7.4 million including a $2.6 million ARC with Jefferson County Alabama Sewer that has had a rating reduction to A.

     Property and equipment acquisitions totaled $10.2 million, $6.1 million, and $9.8 million in 2007, 2006, and 2005, respectively. In the fall of 2005, we purchased a building for approximately $5.1 million in order to accommodate our growth needs over the next several years. Many of the capital expenditures in 2007 included renovating the building to fit our needs. Most of the remaining capital expenditures in 2007 were for equipment required by the fastest growing components of our business, including 3D printers, consumable manufacturing, and Paid Parts service as well as our IT infrastructure. In March 2004, due to the anticipated growth requirements for consumable manufacturing and Paid Parts service, we purchased a 40,000 sq. ft. building near our current manufacturing facility for approximately $1.2 million, and subsequently spent approximately $0.5 million for building improvements. Over the three-year period ended December 31, 2007, our other principal capital expenditures were for manufacturing or engineering development equipment, tooling, and leasehold improvements, and for the acquisition of computer systems and software applications. Payments for intangible assets, including patents and capitalized software, amounted to $3.7 million, $1.5 million and $4.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

     Proceeds from the exercise of 720,894 stock options provided $8.5 million in 2007 and an excess tax benefit of approximately $0.8 million. Our 2006 financing activity included the repurchase of 257,000 shares of common stock for approximately $3.1 million representing an average price of $12.11 per share. The 2006 financing activity also includes $1.4 million in proceeds from the exercise of 315,350 stock options. Proceeds from the exercise of 150,740 stock options provided cash of $0.3 million in 2005.

     For 2008, we expect to use our cash as follows;

  for improvements to our facilities;

  for the continuation of our leasing program;

  for working capital purposes;

  for information systems (“I/S”) and infrastructure enhancements;

  for new product and materials development;

  for sustaining engineering;

  for the acquisition of equipment, including production equipment, tooling, and computers;

  for the purchase or development of intangible assets, including patents;

  for increased selling and marketing activities, especially as they relate to the continued market and channel development;

  for acquisitions and/or strategic alliances; and

  for our common stock buyback program.

     While we believe that the primary source of liquidity during 2008 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base. To date, we have not borrowed against this credit facility.

     At December 31, 2007, large receivable balances were concentrated with certain international distributors and North American resellers, and some of these balances exceed our payment terms. Default by one or more of these distributors or customers could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

     Our total current assets amounted to $89.0 million at December 31, 2007, the majority of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to $24.9 million. We have no debt. We estimate that we will spend between approximately $9 and $12 million in 2008 for property and equipment. We also estimate that as of December 31, 2007, we estimate that material commitments for inventory purchases from selected vendors for the ensuing twelve-month period ending December 31, 2008, amounted to approximately $10.3 million. In addition, we have future commitments for leased facilities. We intend to finance these purchases from existing cash or from cash flows from operations. The future contractual cash obligations related to the commitments are as follows:

Year ending December 31,	Facilities	Inventory	Total
2008	$244,000	$10,300,000	$10,544,000
2009	204,000		204,000
2010	152,000		152,000
2011	46,000		46,000
2012	-		-
	$646,000	$10,300,000	$10,946,000

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

     We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the year ended December 31, 2007, the loss from foreign currency transactions amounted to approximately $.5 million, whereas in the comparable 2006 period we reported losses from foreign currency transactions of approximately $.3 million. In the year ended December 31, 2007, we hedged between €2.7 and €4.0 million of our accounts receivable that were denominated in euros. The hedge resulted in a currency exchange loss of approximately $.5 million for this period. We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2008, and will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risk, but there can be no assurance that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

Revenue Recognition

     We recognize revenue, consistent with SAB 104 and EITF 00-21, when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectibility is reasonably assured. Our standard terms are FOB shipping point, and as such most of our revenue from system sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance. In these instances, revenues would be recognized only upon satisfying the conditions established by the customer in its purchase order to us. Revenue from sales-type leases of our FDM systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases of our Dimension systems is recognized at time of shipment, since either the customer or the reseller performs the installation. We recognize revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the fair value of the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. This has had the effect of deferring, as of December 31, 2007, approximately $2.3 million of revenue that will be recognized in future periods.

     We assess collectibility as part of the revenue recognition process. We evaluate a number of factors to assess collectibility, including an evaluation of the credit worthiness of the customer, past payment history, and current economic conditions. If it is determined that collectibility cannot be reasonably assured, we would decline shipment, request a down payment, or defer recognition of revenue until ultimate collectibility is more determinable. We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. We have little history as to potential returns under our lease programs. We will monitor our lease sales in the future, and if necessary will record a provision for returns on leased systems. As of December 31, 2007 and 2006 our allowance for returns was $0.2 million.

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

     We adopted SFAS No. 123(R), effective January 1, 2006. On that date, we elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore did not restate our financial results for prior periods. Under this transition method, we apply the provisions of SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we recognize compensation costs over the remaining applicable service period for the portion of awards that were outstanding as of January 1, 2006 but for which the requisite service had not yet been rendered.

     Based on stock options that vested since adoption of SFAS No. 123(R), we recorded approximately $955,000 and $1.3 million of additional compensation expense for the years ended December 31, 2007 and December 31, 2006, respectively.

     Prior to January 1, 2006 we followed SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed.

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

     Certain of our international distributors have carried large balances that have become overdue. Most of these distributors have continued to pay down their balances and are still considered performing. A default by one or more of these distributors could have a material effect, ranging from $.2 million to $1.0 million, on our reported operating results in the period affected. As of December 31, 2007 and 2006, our allowance for doubtful accounts amounted to $ 1.2 and $1.3 million, respectively. The decrease in the reserve was primarily due to the write-off of a $.6 million receivable in 2007 from a Italian distributor that filed for bankruptcy.

Inventories

     Our inventories are recorded at the lower of cost or market, with cost based on a first-in, first-out basis. We periodically assess this inventory for obsolescence and potential excess by reducing the difference between our cost and the estimated market value of the inventory based on assumptions about future demand and historical sales patterns. Our inventories consist of materials and products that are subject to technological obsolescence and competitive market conditions. If market conditions or future demand are less favorable than our current expectations, additional inventory write downs or reserves may be required, which could have an adverse effect on our reported results in the period the adjustments are made. Additionally, engineering or field change orders (“ECO” and “FCO”, respectively) introduced by our engineering group could suddenly create extensive obsolete and/or excess inventory. Although our engineering group considers the estimated effect that an ECO or FCO would have on our inventories, a mandated ECO or FCO could have an immediate adverse affect on our reported financial condition if it they required the use of different materials in either new production or our service inventory.

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

     Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We reevaluate these tax positions quarterly and make adjustments as required.

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

Recently Issued Accounting Pronouncements

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The adoption of SFAS No. 154 had no impact on the consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 1) establishes a single definition of fair value and a framework for measuring fair value; 2) sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements; and 3) requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is to be applied prospectively.

     In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We are currently evaluating the impact of this standard, but do not expect SFAS No. 157 to have a material impact on our consolidated statements.

     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard, but do not expect SFAS No. 159 to have a material impact on the consolidated statements.

     In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are evaluating the impact of this standard and will evaluate its impact on any acquisitions that would occur after the effective date.

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

     These forward-looking statements include the expected increases in net sales of RP, DDM, and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP, DDM and 3D printing markets, and our ability to penetrate, compete in, and successfully sell our products in these markets. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors” above. These forward-looking statements are based on assumptions, among others, that we will be able to:

  continue to introduce new high-performance and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

  successfully develop the 3D printing market with our Dimension BST, Dimension SST and Dimension Elite systems, and that the market will accept these systems;

  successfully develop the DDM market with our FDM 200mc 360mc, 400mc and 900mc, and that the market will accept these systems;

  maintain our revenues and gross margins on our present products;

  control our operating expenses;

  expand our manufacturing capabilities to meet the expected demand generated by our Dimension BST, Dimension SST and Dimension Elite systems, our consumable products and our Paid Parts service;

  successfully commercialize new materials and gain market acceptance for these new materials; and

  recruit, retain, and develop employees with the necessary skills to produce, create, commercialize, market, and sell our products.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk; however, given the volatility in the auction rate certificates interest rates, interest rate fluctuations may impact the carrying value of the underlying investments. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in Auction Rate Certificates municipal government bonds, and certificates of deposit that bear interest at rates of 2.5% to 6.0%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our income before taxes by less than $0.3 million for the continued maintenance of our European facility. Throughout 2007 we hedged between €2.7 million and €4.0 million of our accounts receivable balances that were denominated in euros. A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease income before taxes by between $.9 million and $1.4 million.

Item 8. Financial Statements and Supplementary Data.

     This information appears following Item 15 of this report and is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On June 8, 2007, the Audit Committee of our Board of Directors dismissed Rothstein, Kass & Company, P.C. (“Rothstein Kass”) as our independent registered public accounting firm. On June 12, 2007, the Audit Committee appointed Grant Thornton, LLP as our new independent registered public accounting firm.

     In connection with the audits of our consolidated financial statements for each of the two fiscal years ended December 31, 2006 and 2005, and in the subsequent interim period ended June 8, 2007, there were no disagreements between us and Rothstein Kass on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rothstein Kass, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such year.

     During the two fiscal years ended December 31, 2006 and 2005, and in the subsequent interim period ended June 8, 2007, there were no “reportable events” as defined in Section 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an effective system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management has prepared an annual report on internal control over financial reporting. Management’s report is included in this Annual Report on Form 10-K on page F-1. In addition, Grant Thornton, LLP, our independent registered public accounting firm, has prepared its report on the effectiveness of our internal control over financial reporting and such report is included on pages F-4 to F-5 of the consolidated financial statements.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 8, 2008.

Item 11. Executive Compensation.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 8, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 8, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 8, 2008.

Item 14. Principal Accountant Fees and Services.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 8, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents

1. Financial Statements --

	Management’s Report on Internal Control Over Financial Reporting	F-3

	Reports of Independent Registered Public Accounting Firms	F-4 to F-6

	Consolidated Balance Sheets December 31, 2007 and 2006	F-7
	Consolidated Statements of Operations Years Ended December 31, 2007, 2006 and 2005	F-8
	Consolidated Statements of Changes in Stockholders’ Equity Years Ended December 31, 2007, 2006 and 2005	F-9
	Consolidated Statements of Cash Flows Years Ended December 31, 2007, 2006 and 2005	F-10
	Notes to Consolidated Financial Statements	F-11 to F-29

2. Financial Statement Schedule --

	Schedule II-- Valuation and Qualifying Accounts and Reserves	F-30

STRATASYS, INC. AND SUBSIDIARIES

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRMS

DECEMBER 31, 2007 AND 2006

STRATASYS, INC. AND SUBSIDIARIES

CONTENTS

Management’s Report on Internal Controls over Financial Reporting	F-3

Reports of Independent Registered Public Accounting Firms	F-4-F-6

Consolidated Financial Statements

Balance Sheets	F-7

Statements of Operations	F-8

Statements of Changes in Stockholders' Equity	F-9

Statements of Cash Flows	F-10

Notes to Financial Statements	F-11-F-29

Schedule II - Valuation and Qualifying Accounts and Reserves	F-30

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

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2007 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the specified criteria.

/s/ S. SCOTT CRUMP
S. Scott Crump
Chief Executive Officer

/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer

Date: March 14, 2008

STRATASYS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stratasys, Inc.

     We have audited the accompanying consolidated balance sheet of Stratasys, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratasys, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stratasys, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
March 13, 2008

STRATASYS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stratasys, Inc.

     We have audited Stratasys, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, Stratasys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
March 13, 2008

STRATASYS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stratasys, Inc.

We have audited the accompanying consolidated balance sheets of Stratasys, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ROTHSTEIN, KASS & COMPANY, P.C.
Roseland, New Jersey
January 31, 2007

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

December 31,	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$16,211,771	$9,302,845
Short-term investments	27,257,592	24,574,332
Accounts receivable, less allowance for returns and
doubtful accounts of $1,205,621 and $1,265,837
in 2007 and 2006, respectively	26,307,053	25,035,665
Inventories	12,771,235	9,925,217
Net investment in sales-type leases	3,256,953	2,858,054
Prepaid expenses	2,507,316	3,368,586
Deferred income taxes	711,000	459,000
Total current assets	89,022,920	75,523,699
Property and equipment, net	26,577,362	20,412,719
Other assets
Intangible assets, net	8,063,319	5,663,141
Net investment in sales-type leases	4,101,682	3,271,015
Deferred income taxes	719,000	915,000
Long-term investments	17,965,489	10,747,689
Other	2,307,250	1,470,982
Total other assets	33,156,740	22,067,827
Total assets	$148,757,022	$118,004,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and other current liabilities	$13,959,022	$10,335,607
Unearned revenues	10,964,471	9,876,719
Total current liabilities	24,923,493	20,212,326
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
issued 25,610,654 shares and 24,889,760
shares in 2007 and 2006, respectively	256,108	248,898
Capital in excess of par value	87,023,541	75,602,267
Retained earnings	56,284,182	41,960,124
Accumulated other comprehensive loss	172,073	(116,995)
Less cost of treasury stock, 4,600,056 shares in 2007 and 2006	(19,902,375)	(19,902,375)
Total stockholders' equity	123,833,529	97,791,919
Total liabilities and stockholders' equity	$148,757,022	$118,004,245

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

Years Ended December 31,	2007	2006	2005
Net sales
Products	$89,280,009	$83,449,388	$66,178,670
Services	22,962,572	20,359,463	16,665,634
	112,242,581	103,808,851	82,844,304

Cost of sales
Products	40,540,564	41,953,162	30,125,996
Services	11,993,906	10,414,305	8,963,516
	52,534,470	52,367,467	39,089,512

Gross profit	59,708,111	51,441,384	43,754,792

Operating expenses
Research and development	7,465,334	6,699,373	6,353,877
Selling, general and administrative	33,769,880	29,105,342	23,243,455
	41,235,214	35,804,715	29,597,332

Operating income	18,472,897	15,636,669	14,157,460

Other income (expense)
Interest income, net	2,316,001	1,648,035	1,616,851
Foreign currency transaction losses, net	(503,309)	(307,314)	(484,352)
Other	76,468	(13,211)	(7,062)
	1,889,160	1,327,510	1,125,437

Income before income taxes	20,362,057	16,964,179	15,282,897
Income taxes	6,037,999	5,800,000	4,680,000

Net income	$14,324,058	$11,164,179	$10,602,897

Net income per common share
Basic	$0.69	$0.55	$0.50
Diluted	0.66	0.54	0.49

Weighted average commons shares outstanding
Basic	20,771,656	20,240,012	21,055,614
Diluted	21,565,618	20,723,166	21,489,166

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stratasys, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

Years Ended December 31, 2007, 2006, and 2005
					Accumulated
					Other
			Capital in		Comprehensive		Total
	Common Stock		Excess of	Retained	Income	Treasury	Stockholders'	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss)	Stock	Equity	Income
Balances, January 1, 2005	24,423,670	$244,237	$71,639,981	$20,193,048	$5,910	$(7,196,141)	$84,887,035
Exercise of stock options and warrants	150,740	1,507	264,700				266,207
Income tax reductions relating to exercise of stock options			438,399				438,399
Purchase of 803,006 shares of treasury stock						(9,594,954)	(9,594,954)
Net income				10,602,897			10,602,897	$10,602,897
Other comprehensive loss, foreign currency translation adjustment					(330,509)		(330,509)	(330,509)
Total comprehensive income								$10,272,388
Balances, December 31, 2005	24,574,410	245,744	72,343,080	30,795,945	(324,599)	(16,791,095)	86,269,075

Exercise of stock options and warrants	315,350	3,154	1,404,020				1,407,174
Income tax reductions relating to exercise of stock options			589,611				589,611
Purchase of 257,000 shares of treasury stock						(3,111,280)	(3,111,280)
Stock based compensation			1,265,556				1,265,556
Net income				11,164,179			11,164,179	$11,164,179
Other comprehensive income, foreign currency translation adjustment					207,604		207,604	207,604
Total comprehensive income								$11,371,783
Balances, December 31, 2006	24,889,760	248,898	75,602,267	41,960,124	(116,995)	(19,902,375)	97,791,919

Exercise of stock options and warrants	720,894	7,210	8,501,055				8,508,265
Income tax reductions relating to exercise of stock options			1,965,436				1,965,436
Stock based compensation			954,783				954,783
Net income				14,324,058			14,324,058	$14,324,058
Other comprehensive income, foreign currency translation adjustment					289,068		289,068	289,068
Total comprehensive income								$14,613,126
Balances, December 31, 2007	25,610,654	$256,108	$87,023,541	$56,284,182	$172,073	$(19,902,375)	$123,833,529

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

Years Ended December 31,	2007	2006	2005
Cash flows from operating activities
Net income	$14,324,058	$11,164,179	$10,602,897
Adjustments to reconcile net income to net cash provided
by operating activities:
Deferred income taxes	(56,000)	204,611	258,399
Depreciation	3,608,601	2,783,089	2,274,551
Amortization	1,365,735	1,049,145	785,239
Stock based compensation	954,783	1,265,556	-
Loss on disposal of property and equipment	7,379	55,860	43,081
Loss on write-off of intangible assets	-	-	45,847
Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	(1,271,388)	(4,859,210)	(5,396,948)
Inventories	(2,423,068)	1,013,897	(3,426,039)
Net investment in sales-type leases	(1,229,566)	(949,526)	(1,161,214)
Prepaid expenses	861,270	(1,068,264)	(546,975)
Other assets	(836,268)	(166,337)	269,495
Accounts payable and other current liabilities	5,588,851	740,037	2,960,595
Unearned revenues	1,087,752	1,162,943	1,415,841
Excess tax benefit from stock options	(812,766)	-	-
Net cash provided by operating activities	21,169,373	12,395,980	8,124,769
Cash flows from investing activities
Proceeds from sale of investments	14,475,022	7,636,567	34,096,417
Proceeds from sale of property and equipment	63,630	-	0
Purchases of investments	(24,459,978)	(7,637,455)	(30,577,550)
Acquisition of property and equipment	(10,237,990)	(6,063,741)	(9,756,217)
Acquisition of intangible and other assets	(3,682,017)	(1,537,875)	(4,059,698)
Net cash used in investing activities	(23,841,333)	(7,602,504)	(10,297,048)
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	8,508,265	1,407,174	266,207
Excess tax benefit from stock options	812,766	-	-
Purchase of treasury stock	-	(3,111,280)	(9,594,954)
Net cash provided by (used in) financing activities	9,321,031	(1,704,106)	(9,328,747)

Effect of exchange rate changes on cash	259,855	131,859	(147,203)
Net increase (decrease) in cash and cash equivalents	6,908,926	3,221,229	(11,648,229)
Cash and cash equivalents, beginning of year	9,302,845	6,081,616	17,729,845
Cash and cash equivalents, end of year	$16,211,771	$9,302,845	$6,081,616

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$3,011,834	$5,283,313	$2,754,721
Transfer of fixed assets to inventory	422,950	135,446	148,901

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and summary of significant accounting policies

Nature of Operations

Stratasys, Inc. and Subsidiaries (collectively the "Company") develops, manufactures, distributes and markets a family of rapid prototyping (“RP”), three-dimensional (“3D”) printing and direct digital manufacturing (“DDM”) systems that permit engineers and designers to create physical models and prototypes, made of various materials, utilizing three dimensional Computer Aided Design ("3D CAD") files at a CAD workstation. The Company sells these systems and the related consumable materials and maintenance worldwide. In addition, the Company offers both existing and potential customers the ability to purchase prototypes and parts that it makes for them from CAD files that they provide to the Company.

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

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less when acquired to be cash equivalents. At December 31, 2007 and 2006, cash equivalents consisted of money market accounts aggregating approximately $13,855,820 and $7,948,806, respectively. As of December 31, 2007 and 2006, and at various times during those years, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

Short-term and Long-term Investments

Short-term and long-term investments consist of Auction Rate Certificates (“ARC”), tax-free government bonds, certificates of deposit and municipal notes, with maturities ranging from January 2008 through February 2042 at December 31, 2007 and from January 2007 through October 2025 at December 31, 2006. At December 31, 2007, our investments included:

  approximately $24.9 million in municipal government bonds maturing between January 2008 and November 2010, all of which have ratings of AAA or AA; and

  $18.8 million in tax-free Auction Rate Certificates (ARCs), which re-price approximately every 30 days. All the ARCs had ratings of AAA or AA at December 31, 2007.

Subsequent to December 31, 2007 we have reduced our investment in ARCs to $7.4 million including a $2.6 million ARC with Jefferson County Alabama Sewer that has had a rating reduction to A.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated on the first-in, first-out method, at the lower of cost or market. Inventory costs consist of material, direct labor and overhead. The Company periodically assesses inventory for obsolescence and excess by reducing the carrying amount by an amount equal to the difference between its cost and the estimated market value based on assumptions about future demand and historical sales patterns.

Impairment of Long-Lived Assets

The Company adheres to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and annually assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets, at year-end. An impairment loss would be recognized if expected undiscounted future cash flows are less than the carrying amount of the asset. This loss would be determined by calculating the difference by which the carrying amount of the asset exceeds its fair value. Based on the Company’s assessment as of December 31, 2007, no long-lived assets were determined to be impaired.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from 2 to 30 years. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Intangible Assets

Intangible assets are capitalized and amortized over their estimated useful or economic lives using the straight-line method in conformity with SFAS No. 142, “Goodwill and Other Intangible Assets,” as follows:

RP technology	11 years
Capitalized software development costs	3 years
Patents	10 years
Trademarks	5 years

The costs of software development, including significant product enhancements, incurred subsequent to establishing technological feasibility have been capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Costs incurred prior to establishment of technological feasibility are charged to research and development expense. In the 2006 financial statement, Goodwill had been included in the 2006 balance sheet as other assets. Goodwill and is now classified as intangible assets in the 2007 presentation. See Footnote 16 for a reconciliation of the amounts as previously reported to the amounts reported in the current financial statements.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unearned Revenues

The Company services and supports customers by providing warranties and selling maintenance agreements for its products. Unearned revenues comprise purchased maintenance agreements, covering future periods, and deferred implied maintenance, as discussed in the Warranty Policy and Methodology section. Implied maintenance is recognized as earned maintenance revenue in equal installments over the extended nine-month warranty period (months 4 through 12). The purchased maintenance is deferred in whole and amortized over the period of coverage ranging from one to two years.

Revenue Recognition

The Company derives revenue from sales of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, consumables, and services. The Company recognizes revenue when (1) persuasive evidence of a final agreement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. The Company’s standard terms are FOB shipping point, and as such most of the revenue from the sale of RP machines and consumables is recognized when shipped. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance. In these instances, revenues would be recognized only upon satisfying the conditions established by the customer as contained in its purchase order to the Company. Revenue from sales-type leases for the Company’s FDM systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases for the Company’s Dimension systems is recognized at the time of shipment, since either the customer or the reseller performs the installation. The Company recognizes revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period.

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

The Company assesses collectibility as part of the revenue recognition process. The Company also evaluates a number of factors to assess collectibility, including an evaluation of the creditworthiness of the customer, past payment history, and current economic conditions. If it is determined that collectibility cannot be reasonably assured, the Company will decline shipment, request a down payment, or defer recognition of revenue until ultimate collectibility is more determinable.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also records a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of the Company’s customers. If past trends were to change, the Company would potentially have to increase or decrease the amount of the provision for these returns. As of December 31, 2007, the allowance for returns was approximately $191,000 as compared with approximately $169,000 as of December 31, 2006.

Derivative Financial Instruments

The Company uses derivatives primarily to hedge its exposure to changes in foreign currency exchange rates between the US dollar and the Euro. The Company is exposed to fluctuations in foreign currency cash flows related primarily to third party purchases. Forward contracts of generally one-month duration are used to hedge some of these risks and any ineffectiveness is recognized in earnings in the period deemed ineffective. At December 31, 2007 and 2006, the Company had forward contracts (in Euros) of €3.3 million and €3.5 million, respectively.

Advertising

Advertising costs are charged to operations as incurred and were approximately $3,543,000, $2,740,000, and $3,396,000, for 2007, 2006 and 2005, respectively.

Research and Development Costs

The Company complies with SFAS No. 2, “Accounting for Research and Development Costs.” Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred.

Income Taxes

The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We reevaluate these tax positions quarterly and make adjustments as required.

Earnings Per Share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented. Basic income per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of common shares used to compute basic income per common share and diluted income per common share relates to additional common shares to be issued upon the assumed exercise of stock options and warrants, net of common shares hypothetically repurchased at the average market price with the proceeds of exercise. The additional common shares amounted to 793,962 in 2007, 483,154 in 2006 and 433,552 in 2005.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted SFAS No. 123(R), effective January 1, 2006. On that date, the Company’s managment elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore did not restate the financial results for prior periods. Under this transition method, the provisions of SFAS No. 123R were applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation costs were recognized over the remaining applicable service period for the portion of awards that were outstanding as of January 1, 2006 but for which the requisite service had not yet been rendered.

Based on stock options that vested since adoption of SFAS No. 123(R), the Company recorded approximately $955,000 and $1.3 million of additional compensation expense for the years ended December 31, 2007 and December 31, 2006, respectively.

Prior to January 1, 2006 the Company followed SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for the Company's five stock option plans been determined based on the fair value at the grant or issue date prior to January 1, 2006 and consistent with the provisions of SFAS No. 123(R), the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

2005
Net income, as reported	$10,602,897
Deduct: Total stock-based
compensation expense determined
under the fair value method for all
awards, net of related tax effect	(6,858,000)
Net income, pro forma	$3,744,897

Income per share:
Basic income per share - as reported	$0.50
Diluted income per share - as reported	$0.49
Basic income per share - pro forma	$0.18
Diluted income per share - pro forma	$0.17

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

Comprehensive Income

The Company complies with SFAS No. 130, "Reporting Comprehensive Income" which establishes rules for the reporting and display of comprehensive income (loss) and its components. The Company reports the financial impact of translating its foreign subsidiaries’ financial statements from local currency to reporting currency as a component of comprehensive income (loss).

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The adoption of SFAS No. 154 had no impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 1) establishes a single definition of fair value and a framework for measuring fair value, 2) sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements; and 3) requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is to be applied prospectively.

In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impact of this standard, but does not expect SFAS No. 157 to have a material impact on the consolidated statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard, but does not expect SFAS No. 159 to have a material impact on the consolidated statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of this standard and will evaluate its impact on any acquisitions that would occur after the effective date.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 balance sheets, income statements and statements of cash flows to conform to the current presentation. A reconciliation between the current presentation and the presentation provided in the prior years’ annual reports is provided in Note 16. These reclassifications had no effect on total assets, operating income, net income, net income per common share - basic, and net income per common share - diluted.

2. Inventories

Inventories consist of the following at December 31:

	2007	2006
Finished goods	$6,060,801	$5,022,552
Raw materials	6,710,434	4,902,665
	$12,771,235	$9,925,217

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Net investment in sales-type leases

The Company leases certain of its systems under agreements accounted for as sales-type leases. Included in revenues for the years ended December 31, 2007, 2006 and 2005 are approximately $2,293,000, $1,543,000 and $1,546,000, respectively, of revenues related to sales-type leases. These non-cancelable leases expire over the next two to four years.

The following lists the components of the net investment in sales-type leases as of December 31, 2007 and 2006:

	2007	2006
Net minimum lease payments receivable	$8,042,435	$6,559,165
Less unearned interest income	(683,800)	(430,096)
Net investment in sales-type leases	$7,358,635	$6,129,069

Sales-type leases consist of:
Net investment in sales-type leases - short-term	$3,256,953	$2,858,054
Net investment in sales-type leases - long-term	4,101,682	3,271,015
Net investment in sales-type leases, as above	$7,358,635	$6,129,069

Future minimum lease payments due from customers under sales-type leases as of December 31, 2007 are as follows:

Year ending December 31,
2008	$3,549,835
2009	2,549,168
2010	1,420,917
2011	522,515
$8,042,435

The interest income for sales-type leases amounted to approximately $329,000, $251,000, and $152,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and equipment

Property and equipment consists of the following at December 31:

	2007	2006
Machinery and equipment	$19,573,763	$15,962,275
Building and improvements	10,301,107	7,634,207
Land and improvements	2,989,069	2,989,069
Computer equipment and software	8,915,635	6,849,491
Office equipment	2,385,988	1,542,640
Leasehold improvements	2,065,197	2,047,873
	46,230,759	37,025,555

Accumulated depreciation and amortization	19,653,397	16,612,836
	$26,577,362	$20,412,719

5. Intangible assets

Intangible assets consist of the following at December 31:

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
RP technology	$5,518,732	$3,090,116	$4,118,732	$2,901,401
Capitalized software development costs	8,896,977	5,293,176	6,931,879	4,495,847
Patents	2,654,848	1,590,768	2,421,172	1,348,695
Trademarks	268,793	180,804	275,067	131,984
	17,339,350	$10,154,864	13,746,850	$8,877,927
Accumulated amortization	10,154,864		8,877,927
Net book value of amortizable intangible assets	7,184,486		4,868,923
Goodwill	878,833		794,218
Net book value intangible assets	$8,063,319		$5,663,141

For the years ended December 31, 2007, 2006 and 2005, amortization of intangible assets charged to operations was approximately $1,282,000, $1,049,000 and $785,000, respectively. The change in Goodwill between 2007 and 2006 is due to a translation adjustment.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense, for all intangible assets, for the five years subsequent to December 31, 2007 is approximately as follows:

Year ending December 31,
2008	$1,882,000
2009	1,612,000
2010	1,253,000
2011	641,000
2012	396,000

6. Line of credit

The Company has an available line of credit from a financial institution for the lesser of $4,000,000 or a defined borrowing base. The credit line bears interest at defined rates based upon two different indexes and expires in July 2009. No amounts were outstanding at December 31, 2007 and 2006.

7. Accounts payable and other current liabilities

Accounts payable and other current liabilities consist of the following at December 31:

	2007	2006
Trade	$6,385,861	$4,250,556
Compensation, commissions
and related benefits	4,108,295	3,331,503
Reserve for warranty expenses	270,858	276,979
Income taxes	982,166	1,073,422
Other	2,211,842	1,403,147
	$13,959,022	$10,335,607

8. Unearned revenues

Unearned revenues consist of the following at December 31:

	2007	2006
Maintenance contracts	$7,838,840	$6,848,702
Implied maintenance contracts	2,329,930	2,260,442
Other	795,701	767,575
	$10,964,471	$9,876,719

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income taxes

The components of the Company's deferred tax assets (liabilities) at December 31, 2007 and 2006 are as follows:

	2007	2006
Current deferred tax assets:
Allowance for doubtful accounts	$371,000	$350,000
State research and development
credit carryforward	224,000	-
Reserve for warranty expenses	102,000	104,000
Reserve for sales returns, net	72,000	63,000
Current deferred tax asset	769,000	517,000
Current deferred tax liabilities:
Unrealized gain on foreign currency	(58,000)	(58,000)
Net current deferred tax asset	$711,000	$459,000

Long-term deferred tax assets:
Inventory reserves	$463,000	$466,000
Stock compensation expense	374,000	294,000
Deferred maintenance revenue	310,000	301,000
Amortization	235,000	251,000
Long-term deferred tax asset	1,382,000	1,312,000
Long-term deferred tax liabilities:
Depreciation	(663,000)	(397,000)
Net long-term deferred tax asset	$719,000	$915,000

Income before income taxes for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
United States	$19,915,765	$16,647,884	$14,929,335
Foreign	446,291	316,295	353,562
	$20,362,056	$16,964,179	$15,282,897

The components of income tax expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Current
Federal	$6,547,184	$4,645,186	$3,747,815
State	(718,749)	779,814	560,185
Foreign	153,564	170,389	113,246
	5,981,999	5,595,389	4,421,246

Deferred
Federal	(157,000)	242,611	331,754
State	213,000	(38,000)	(73,000)
	56,000	204,611	258,754
Total Income taxes	$6,037,999	$5,800,000	$4,680,000

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2007, 2006, and 2005, approximately $1,965,000, $590,000, and $439,000, respectively, was added to additional paid-in capital in accordance with FASB No. 109 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	34.0%
State income taxes, net of
federal benefit	1.9	2.8	2.4
Tax contingencies	2.2	-	(2.1)
Prior year amendments for state
research and development credits	(3.7)	-	-
Tax exempt interest income	(3.2)	(2.3)	(1.1)
Stock compensation expense	0.7	1.0	-
Export tax benefits	-	(1.0)	(1.3)
Manufacturing deduction	(1.8)	(0.7)	(0.5)
Federal of research and
development tax credit	(1.8)	(0.8)	(1.0)
Earnings of subsidiaries taxed
at other than U.S. statutory rate	-	0.3	-
Other	0.3	(0.1)	0.2
Effective income tax rate	29.6%	34.2%	30.6%

We are subject to income taxes in the U.S., various states and certain foreign jurisdictions. We may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2007. The expiration of the statute of limitations related to the various state and foreign income tax returns that the Company files, varies by state and foreign jurisdiction.

At December 31, 2007 the Company had Minnesota tax credit carryforwards of approximately $344,000. The Company expects to utilize its state research and development tax credit carryforwards that would otherwise expire from 2018 through 2022.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

Our Federal income tax returns are closed for all tax years up to and including 2003. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2007 we had unrecognized tax benefits of $1,021,000. If recognized, these benefits would favorably impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$563,187
Additions for tax positions related to the current year	458,406
Balance as of December 31, 2007	$1,021,593

The increase in tax liabilities is primarily due to potential U.S. Federal and state adjustments taken in the Company’s 2007 income tax provision. Included in the ending liability for unrecognized tax benefits is an estimate for interest and penalties totaling $52,000. Our policy is to include interest and penalties related to our tax contingencies in income tax expense.

10. Commitments

The Company rents certain of its facilities under non-cancellable operating leases, which expire through 2011.

Aggregate future minimum annual rental payments in the years subsequent to December 31, 2007 are approximately as follows:

Year ending December 31,
2008	$244,000
2009	204,000
2010	152,000
2011	46,000

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $894,000, $739,000 and $664,000, respectively.

11. Common stock

In August 2007, the Company effected a two-for-one stock split of the Company’s common stock in the form of a common stock dividend. Prior year share and per-share information has been retroactively adjusted to reflect the stock split.

The Company has a common stock repurchase program and repurchased 128,500 and 401,503 shares of common stock during the years ended December 31, 2006 and 2005, respectively. There were no common stock repurchases during the year ended December 31, 2007. As of December 31, 2007, the Company was authorized to repurchase approximately $8.0 million of additional common stock. In February 2008, the Company announced an increase in its stock repurchase authorization to $30 million, which superseded all prior repurchase authorizations.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock options and warrants

The Company has various stock option plans that have been approved by stockholders. Prior to the Company’s two-for-one stock split, the plans provided for the granting of options to purchase up to 3,825,000 shares of the Company’s common stock to qualified employees of the Company, independent contractors, consultants, and other persons. Of those 3,825,000 options available for grant, 3,564,417 options had been granted prior to the two-for-one stock split, leaving 260,583 options prior to the split available to be granted by the Company and 521,166 options available after the split. In 2007, after the stock split, the Company granted options to purchase 260,000 shares while options to purchase 42,900 shares either expired or were forfeited, leaving 304,066 shares available for grant as of December 31, 2007. Options principally vest immediately or ratably over five years and are exercisable over a period ranging from five to six years. The information presented below has been adjusted to reflect the two-for-one stock split.

					Weighted
	Number				Average
	of Options	Per Share			Exercise
	Outstanding	Exercise Price			Price
Shares under option
at January 1, 2005	1,623,680	$0.92	- $	18.20	$9.60
Granted in 2005	1,246,000	12.49	-	14.48	13.50
Exercised in 2005	(150,740)	1.00	-	12.99	1.78
Expired in 2005	(81,750)	1.00	-	6.14	2.19
Forfeited in 2005	(16,018)	1.02	-	18.20	11.77
Shares under option
at December 31, 2005	2,621,172	0.92	-	18.20	9.60
Exercised in 2006	(315,350)	1.02	-	14.48	4.46
Shares under option
at December 31, 2006	2,305,822	0.92	-	17.92	13.01
Granted in 2007	260,000	20.75	-	26.15	23.11
Exercised in 2007	(720,894)	1.02	-	14.66	11.81
Expired in 2007	(15,900)	1.00	-	2.83	1.84
Forfeited in 2007	(27,000)	1.02	-	14.43	13.16
Shares under option
at December 31, 2007	1,802,028	$0.92	- $	17.92	$15.02

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options exercisable at December 31, 2007:

					Weighted
	Number				Average
	of	Per Share			Option
	Shares	Option Price			Price
Options exercisable at
December 31, 2007	1,411,978	$1.67	-	$17.92	$14.34

Options exercisable at
December 31, 2006	2,060,340	$0.92	-	$17.92	$13.07

Options exercisable at
December 31, 2005	2,158,200	$0.92	-	$17.92	$12.29

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2007	Life	Price	2007	Price
$1.67-8.62	10,800	0.9 years	$2.91	8,400	$2.27
10.92-13.40	451,500	3.4 years	12.51	405,000	12.56
14.17-17.92	1,079,728	2.4 years	14.24	998,578	14.44
20.75-26.15	260,000	5.9 years	23.11	-	-
	1,802,028		$15.02	1,411,978	$13.82

Aggregate
intrinsic value	$15,203,228			$11,908,657

The weighted average life remaining on vested options is 2.8 years. The weighted average grant date fair value based on the Black-Scholes models for options granted in 2007 was $9.60. The Company issues new shares of common upon exercise of stock options. The total intrinsic value of options exercised was approximately $5.8 million in 2007, $1.6 million in 2006 and $1.2 million in 2005.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2007 and 2005. There were no options granted in 2006. The following assumptions were applied in determining the pro forma compensation cost:

	2007	2006	2005
Risk-free interest rate	3.3%	n/a	2.6% - 4.0%
Expected option term	4.5 years	n/a	5-6 years
Expected price volitility	47%	n/a	45% & 68%
Dividend yield	-	n/a	-

The Company, as part of sales of common stock and other agreements, has issued warrants to purchase the Company’s common stock. As of December 31, 2007, the Company had 450,000 shares under warrants with a price that ranges from $11.56 to $13.82 and an average price of $12.24. There were no warrants issued or exercised in 2007, 2006 and 2005. The amount of shares under warrants have been adjusted for the two-for-one stock split in August 2007.

As of December 31. 2007, there were approximately $3.2 million of total unrecognized compensation expense related to unvested share-based compensation granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 3.7 years. The fair value of options shares vested during the year 2007 was approximately $806,000

13. Litigation

The Company is a party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

14. Export sales

Export sales were as follows for the years ended December 31:

	2007	2006	2005
Europe	$27,144,055	$21,459,208	$17,295,935
Asia Pacific	19,806,049	16,628,696	14,175,649
Other	2,767,662	4,352,914	3,739,623
	$49,717,766	$42,440,818	$35,211,207

At December 31, 2007 and 2006, accounts receivable included balances due from foreign customers of approximately $14,977,000 and $13,397,000, respectively.

15. Retirement plan

The Company has a defined contribution retirement plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) that covers all eligible employees as defined in the Plan. Participants may elect to contribute up to 50% of pre-tax annual compensation, as defined by the Plan, up to a maximum prescribed by the IRC. The Company makes matching contributions equal to the lesser of $3,000 or 3% of the participant’s annual compensation. The Company, at its discretion, may make additional contributions subject to limitations. For the years ended December 31, 2007, 2006 and 2005, the Company made 401(k) Plan contributions of approximately $506,000, $440,000 and $383,000, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Reclassification of Prior Year Amounts

Bond Investments

Certain 2006 and 2005 amounts in the financial statements were reclassified in accordance with SFAS No. 95, "Statement of Cash Flows”. Specifically, we had previously presented bond investments that were maturing within 90 days of year-end as cash equivalents although we had acquired them when their maturity dates were greater than 90 days from the date of purchase. SFAS No. 95 requires these amounts to remain in short-term investments based on the original maturity date being greater than 90 days when acquired. All of these bonds became due within 90 days of the respective year-end and were converted into cash upon their maturity date with no gain or loss. The table below summarizes the changes to the affected lines of the Balance Sheet and Statement of Cash Flows for the years indicated:

Consolidated Balance Sheet (Affected lines only)	2006
Cash and cash equivalents (as previously reported)	$12,509,861
Adjustment to reclassify bonds with short-term maturities	(3,207,016)
Cash and cash equivalents (as currently reported)	$9,302,845

Short-term investments (as previously reported)	$21,367,316
Adjustment to reclassify bonds with short-term maturities	3,207,016
Short-term investments (as currently reported)	$24,574,332

Intangible assets, net (as previously reported)	$4,868,923
Adjustment to reclassify Goodwill from "Other" to "Intangible assets, net"	794,218
Intangible assets, net (as currently reported)	$5,663,141

Other assets - other (as previously reported)	$2,265,200
Adjustment to reclassify Goodwill from "Other" to "Intangible assets, net"	(794,218)
Other assets - other (as currently reported)	$1,470,982

Consolidated Statements of Cash Flows (Affected lines only)	2006	2005
Proceeds from sale of investments (as previously reported)	$6,820,000	$38,120,000
Adjustment to reclassify bonds with short-term maturities	816,567	(4,023,583)
Proceeds from sale of investments (as currently reported)	$7,636,567	$34,096,417

Net cash used by investing activities (as previously reported)	$(8,419,071)	$(6,273,465)
Adjustment to reclassify bonds with short-term maturities	816,567	(4,023,583)
Net cash used by investing activities (as currently reported)	$(7,602,504)	$(10,297,048)

Net increase (decrease) in cash and cash equivalents (as previously reported)	$2,404,662	$(7,624,646)
Adjustment to reclassify bonds with short-term maturities	816,567	(4,023,583)
Net increase (decrease) in cash and cash equivalents (as currently reported)	$3,221,229	$(11,648,229)

Cash and cash equivalents, beginning of year (as previously reported)	$10,105,199	$17,729,845
Adjustment to reclassify bonds with short-term maturities	(4,023,583)	-
Cash and cash equivalents, beginning of year (as currently reported)	$6,081,616	$17,729,845

Cash and cash equivalents, end of year (as previously reported)	$12,509,861	$10,105,199
Adjustment to reclassify bonds with short-term maturities	(3,207,016)	(4,023,583)
Cash and cash equivalents, end of year (as currently reported)	$9,302,845	$6,081,616

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because these bond investments were converted into cash upon their maturity date with no gain or loss, this reclassification has no impact on current assets, total assets or any portion of the income statement. As shown above, quantitatively, the error is significant to various line items within current assets as well as within the statement of cash flows. However, while quantitatively significant, the Company does not consider them material given the high liquidity of the investments for the Company. The Company does not see any relative cash “trends” that an investor would be evaluating that are impacted by this misclassification since it only relates to the near-term timing of cash flows from bond sale proceeds.

Customer Service Costs

The 2005 income statement was restated to reflect customer services costs as part of the cost of sales instead of as operating expenses. These reclassifications had no effect on operating or net income or net income per basic and diluted common share. The table below reflects the amounts before and after reclassification.

Consolidated Statement of Operations (Affected lines only)	2005
Cost of sales - Services (as previously reported)	$5,193,253
Adjustment to reclassify Customer services costs	3,770,263
Cost of sales - Services (as currently reported)	$8,963,516

Total cost of sales (as previously reported)	$35,319,249
Adjustment to reclassify Customer services costs	3,770,263
Total cost of sales (as currently reported)	$39,089,512

Gross profit (as previously reported)	$47,525,055
Adjustment to reclassify Customer services costs	(3,770,263)
Gross profit (as currently reported)	$43,754,792

Selling, general and administrative (as previously reported)	$27,013,718
Adjustment to reclassify Customer services costs	(3,770,263)
Selling, general and administrative (as currently reported)	$23,243,455

Total operating expenses (as previously reported)	$33,367,595
Adjustment to reclassify Customer services costs	(3,770,263)
Total operating expenses (as currently reported)	$29,597,332

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Results (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Net sales	$27,344,860	$28,223,494	$26,463,472	$30,210,756
Gross profit	14,706,020	15,600,589	13,488,799	15,912,705
Net income	3,157,438	3,633,559	3,236,990	4,296,067
Net income per common
share:
Basic	$0.15	$0.18	$0.15	$0.20
Diluted	0.15	0.17	0.15	0.20

2006
Net sales	$22,223,095	$26,699,285	$25,149,163	$29,737,308
Gross profit	10,821,379	13,614,296	11,994,160	15,011,549
Net income	2,015,210	2,935,971	2,559,620	3,653,373
Net income per common
share:
Basic	$0.10	$0.14	$0.13	$0.18
Diluted	0.10	0.14	0.12	0.18

During the fourth quarter of 2006, the income statement was restated to reflect customer services costs as part of the cost of sales instead of as operating expenses. These reclassifications had no effect on operating or net income or net income per basic and diluted common share. The table below reflects the amounts before and after reclassification on the 2006 quarterly gross profit for the first three quarters of 2006:

	First	Second	Third
	Quarter	Quarter	Quarter
2006
Gross profit (as previously
reported)	$11,798,774	$14,597,611	$13,069,311
Adjustment to reclass customer
service costs	(977,395)	(983,315)	(1,125,151)
Gross profit (as currently
reported)	$10,821,379	$13,614,296	$11,944,160

STRATASYS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2007, 2006, and 2005

Column A	Column B	Column C - Additions		Column D	Column E

	Balances at	Charged to	Charged to		Balances
	beginning	costs and	other accounts	Deductions	at end
Description	of period	expenses	- describe	- describe	of period
2007
Reserve for bad debts and allowances	1,097,193	749,978	-	677,706	1,169,465

Reserve for sales returns and other allowances	168,644	170,700	-	148,338	191,006

2006
Reserve for bad debts and allowances	1,482,298	217,978	-	603,083	1,097,193

Reserve for sales returns and other allowances	101,851	66,793	-	-	168,644

2005
Reserve for bad debts and allowances	1,508,517	502,326	-	528,545	1,482,298

Reserve for sales returns and other allowances	223,313	47,051	-	168,513	101,851

STRATASYS, INC. AND SUBSIDIARIES

(b) Exhibits

EXHIBIT
NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company.(14)

3.2	Amended and Restated By-Laws of the Company.(13)

4.1	Form of Warrant, dated August 22, 2003, issued to Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC.(11)

4.2	First Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC.(11)

4.3	Second Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC.(11)

4.4	Form of Warrant, dated August 22, 2003, issued to Smithfield Fiduciary LLC and Cranshire Capital, L.P.(11)

4.5	First Amendment to Warrants, dated as of August 22, 2003, among the Registrant, Smithfield Fiduciary LLC and Cranshire Capital, L.P.(11)

10.1	Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.2	Employee Confidentiality Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.3	Amended and Restated Stratasys, Inc. 1994 Stock Plan.(2)*

10.4	Second Amended and Restated Stratasys, Inc. 1994-2 Stock Plan.(5)*

10.5	Stratasys, Inc. 1998 Incentive Stock Option Plan.(6)*

10.6	Stratasys, Inc. 2000 Incentive Stock Option Plan.(7)*

10.7	Stratasys, Inc. 2002 Long-Term Performance and Incentive Plan.(8)*

10.8	Form of Option Agreement.(12)*

10.9	Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects.(4)*

10.10	Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects.(4)*

STRATASYS, INC. AND SUBSIDIARIES

EXHIBIT
NO.	DESCRIPTION
10.11	Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb, William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling.(4)

10.12	Asset Purchase Agreement between the Company and IBM dated January 1, 1995.(3)

10.13	Securities Purchase Agreement, dated as of August 17, 2003, among the Company, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC.(9)

10.14	Securities Purchase Agreement, dated August 22, 2003, among the company Cranshire Capital L.P. and Smithfield Fiduciary LLC.(10)

21.1	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 33-83638-C) filed September 2, 1994.

(2)	Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 1994.

(3)	Incorporated by reference from the Company’s Form 8-K, Amendment No. 2, dated January 1, 1995.

(4)	Incorporated by reference from Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.

(5)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1997 Annual Meeting of Stockholders.

(6)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1998 Annual Meeting of Stockholders.

(7)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-32782) filed March 17, 2000.

STRATASYS, INC. AND SUBSIDIARIES

(8)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 2002 Annual Meeting of Stockholders.

(9)	Incorporated by reference from the Company’s Form 8-K filed on August 19, 2003.

(10)	Incorporated by reference from the Company’s Form 8-K filed on August 25, 2003.

(11)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (File No. 333-108816) filed September 15, 2003.

(12)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2004.

(13)	Incorporated by reference from the Company’s Form 8-K filed July 31, 2007.

(14)	Filed herewith. The Restated Certificate of Incorporation is a pro forma restatement that includes the Restated Certificate of Incorporation filed as an Exhibit to the Company’s Form 10-KSB for the year ended December 31, 1994, as amended by the Amendment to Certificate of Incorporation filed as an exhibit to the Company’s Form 10-QSB for the nine months ended September 30, 1995, and as further amended by the Amendment to Certificate of Incorporation filed as an exhibit to the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 2007 Annual Meeting of Stockholders.

*	Compensatory plan or arrangement.

(c) Other required financial statements

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATASYS, INC.

By:	/s/	S. SCOTT CRUMP
S. Scott Crump
President
Dated:		March 14, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board of Directors,
/s/ S. SCOTT CRUMP	President, Chief Executive Officer,	March 14, 2008
S. Scott Crump	Treasurer, (Principal Executive
Officer)

/s/ ROBERT F. GALLAGHER	Chief Financial Officer (Principal	March 14, 2008
Robert F. Gallagher	Financial and Accounting Officer)

/s/ RALPH E. CRUMP	Director	March 14, 2008
Ralph E. Crump

/s/ EDWARD J. FIERKO	Director	March 14, 2008
Edward J. Fierko

/s/ JOHN J. McELENEY	Director	March 14, 2008
John J. McEleney

/s/ CLIFFORD H. SCHWIETER	Director	March 14, 2008
Clifford H. Schwieter

/s/ ARNOLD J. WASSERMAN	Director	March 14, 2008
Arnold J. Wasserman

/s/ GREGORY L. WILSON	Director	March 14, 2008
Gregory L. Wilson