Form 10-Q
period 2008-03-31
STRATASYS INC
filed 2008-05-12
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ✓ ]  No [    ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ✓ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]  No [ ✓ ]

As of May 2, 2008 the Registrant had 20,633,839 shares of common stock, $.01 par value issued and outstanding.

Stratasys, Inc.

Table of Contents
		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	1

	Consolidated Statements of Operations and Comprehensive Income for the	2
	three months ended March 31, 2008 and 2007

	Consolidated Statements of Cash Flows for the three months ended	3
	March 31, 2008 and 2007

	Notes to Consolidated Interim Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II.	Other Information

Item 2.	Issuer Purchases of Equity Securities	20

Item 6.	Exhibits	20

Signatures		21

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$23,387,304	$16,211,771
Short-term investments	7,611,806	27,257,592
Accounts receivable, less allowance for returns and doubtful
accounts of $1,250,404 in 2008 and $1,205,621 in 2007	30,141,349	26,307,053
Inventories	17,617,844	12,771,235
Net investment in sales-type leases	3,734,364	3,256,953
Prepaid expenses	2,018,026	2,507,316
Deferred income taxes	711,000	711,000
Total current assets	85,221,693	89,022,920

Property and equipment, net	26,803,992	26,577,362

Other assets
Intangible assets, net	8,147,300	8,063,319
Net investment in sales-type leases	3,538,061	4,101,682
Deferred income taxes	786,000	719,000
Long-term investments - Available for sale securities	2,015,000	-
Long-term investments	20,698,575	17,965,489
Other	2,318,418	2,307,250
Total other assets	37,503,354	33,156,740

Total Assets	$149,529,039	$148,757,022

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$13,951,248	$13,959,022
Unearned revenues	11,161,835	10,964,471
Total current liabilities	25,113,083	24,923,493

Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000
shares, issued 25,454,994 shares in 2008 and
25,610,654 shares in 2007	254,551	256,108
Capital in excess of par value	87,399,911	87,023,541
Retained earnings	60,082,751	56,284,182
Accumulated other comprehensive income	533,605	172,073
Less cost of treasury stock, 4,821,155 shares in 2008 and
4,600,056 shares in 2007	(23,854,862)	(19,902,375)
Total stockholders' equity	124,415,956	123,833,529

Total Liabilities and Stockholders' Equity	$149,529,039	$148,757,022

The accompanying notes are an integral part of these financial statements

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three Months Ended March 31,
	2008	2007
Net Sales
Product	$25,107,540	$21,690,255
Services	5,600,149	5,654,605
	30,707,689	27,344,860
Cost of goods sold
Product	10,742,354	9,665,269
Services	2,601,458	2,973,571
	13,343,812	12,638,840
Gross profit	17,363,877	14,706,020

Costs and expenses
Research and development	2,168,709	1,802,061
Selling, general and administrative	9,690,868	8,472,848
	11,859,577	10,274,909
Operating income	5,504,300	4,431,111

Other income (expense)
Interest income, net	601,066	491,293
Foreign currency transaction losses	(28,168)	(117,854)
Other	(275,780)	(3,622)
	297,118	369,817
Income before income taxes	5,801,418	4,800,928
Income taxes	2,002,849	1,643,490
Net income	$3,798,569	$3,157,438

Earnings per common share
Basic	$0.18	$0.15
Diluted	$0.18	$0.15

Weighted average number of common
shares outstanding
Basic	20,979,068	20,392,234
Diluted	21,507,626	21,251,682

Comprehensive Income
Net Income	$3,798,569	$3,157,438
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	489,533	2,805
Unrealized Loss on Available-for-Sale Securities	(128,000)	0
Comprehensive Income	$4,160,102	$3,160,243

The accompanying notes are an integral part of these financial statements

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31,
2008		2007
Cash flows from operating activities
Net income	$3,798,569	$3,157,438
Adjustments to reconcile net income to net cash provided
by operating activities:
Deferred income taxes	-	698,491
Depreciation	1,114,744	798,291
Amortization	490,459	273,547
Stock based compensation	315,395	303,051
Gain on disposal of property and equipment	(99,328)	-
Loss on write-off of investment	390,000	-
Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	(3,839,371)	942,126
Inventories	(4,721,126)	219,727
Net investment in sales-type leases	86,210	248,354
Prepaid expenses	489,290	(58,692)
Other assets	(11,168)	(79,942)
Accounts payable and other current liabilities	(7,774)	1,180,165
Unearned revenues	197,364	666,690
Net cash provided by (used in) operating activities	(1,796,736)	8,349,246
Cash flows from investing activities
Proceeds from sale of investments	14,312,297	1,893,426
Proceeds from sale of property and equipment	290,452	-
Purchases of investments	-	(6,874,009)
Acquisition of property and equipment	(1,633,657)	(1,981,031)
Acquisition of intangible and other assets	(500,776)	(388,536)
Net cash provided by (used in) investing activities	12,468,316	(7,350,150)
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	61,629	3,536,521
Purchase of treasury stock	(3,954,698)	-
Net cash provided by (used in) financing activities	(3,893,069)	3,536,521

Effect of exchange rate changes on cash	397,022	2,805
Net increase in cash and cash equivalents	7,175,533	4,538,422
Cash and cash equivalents, beginning of year	16,211,771	9,302,845
Cash and cash equivalents, end of year	$23,387,304	$13,841,267

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$2,079,600	$802,821
Transfer of fixed assets to inventory	125,483	207,584
Transfer of temporary impairment of investment to Other
Comprehensive Income (net of $67,000 related to taxes)	128,000	-

The accompanying notes are an integral part of these financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2 Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value; 2) sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements; and 3) requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, removes leasing transactions from the scope of SFAS No. 157 and defers its effective date for one year relative to certain nonfinancial assets and liabilities.

The application of the definition of fair value and related disclosures of SFAS No.157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition and the disclosures required by it are provided in Note 9 – Fair Value Measurements.

The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by the Company to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on its consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings and upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.

SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that existed at that date. The entity is then required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company did not elect the fair value option for eligible items that existed as of January 1, 2008.

In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF No. 07-3 was effective for new arrangements entered into beginning January 1, 2008. The adoption of EITF No. 07-3 did not have a material impact on the Company’s consolidated results of operations or financial condition.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of this standard and will evaluate its impact on any acquisitions that would occur after the effective date.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”) that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon 1) existing authoritative pronouncements; 2) analogy to such pronouncements if not within their scope; or 3) a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF No. 07-1 to have a material impact on its consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit-risk related. SFAS No. 161 is effective for the Company beginning January 1, 2009 on a prospective basis. The Company does not expect this standard to have a material impact on it’s consolidated results of operations or financial condition.

Note 3 Marketable Securities

The Company invests in tax-free auction rate securities and municipal government bonds, all of which are insured. Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management has the intent and ability to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. The fair value of marketable securities approximates cost, except for certain auction rate securities discussed below.

As the Company reported in its Form 10-K for the year ended December 31, 2007, it finished 2007 with approximately $18.8 million of investments in auction rate securities. During the quarter ended March 31, 2008, the Company has reduced its investment in this security type to $6.8 million as of March 31, 2008.

Approximately two-thirds, or $4.8 million, of the Company’s auction rate securities held at March 31, 2008, are triple A rated, insured by a highly rated insurance company and included in the Balance Sheet caption “Long-term investments”. The remaining $2.0 million in auction rate securities consisted of an investment in a Jefferson County, Alabama municipal bond that has seen its rating reduced to triple C from triple A. In order to help the Company determine the carrying value of these investments, it hired outside consultants to qualitatively and quantitatively evaluate its auction rate securities portfolio.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With the assistance of the outside consultants, the Company’s management determined that the initial $2.6 million investment in the Jefferson County, Alabama municipal bond had incurred both a temporary and other-than-temporary impairment. As a result of this determination, the Company took a pretax charge of approximately $390,000 against “Other income (expense)” for the other-than-temporary impairment and recognized an additional pre-tax fair value adjustment of $195,000 against “Other comprehensive income” for the temporary impairment during the quarter ended March 31, 2008. The resulting fair value of this investment of approximately $2.0 million is included in the Balance Sheet caption “Long term investments – Available for sale securities.”

Note 4 Inventories

Inventories consisted of the following at March 31, 2008 and December 31, 2007 respectively:

	2008	2007
Raw materials	$10,605,537	$6,060,801
Finished goods	7,012,307	6,710,434
Total inventory	$17,617,844	$12,771,235

Note 5 Material Commitments

The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $10.1 million, some of which contain non-cancellation clauses.

Note 6 Earnings per Common Share

The Company complies with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share”. The difference between the number of shares used to compute basic earnings per common share and diluted earnings per common share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. For the period ended March 31, 2008 and 2007, the additional shares amounted to 528,558 and 859,448, respectively.

The following stock options were exercised for the respective periods:

	Period Ended March 31,
	2008	2007
Proceeds from exercise of stock options	$61,629	$3,536,421
Number of options exercised	5,800	336,590
Weighted average share price	$10.63	$11.17

Tax benefit recognized in stockholders'
equity from stock option exercises	$-	$698,491

During the quarter ended March 31, 2008, net shares of 59,639 were issued as a result of the exercise of warrants. Stock warrants totaling 139,500 shares were exercised at an average price of $11.99 per share; 79,861 shares were surrendered as payment, in lieu of cash, at an average price of $20.95 per share. No stock warrants were issued during the quarter ended March 31, 2008 or for the same period in the prior year.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 Stock-Based Compensation

The Company records compensation expense associated with stock-based awards in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No.123R) as interpreted by SEC Staff Accounting Bulletin (SAB) No. 110. The stock-based compensation expense amount recorded was $315,000 and $303,000 (pre-tax amount) in the first three months of 2008 and 2007, respectively. The associated future income tax benefit recognized was approximately $54,000 and $91,000 in the three months ended March 31, 2008 and 2007, respectively.

No options were granted in the three months ended March 31, 2008 or for the three months ended March 31, 2007.

Note 8 Income Taxes

The effective tax rate of 34.5% for the three months ended March 31, 2008 is slightly higher than the 34.2% effective rate for the same period in 2007 because the federal research and development credit has expired. This has been partially offset by increased favorable impacts from the federal manufacturer’s tax deduction and tax-free interest income.

In July 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes” (“FIN No. 48”). This interpretation, as required to be adopted on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Implementation of FIN No. 48 on January 1, 2007 resulted in no adjustment to the income tax liability. As of the date of adoption, the total amount of unrecognized tax benefits was $563,000. These unrecognized tax benefits include an estimate for interest and penalties totaling $52,000, both of which the Company classifies as a component of income tax expense.

Note 9 Fair Value Measurements

As discussed in Note 2 - Recently Issued Accounting Pronouncements, the Company adopted SFAS No. 157, (as impacted by FSP Nos. 157-1 and 157-2) effective January 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:
For financial assets held by the Company as of January 1, 2008, fair value under SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) principally applied to available-for-sale marketable securities. These items were previously, and will continue to be, marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets are now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets. The Company does not have any financial liabilities that are subject to the provisions of SFAS No. 157. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2).

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses various valuation techniques, which are primarily based upon the market approach, with respect to its financial assets. As discussed in Note 3 - Marketable Securities, a portion of the auction rate securities held by the Company experienced a significant credit rating reduction. As a result, investments in auction rate securities are valued utilizing a quantitative and qualitative third-party analysis. The Company therefore classifies these securities as Level 3.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs:

Available for sale - auction
rate securities
Beginning balance (Dec. 31, 2007)	$18,800,000
Total gains or (losses):
Included in earnings	(390,000)
Included in other comprehensive income	(195,000)
Purchases, issuances, and settlements	(11,415,000)
Transfers in and/or out of Level 3	-
Ending balance (Mar. 31, 2008)	$6,800,000

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
During the quarter ended March 31, 2008, the Company had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 2 - Recently Issued Accounting Pronouncements, the aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 until January 1, 2009 relates to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

STRATASYS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leader in the RP and 3D printing markets. We develop, manufacture, market, and service a family of 3D printers and high-performance rapid prototyping (“RP”) systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer-aided design (“CAD”) workstation. Our high-performance systems are used both to create prototype models as well as to produce parts for end user applications, which is referred to as direct digital manufacturing (“DDM”). Our 3D printers and high-performance systems can be used in office environments without expensive facility modification. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes and end-use-parts directly from a designer’s three-dimensional CAD in a matter of hours. In addition to selling RP systems and 3D printers, through our Paid Parts service we make and sell parts for RP and DDM applications based on our customers’ CAD files. We estimate approximately 15% to 20% of our Paid Parts revenue is from DDM parts.

In the quarter ended March 31, 2008, our revenues increased to approximately $30.7 million, a 12% increase over the approximately $27.3 million that we reported in the first quarter of 2007. Revenues derived from products increased 16% in the quarter ended March 31, 2008, as compared with the quarter ended March 31, 2007. The number of units that we shipped in the quarter increased by approximately 5% to 577 units as compared with 548 units shipped in the first quarter of 2007. Gross profit increased by 18% to $17.4 million for the first quarter of 2008, when compared to $14.7 million for the same period in the prior year. The gross profit benefited from better average prices for 3D printers, growth in our proprietary consumables, and a 29% increase in the revenues from our high-end proprietary systems. We have discontinued our distribution of Objet and Arcam products, which carried a very low gross margin when compared with sales of our proprietary systems. Based on industry reports, we believe that since 2002 we have shipped more total RP systems than any other company in the world. We believe that our consumable sales should increase in future quarters due to the significant expansion of our active installed base over the past several years.

We believe that we are successfully implementing our marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market. Our sales growth in the first three months of 2008 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace.

Our strategy for the remainder of 2008 will be to continue to expand our position in the 3D printing market through increased sales of our Dimension product line (our low-cost 3D printers). In February 2008, we introduced the Dimension 1200es SST and BST priced at $34,900 and $26,900 respectively. These replace the Dimension 1200s and offer the same, more durable ABS plus modeling material, as our Dimension Elite. We now have five Dimension models ranging in price from $18,900 to $34,900. With the introduction of the Dimension SST in February 2004, we initiated a highly successful distributor program involving resellers purchasing demonstration systems with extended payment terms on both the Dimension SST and Dimension BST. While the program impacted our accounts receivable days sales outstanding (“DSO”) during portions of the past four years, it proved an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program in 2008. Again, this program adversely impacted our DSO in the first three months of 2008 as we expected. However, we believe our distributor program is an integral part of our strategy to expand the 3D printing market.

Our strategy also includes the expansion of our position in the RP market through the growth of our high performance systems, represented principally by our FDM 200mc, 360mc, 400mc, and 900mc, Titan, Vantage and Maxum systems. Prices for our FDM systems now range from $85,000 for the base model 360mc to $400,000 for the fully equipped 900mc.

There are also opportunities for DDM. DDM involves the manufacture of parts fabricated directly from systems that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turn-around, and for which tooling would not be appropriate due to small volumes.

STRATASYS, INC. AND SUBSIDIARIES

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

During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. We delivered our first prototype in December 2006. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three months ended March 31, 2008 and 2007, we offset approximately $280,000 and $256,000, respectively, of R&D expenses with payments received from this customer.

Our balance sheet continues to be strong. As of March 31, 2008, our cash and investment position was approximately $54 million, with no debt. We believe that we have adequate liquidity to fund our growth strategy for the remainder of 2008.

Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping and manufacturing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Our ability to implement our strategy for 2008 is subject to numerous uncertainties and risks, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations,” and in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2007. We cannot ensure that our efforts will be successful.

All dollar amounts set forth in the tables below, except for per share amounts, are stated in thousands of dollars.

Results of Operations
(unaudited)

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated interim statements of operations.

	For the three months ended March 31,

	2008	2007
Net sales	100.0%	100.0%
Cost of sales	43.5%	46.2%
Gross profit	56.5%	53.8%
Research and development	7.1%	6.6%
Selling, general, and administrative	31.5%	31.0%
Operating income	17.9%	16.2%
Other income (expense)	1.0%	1.4%
Income before income taxes	18.9%	17.6%
Income taxes	6.5%	6.0%
Net income	12.4%	11.5%

STRATASYS, INC. AND SUBSIDIARIES

Net Sales

Net sales of our products and services and changes in net sales were as follows:

Three Month Period Ended March 31,
			Period-over-
	2008	2007	period change
Products	$25,108	$21,690	15.8%
Services	5,600	5,655	-1.0%
	$30,708	$27,345	12.3%

Units sold	577	548	5.3%

For the three months ended March 31, 2008 compared to the same year-ago period, the growth in unit volume was low relative to historical growth rates. The unit growth in the first quarter of 2007 was a 36% increase over the first quarter of 2006 making it a difficult quarter to compare against in 2008.

Sales of our high productivity proprietary systems increased 29% driven by new product introductions over the past twelve months and an expansion in marketing to DDM applications. The increase in high productivity proprietary systems revenue was partially offset by lower sales of discontinued distributed products. Distributed system sales were $83,000 in the first quarter of 2008 compared with $670,000 in the prior year’s first quarter. Dimension system revenue increased 20% as the majority of system sales favored the higher priced systems, including the new Dimension 1200es BST and SST. Revenues from our proprietary consumables increased 14% due to our expanding installed base of systems.

Overall service revenue declined 1% in the first quarter of 2008 compared to the same year-ago period. We recognized no distributed-product-related service revenue during the first quarter of 2008 compared to $323,000 in the first quarter of 2007. Excluding distributed-product-related service revenue, total service revenue increased by 5% over the same prior-year period. Paid parts revenue declined by 12% in the first quarter of 2008 compared with the first quarter of 2007. The comparative first quarter of 2007 was an exceptionally strong quarter for Paid Parts as the business grew 70% over the first quarter of 2006 and included several large dollar orders. Paid Parts continues to be predominantly a domestic business and weaknesses in the Unites States economy may be adversely affecting sales.

North American sales, which include Canada and Mexico, accounted for approximately 50% and 55% of total revenue in the three months ended March 31, 2008 and 2007, respectively. This decline in sales percentage is primarily due to the discontinuation of the North American product distribution agreements with Arcam and Objet. Distributed system, consumable and maintenance sales were approximately $83,000 in the first quarter of 2008 compared to $1.1 million in the first quarter of 2007. International sales grew 23% for the three months ended March 31, 2008 compared to the same period in the prior year. The international increase was led by strong sales for all our products in both Europe and the Asia Pacific region.

Whereas we expect to report higher revenues and profits in 2008 over the results achieved in 2007, declining economic conditions could adversely impact our future sales and profitability.

STRATASYS, INC. AND SUBSIDIARIES

Gross Profit

Gross profit and gross profit as a percentage of sales for our products and services, as well as the percentage changes in gross profit were as follows:

Three Month Period Ended March 31,
			Period-over-
	2008	2007	period change
Products	$14,365	$12,025	19.5%
Services	2,999	2,681	11.9%
	$17,364	$14,706	18.1%

Percentage of sales	56.5%	53.8%

The gross profit percentage benefited from improved mix within our high performance system business as the increase in our sales of proprietary high performance systems more than offset the decline in the sales of distributed products. In addition, the gross margin benefited from increased sales of our proprietary consumable products. As we have indicated in the past, our distributed products had relatively low gross margins as compared to our proprietary products.

The gross profit margin also benefited from better average prices for our Dimension products with more customers preferring the features of our higher priced systems introduced since the beginning of 2007. Our most recent product introduction was the Dimension 1200es SST and BST priced at $34,900 and $26,900, respectively, in February 2008. The additional features of these two systems have resulted in higher average selling prices and margins as compared to the previous 1200 models.

Operating Expenses

Operating expenses and operating expense as a percentage of sales, as well as the percentage change in operating expenses were as follows:

Three Month Period Ended March 31,
			Period-over-
	2008	2007	period change
Research & development	$2,169	$1,802	20.4%
Selling, general & administrative	9,691	8,473	14.4%
	$11,860	$10,275	15.4%

Percentage of sales	38.6%	37.6%

Research and development expense increased by 20% for the three months ended March 31, 2008, compared to the same period in the prior year, as we remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms. Increases were primarily the result of increases in engineering headcounts and material spending partially offset by the capitalization of internally developed software during the three months ended March 31, 2008. Capitalized research and development expenditures for the quarter related to internally developed software increased to $427,000 from $389,000 for the same period in the prior year. During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three months ended March 31, 2008 and 2007, we offset approximately $280,000 and $256,000, respectively, of R&D expenses with payments received from this customer. As we continue our commitment to R&D throughout 2008, we expect to report higher R&D expenses than we incurred in 2007.

STRATASYS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses increased 14% for the first quarter of 2008 compared to the same period in the prior year. The increase is additional spending to support our growth including spending for process improvements. We expect the growth in selling, general and administrative expenses to continue over the remainder of 2008.

Operating Income

Operating income and operating income as a percentage of sales, as well as the percentage change in operating income, were as follows:

Three Month Period Ended March 31,
			Period-over-
	2008	2007	period change
Operating income	$5,504	$4,431	24.2%

Percentage of sales	17.9%	16.2%

Primarily due to the increase in net sales, changes in the product mix, along with the other reasons cited above, for the three months ended March 31, 2008 compared with the same year-ago period, operating income increased by 24%.

Other Income (Expense)

Other income (expense) as a percentage of sales and changes in other income (expense) were as follows:

Three Month Period Ended March 31,
			Period-over-
2008		2007	period change
Interest income	$601	$491	22.4%
Foreign currency transaction losses	(28)	(118)	(76.3%	)
Selling, general & administrative	(276)	(3)	9,100.0%
	$297	$370	(19.7%	)

Percentage of sales	1.0%	1.4%

Interest income increased in the three months ended March 31, 2008 compared to the same year-ago period due to a an increase in our cash and investments. Foreign currency transaction gains and losses are principally due to currency fluctuations between the US dollar and the Euro. We enter into 30-day forward contracts to hedge our foreign currency exposure. In 2008 we hedged only a portion of our foreign currency exposure and the resulting loss was due to the weakening of the US dollar relative to the Euro. Our strategy is to continue to hedge our estimated Euro denominated accounts receivable position throughout the remainder of 2008. At March 31, 2008, we had approximately €5.0 million in Euro-denominated receivables and a €3.8 million 30-day forward contract.

Other income (expense) includes a $390,000 charge related to our investment in auction rate securities. Given the current environment, we have been proactive in evaluating our cash and investments. As we reported in our Annual Report on Form 10-K, we finished 2007 with approximately $18.8 million in auction rate securities, but we have reduced our position to $6.8 million as of March 31, 2008.

Approximately two-thirds, or $4.8 million, of our auction rate securities held at March 31, 2008, are triple A rated and insured by a highly rated insurance company. The remaining $2.0 million in auction rate securities is an investment in a Jefferson County, Alabama municipal bond that has seen its rating reduced to triple C from triple A. In order to help us determine the carrying value of these investments, we hired outside consultants to qualitatively and quantitatively evaluate our auction rate securities portfolio.

STRATASYS, INC. AND SUBSIDIARIES

With the assistance of the outside consultants, we determined that our initial $2.6 million investment in the Jefferson County, Alabama municipal bond had incurred both a temporary and other-than-temporary impairment. As a result, we took a pre-tax charge of approximately $390,000 against “Other income (expense)” for the other-than-temporary impairment and recognized an additional pre-tax fair value adjustment of $195,000 against “Other comprehensive income” for the temporary impairment during the quarter ended March 31, 2008.

Income Taxes

Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage change, were as follows:

Three Month Period Ended March 31,
			Period-over-
	2008	2007	period change
Income taxes	$2,003	$1,643	21.9%

Percentage of income before taxes	34.5%	34.2%

Income tax expense increased with the increase in income before income taxes. The effective tax rate for the three months ended March 31, 2008 is slightly higher than the 2007 period because the federal research and development credit has expired. This has been partially offset by increased favorable impacts from the federal manufacturer’s tax deduction and tax-free interest income.

Net Income

Net income and net income as a percent of sales, as well as the percentage change in net income, were as follows:

Three Month Period Ended March 31,
			Period-over-
	2008	2007	period change
Net income	$3,799	$3,157	20.3%

Percentage of sales	12.4%	11.5%

Net income increased for the three months ended March 31, 2008 compared to the same year-ago period primarily due to the increase in sales and a favorable product mix.

STRATASYS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
(unaudited)

A summary of our consolidated interim statements of cash flows for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Net income	$3,799	$3,157
Deferred income taxes		698
Depreciation and amortization	1,605	1,072
Gain on sale of equipment	(99)	-
Loss on impariment of investment	390	-
Stock-based compensation	315	303
Changes in operating assets and liabilities	(7,807)	3,119
Net cash provided (used) by operating activities	(1,797)	8,349

Net cash provided by (used in) investing activities	12,468	(7,350)
Net cash provided (used) by financing activities	(3,893)	3,537
Effect of exchange rate changes on cash	397	3
Net increase in cash and cash equivalents	7,175	4,538
Cash and cash equivalents, beginning of period	16,212	9,303
Cash and cash equivalents, end of period	$23,387	$13,841

We decreased our cash, cash equivalents and investment balances to approximately $53.7 million at March 31, 2008, from approximately $61.4 million at December 31, 2007. We increased our long-term investments, consisting principally of municipal bonds and illiquid auction rate securities, to $22.7 million compared to $18.0 million at December 31, 2007. The $4.7 million increase is due to $6.8 million of auction rate securities being classified as long-term at March 31, 2008 partially offset by maturities of municipal bonds during the quarter ended March 31, 2008.

In the three months ended March 31, 2008, net cash used by our operating activities amounted to approximately $1.8 million compared with providing cash of approximately $8.3 million during the comparable 2007 period. We generated cash from our net income, as adjusted to exclude the effects of non-cash charges. However, cash was used by changes in operating assets and liabilities; principally a $4.7 million increase in inventory and a $3.8 million increase in accounts receivable.

Our net accounts receivable balance increased to approximately $30.1 million at March 31, 2008 from approximately $26.3 million as of December 31, 2007. This increase was principally due to the introduction of the 1200es SST and BST in February 2008 which temporarily increases the number of reseller demo units that are purchased on 180-day payment terms and is consistent with prior practices. We believe that we have recorded adequate allowances for any collectibility issues in our accounts receivable balance.

At March 31, 2008, our inventory balance increased significantly to $17.6 million compared with approximately $12.8 million at December 31, 2007. The increase is primarily due to:

  a build up of Dimension 3D printer systems in anticipation of additional demand in order to provide for differences in our forecast mix versus actual demand;

  an increase in inventory to support new product introductions;

  increases in consumable inventory from opportunistic purchases and to meet anticipated increases in future customer demand; and

  last-time purchases of components to support future sales of legacy systems and to provide maintenance on the existing installed base.

STRATASYS, INC. AND SUBSIDIARIES

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

Our investing activities provided cash of approximately $12.5 million. During the first quarter of 2008, as investments matured, we reinvested the proceeds into a United States Treasury money market that is a cash equivalent. We used cash for fixed asset additions of approximately $1.6 million and payments for intangibles and other investments of approximately $501,000. Net cash used for payments for intangible assets and other investments included patents and capitalized software. Much of the capital expenditure in 2008 was for equipment required by the growing components of our business, including manufacturing fixtures for new products, consumable manufacturing, and Paid Parts, and for improvements to our facilities. We are renovating portions of our buildings to operate more efficiently.

Our financing activities used cash of approximately $3.9 million principally for repurchasing of our common stock. During the quarter ended March 31, 2008, we repurchased approximately 221,000 shares for approximately $4.0 million at an average purchase price of $17.88. For the remainder of 2008, we expect to use our cash as follows:

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

While we believe that the primary source of liquidity during the remainder of 2008 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base. To date, we have not borrowed against this credit facility.

As of March 31, 2008, we had gross accounts receivable of approximately $31.4 million less an allowance of approximately $1.3 million for returns and doubtful accounts. Over our history, bad debt expense has generally been small as a percentage of sales. However, at March 31, 2008, large balances were concentrated with certain international distributors and some of these balances exceed our payment terms. Default by one or more of these distributors could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies”.

Our total current assets amounted to approximately $85.2 million at March 31, 2008, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to approximately $25.1 million. We have no debt. We believe we have adequate resources to fund our foreseeable future growth.

STRATASYS, INC. AND SUBSIDIARIES

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years and current quarter.

Foreign Currency Transactions

We invoice sales to certain European distributors in Euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the three months ended March 31, 2008 and 2007, the net loss on foreign currency transactions amounted to approximately $28,000 and $118,000, respectively. During the quarter ended March 31, 2008, we hedged between €2.5 million and €3.8 million of our accounts receivable that were denominated in Euros. The hedge resulted in a currency translation loss of approximately $277,000 for that period. Our strategy is to hedge the majority of our Euro-denominated accounts receivable position throughout the remainder of 2008. We will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our sales from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

Critical Accounting Policies

We have prepared our consolidated interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required us to make estimates, judgments, and assumptions that affected the amounts we reported.

We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, if we had used different assumptions or different conditions existed, our financial condition or results of operations could have been materially different. The critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our consolidated interim financial statements are described in the Annual report on Form 10-K for 2007.

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

These forward-looking statements include the expected increases in net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for 2007. These forward-looking statements are based on assumptions, among others, that we will be able to:

  continue to introduce new RP and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

  successfully develop the 3D printing market with our Dimension BST, Dimension SST and Dimension Elite systems, and that the market will accept these systems;

STRATASYS, INC. AND SUBSIDIARIES

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days and are subject to limited interest rate. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short and long-term investments are invested in auction rate securities municipal government bonds, and certificates of deposit that bear interest at rates of 2.5% to 6.0%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.3 million for the continued maintenance of our European facility. In the quarter ended March 31, 2008 we hedged between €2.5 million and €3.8 million of our accounts receivable balances that were denominated in Euros. A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by between $.9 million and $1.4 million.

STRATASYS, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures.

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

STRATASYS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 2. Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as
			Part of Publicly	Approximate Dollar Value of Shares that
	Total Number of	Average Price	Announced	May Yet Be Purchased under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
Month #1	---	---	---	---
(January 2008)

Month #2	---	---	---	$30,000,000
(February 2008)

Month #3	221,099	$17.88	221,099	$26,047,178
(March 2008)
Total	221,099	$17.88	221,099	$26,047,178

Item 6. Exhibits

(a)	Exhibits.

	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

	32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	Stratasys, Inc.

	By:	/s/ Robert F. Gallagher
Robert F. Gallagher
Chief Financial Officer