Form 10-Q
period 2008-06-30
STRATASYS INC
filed 2008-08-08
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

     As of August 1, 2008 the Registrant had 21,006,648 shares of common stock, $.01 par value issued and outstanding.

Stratasys, Inc.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1

	Consolidated Statements of Operations and Comprehensive Income for the	2
	three and six months ended June 30, 2008 and 2007

	Consolidated Statements of Cash Flows for the six months ended	3
	June 30, 2008 and 2007

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits	20

Signatures		21

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$21,532,951	$16,211,771
Short-term investments	7,179,424	27,257,592
Accounts receivable, less allowance for returns and
doubtful accounts of $1,259,973 in 2008 and $1,205,621 in 2007	34,471,168	26,307,053
Inventories	18,450,306	12,771,235
Net investment in sales-type leases	4,702,911	3,256,953
Prepaid expenses and other current assets	3,395,580	2,507,316
Deferred income taxes	711,000	711,000
Total current assets	90,443,340	89,022,920

Property and equipment, net	28,094,175	26,577,362

Other assets
Intangible assets, net	8,286,936	8,063,319
Net investment in sales-type leases	3,093,663	4,101,682
Deferred income taxes	786,000	719,000
Long-term investments - Available for sale securities	1,990,000	-
Long-term investments	17,997,626	17,965,489
Other	1,620,720	2,307,250
Total other assets	33,774,945	33,156,740

Total Assets	$152,312,460	$148,757,022

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$9,918,165	$13,959,022
Unearned revenues	11,923,009	10,964,471
Total current liabilities	21,841,174	24,923,493

Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000
shares, issued 25,822,803 shares in 2008 and
25,610,654 shares in 2007	258,228	256,108
Capital in excess of par value	89,617,488	87,023,541
Retained earnings	64,178,807	56,284,182
Accumulated other comprehensive income	271,625	172,073
Less cost of treasury stock, 4,821,155 shares in 2008 and
4,600,056 shares in 2007	(23,854,862)	(19,902,375)
Total stockholders' equity	130,471,286	123,833,529

Total Liabilities and Stockholders' Equity	$152,312,460	$148,757,022

The accompanying notes are an integral part of these financial statements

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Sales
Product	$24,846,032	$22,198,715	$49,953,572	$43,888,970
Services	6,428,890	6,024,779	12,029,039	11,679,384
	31,274,922	28,223,494	61,982,611	55,568,354
Cost of goods sold
Product	11,721,570	9,692,932	22,463,924	19,358,201
Services	2,244,982	2,929,973	4,846,440	5,903,544
	13,966,552	12,622,905	27,310,364	25,261,745
Gross profit	17,308,370	15,600,589	34,672,247	30,306,609

Costs and expenses
Research and development	2,572,764	1,804,574	4,741,473	3,606,635
Selling, general and administrative	8,897,955	8,759,067	18,588,823	17,231,915
	11,470,719	10,563,641	23,330,296	20,838,550
Operating income	5,837,651	5,036,948	11,341,951	9,468,059

Other income (expense)
Interest income, net	546,833	610,366	1,147,899	1,101,659
Foreign currency transaction losses	(187,658)	(127,415)	(215,826)	(245,269)
Other	22,747	41,604	(253,032)	37,982
	381,922	524,555	679,041	894,372
Income before income taxes	6,219,573	5,561,503	12,020,992	10,362,431
Income taxes	2,123,517	1,927,944	4,126,366	3,571,434
Net income	$4,096,056	$3,633,559	$7,894,626	$6,790,997

Earnings per common share
Basic	$0.20	$0.18	$0.38	$0.33
Diluted	$0.19	$0.17	$0.37	$0.32

Weighted average number of common
shares outstanding
Basic	20,878,049	20,742,794	20,934,889	20,568,492
Diluted	21,491,704	21,616,908	21,470,288	21,341,528

Comprehensive Income
Net Income	$4,096,056	$3,633,559	$7,894,626	$6,790,997
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(261,981)	(10,539)	227,522	(7,734)
Unrealized Loss on Available-for-Sale Securities	-	-	(128,000)	-
Comprehensive Income	$3,834,075	$3,623,020	$7,994,148	$6,783,263

The accompanying notes are an integral part of these financial statements

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$7,894,626	$6,790,997
Adjustments to reconcile net income to net cash provided
by operating activities:
Deferred income taxes	-	1,195,155
Depreciation	2,265,759	1,633,986
Amortization	1,063,560	544,355
Stock based compensation	635,218	482,000
Gain on disposal of property and equipment	(100,135)	-
Loss on write-down of investment	390,000	-
Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	(8,169,190)	(2,512,198)
Inventories	(5,451,086)	(1,687,139)
Net investment in sales-type leases	(437,939)	(439,602)
Prepaid expenses	(888,264)	223,081
Other assets	686,530	(151,984)
Accounts payable and other current liabilities	(3,998,976)	786,171
Unearned revenues	958,538	1,777,670
Excess tax benefit from stock options	(18,747)	-
Net cash provided by (used in) operating activities	(5,170,106)	8,642,492

Cash flows from investing activities
Proceeds from sale of investments	17,386,941	4,734,667
Proceeds from sale of property and equipment	296,252	-
Purchases of investments	-	(13,178,956)
Acquisition of property and equipment	(4,188,337)	(5,188,789)
Acquisition of intangible and other assets	(1,132,354)	(1,101,470)
Net cash provided by (used in) investing activities	12,362,502	(14,734,548)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	1,921,180	7,617,430
Excess tax benefit from stock options	18,747	-
Purchase of treasury stock	(3,954,698)	-
Net cash provided by (used in) financing activities	(2,014,771)	7,617,430

Effect of exchange rate changes on cash	143,555	(7,735)
Net increase in cash and cash equivalents	5,321,180	1,517,639
Cash and cash equivalents, beginning of year	16,211,771	12,509,861
Cash and cash equivalents, end of period	$21,532,951	$14,027,500

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$4,830,600	$2,502,400
Transfer of fixed assets to inventory	227,985	171,668
Transfer of temporary impairment of investment to Other
Comprehensive Income (net of $67,000 related to taxes)	128,000	-

The accompanying notes are an integral part of these financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2 Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes 1) a single definition of fair value and a framework for measuring fair value; 2) sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements; and 3) requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, removes leasing transactions from the scope of SFAS No. 157 and defers its effective date for one year relative to certain nonfinancial assets and liabilities.

The application of the definition of fair value and related disclosures of SFAS No.157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of 1) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually); and 2) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition and the disclosures required by it are provided in Note 9 – Fair Value Measurements.

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

In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF No. 07-3 was effective for new arrangements entered into beginning January 1, 2008. The adoption of EITF No. 07-3 had no impact on the Company’s consolidated results of operations or financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit-risk related. SFAS No. 161 is effective for the Company beginning January 1, 2009 on a prospective basis. The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.

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

As the Company reported in its Form 10-K for the year ended December 31, 2007, it finished 2007 with approximately $18.8 million of investments in auction rate securities. During the quarter ended March 31, 2008, the Company had reduced its investment in such securities to $4.5 million and has maintained this holding through June 30, 2008.

Approximately $2.5 million, of the Company’s auction rate securities held at June 30, 2008, are double A rated, insured by a highly rated insurance company and included in the Balance Sheet caption “Long-term investments”. The remaining $2.0 million in auction rate securities consisted of an investment in a Jefferson County, Alabama municipal bond that has seen its rating reduced to triple C from triple A. In order to help the Company determine the carrying value of these investments, it hired outside consultants to qualitatively and quantitatively evaluate its auction rate securities portfolio.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With the assistance of the outside consultants, the Company’s management determined that the initial $2.6 million investment in the Jefferson County, Alabama municipal bond had incurred both a temporary and other-than-temporary impairment. As a result of this determination, the Company took a pretax charge of approximately $390,000 against “Other income (expense)” for the other-than-temporary impairment and recognized an additional pre-tax fair value adjustment of $195,000 against “Other comprehensive income” for the temporary impairment during the quarter ended March 31, 2008. During the quarter ended June 30, 2008, the Company reevaluated the carrying value of these investments and found no new information that would indicate further reductions in the fair value were necessary. The resulting fair value of the Jefferson County, Alabama municipal bond of approximately $2.0 million is included in the Balance Sheet caption “Long term investments – Available for sale securities.”

Note 4 Inventories

Inventories consisted of the following at June 30, 2008 and December 31, 2007 respectively:

	2008	2007
Raw materials	$11,742,039	$6,060,801
Finished goods	6,708,267	6,710,434
Total inventory	$18,450,306	$12,771,235

Note 5 Material Commitments

The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied in the ensuing twelve-month period. These commitments amount to approximately $14.4 million, some of which contain non-cancellation clauses.

Note 6 Earnings per Common Share

The Company complies with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share.” The difference between the number of shares used to compute basic earnings per common share and diluted earnings per common share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. The additional shares were as follows for the respective periods:

	Periods Ended June 30,
	Three Months		Six Months
	2008	2007	2008	2007
Additional Shares	613,655	874,114	535,399	773,036

A total of 262,000 options were excluded from the dilution calculation for the three and six month periods ended June 30, 2008 since their inclusion would not have had a dilutive effect.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following stock options were exercised for the respective periods:

	Periods Ended June 30,
	Three Months		Six Months
	2008	2007	2008	2007
Proceeds from exercise of stock options	$2,001,866	$3,563,607	$2,063,495	$7,190,127
Number of options exercised	141,700	134,300	147,500	302,595
Weighted average share price	$14.13	$26.53	$13.99	$23.76

Tax benefit recognized in stockholders'
equity from stock option exercises	$41,881	$891,491	$41,881	$1,589,982

During the quarter ended March 31, 2008, net shares of 59,639 were issued as a result of the exercise of warrants. Stock warrants totaling 139,500 shares were exercised at an average price of $11.99 per share; 79,861 shares were surrendered as payment, in lieu of cash, at an average price of $20.95 per share. No stock warrants were issued during the six months ended June 30, 2008 or for the six-month period in the prior year.

Note 7 Stock-Based Compensation

The Company records compensation expense associated with stock-based awards in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment (SFAS No.123R) as interpreted by SEC Staff Accounting Bulletin (SAB) No. 110.” The stock-based compensation expense amount recorded and associated future income tax benefit were as follows for the respective periods:

	Period Ended June 30,
	Three Months		Six Months
	2008	2007	2008	2007
Stock-based compensation expense	$(319,823)	$(178,949)	$(635,218)	$(482,000)
Future income tax benefit	52,218	47,546	106,218	138,688
	$(267,605)	$(131,403)	$(529,000)	$(343,312)

Options for 6,000 shares were granted in the six months ended June 30, 2008 and no options were granted in the six months ended June 30, 2007.

Note 8 Income Taxes

The effective tax rate of 34.1% for the three months ended June 30, 2008 is slightly lower than the 34.7% effective rate for the same period in 2007 due to favorable impacts from the manufacturer’s tax deduction and tax-free interest income. This has been partially offset by the January 1, 2008 expiration of the federal research and development credit. The rate for the six-months ended June 30, 2008 is in a similar range as the same year-ago period as the favorable impacts from the manufacturer’s tax deduction and tax-free interest income were offset by the expiration of the research and development credit.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This interpretation, as required to be adopted on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Implementation of FIN No. 48 on January 1, 2007 resulted in no adjustment to the income tax liability. As of the date of adoption, the total amount of unrecognized tax benefits was $563,000. These unrecognized tax benefits include an estimate for interest and penalties totaling $52,000, both of which the Company classifies as a component of income tax expense.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 Fair Value Measurements

As discussed in Note 2 - Recently Issued Accounting Pronouncements, the Company adopted SFAS No. 157, (as impacted by FSP Nos. 157-1 and 157-2) effective January 1, 2008, with respect to fair value measurements of 1) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and 2) all financial assets and liabilities.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs:

Auction rate securities
Beginning balance (December 31, 2007)	$18,800,000
Total gains or (losses):
Included in earnings	(390,000)
Included in other comprehensive income	(195,000)
Settlements	(13,725,000)
Transfers in and/or out of Level 3	-
Ending balance (June 30, 2008)	$4,490,000

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
During the quarter ended June 30, 2008, the Company had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 2 - Recently Issued Accounting Pronouncements, the aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 until January 1, 2009 relates to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leader in the rapid prototyping (“RP”) and three-dimensional (“3D”) printing markets. We develop, manufacture, market, and service a family of 3D printers and high-performance RP systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer-aided design (“CAD”) workstation. Our high-performance systems are used both to create prototype models as well as to produce parts for end-user applications, which is referred to as direct digital manufacturing (“DDM”). Our 3D printers and high-performance systems can be used in office environments without expensive facility modification. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes as well as end-use-parts directly from a designer’s 3D CAD in a matter of hours. In addition to selling RP systems and 3D printers, through our Paid Parts service we make and sell physical models, tooling and prototypes for RP and DDM applications based on our customers’ CAD files. We estimate that approximately 30% of our high-end sales are used for DDM applications.

For the quarter ended June 30, 2008, our revenues increased to approximately $31.3 million, a 11% increase over the approximately $28.2 million that we reported in the second quarter of 2007. Revenues derived from products increased 12% in the quarter ended June 30, 2008, as compared with the quarter ended June 30, 2007. The number of units that we shipped in the quarter decreased by approximately 4% to 540 units as compared with 564 units shipped in the second quarter of 2007. Despite a reduction in units shipped during the quarter, revenue increased as a result of a favorable mix of high-end systems. Gross profit increased by 11% to $17.3 million for the second quarter of 2008, when compared to $15.6 million for the same period in the prior year. The gross profit increase was primarily due to growth in our proprietary consumables and a 31% increase in the revenues from our high-end proprietary systems.

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

We believe that we are successfully implementing our marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market. Our sales growth in the first six months of 2008 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace.

Our strategy for the remainder of 2008 will be to continue to expand our position in the 3D printing market through increased sales of our Dimension product line (our low-cost 3D printers). In February 2008, we introduced the Dimension 1200es SST and BST priced at $34,900 and $26,900 respectively. These replace the Dimension 1200’s and offer the same, more durable ABS plus modeling material as our Dimension Elite. We now have five Dimension models ranging in price from $18,900 to $34,900. With the introduction of the Dimension SST in February 2004, we initiated a highly successful distributor program involving resellers purchasing demonstration systems with extended payment terms on both the Dimension SST and Dimension BST. While the program impacted our accounts receivable days sales outstanding (“DSO”) during portions of the past four years, it proved an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program in 2008. Again, this program adversely impacted our DSO in the first six months of 2008 as we expected. However, we believe our distributor program is an integral part of our strategy to expand the 3D printing market.

Our strategy also includes the expansion of our position in the RP market through the growth of our high performance systems, represented principally by our FDM 200mc, 360mc, 400mc, and 900mc, Titan, Vantage and Maxum systems. Prices for our FDM systems now range from $85,000 for the base model 360mc to $400,000 for the fully equipped 900mc.

We also have opportunities for DDM. DDM involves the manufacture of parts fabricated directly from systems that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turn-around, and for which tooling would not be appropriate due to small volumes.

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

During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 500 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. We delivered our first prototype in December 2006. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three months ended March 31, 2008 and six months ended June 30, 2007, we offset approximately $280,000 and $449,000, respectively, of R&D expenses with payments received from this customer. No additional payments were received in the second quarter of 2008 as all of our obligations of the original order were met. Based on the success of this new technology, we announced on July 7th, 2008 that we received an order in May 2008 from this company for an additional five units, of which three have shipped in May and June 2008.

Our balance sheet continues to be strong. As of June 30, 2008, our cash and investment position was approximately $49 million, with no debt. We believe that we have adequate liquidity to fund our growth strategy for the remainder of 2008.

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

Three and Six Month Periods Ended June 30,

	Three Months		Six Months
	2008	2007	2008	2007
Net sales	100%	100%	100%	100%
Cost of sales	44.7%	44.7%	44.1%	45.5%
Gross profit	55.3%	55.3%	55.9%	54.5%
Research and development	8.2%	6.4%	7.6%	6.5%
Selling, general, and administrative	28.5%	31.0%	30.0%	31.0%
Operating income	18.7%	17.8%	18.3%	17.0%
Other income (expense)	1.2%	1.9%	1.1%	1.6%
Income before income taxes	19.9%	19.7%	19.4%	18.6%
Income taxes	6.8%	6.8%	6.7%	6.4%
Net income	13.1%	12.9%	12.7%	12.2%

Net Sales

Net sales of our products and services and changes in net sales were as follows:

Three and Six Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2008	2007	period change	2008	2007	period change
Products	$24,846	$22,199	11.9%	$49,954	$43,889	13.8%
Services	6,429	6,025	6.7%	12,029	11,679	3.0%
	$31,275	$28,224	10.8%	$61,983	$55,568	11.5%

For the six months ended June 30, 2008 compared to the same year-ago period, the decrease in unit volume was more than offset by a change in mix that favored high-end proprietary systems as well as higher priced 3D printers. We believe our unit volume was adversely impacted by domestic economic conditions. Dimension system revenue decreased 4%. Several customers have delayed their purchasing decisions due to economic conditions, but we believe we continue to maintain our market leadership position. Sales of our high-productivity proprietary systems increased 31% driven by new product introductions over the past twelve months and an expansion in marketing to DDM applications. Revenues from our proprietary consumables increased 17% due to our expanding installed base of systems.

Overall service revenue increased 7% in the second quarter of 2008 compared to the same year-ago period. We recognized no distributed-product-related service revenue during the second quarter of 2008 compared to $323,000 in the second quarter of 2007. Excluding distributed-product-related service revenue, total service revenue increased 17% over the same prior-year period. Paid parts revenue increased by 5% in the second quarter of 2008 compared with the second quarter of 2007 and grew 25% compared with the first quarter of 2008. This growth is a result of new marketing initiatives implemented in the second quarter resulting in a 43% increase in new registrations and an increase of 53% in orders from new customers. We believe these initiatives will have a positive impact on the paid parts operations for the remainder of 2008.

North American sales, which include Canada and Mexico, accounted for approximately 52% and 56% of total revenue in the six months ended June 30, 2008 and 2007, respectively. This decline in sales percentage is primarily due to the discontinuation of the North American product distribution agreements with Arcam and Objet as well as a strengthening of the Euro and other foreign currencies as compared the U.S. Dollar. Distributed system, consumable and maintenance sales were approximately $105,000 in the second quarter of 2008 compared to $367,000 in the second quarter of 2007. International sales grew 18% for the six months ended June 30, 2008 compared to the same period in the prior year. The international increase was led by strong sales for all our products, but particularly our high-end systems in both Europe and the Asia Pacific region.

Whereas we expect to report higher revenues and profits in 2008 over the results achieved in 2007, declining economic conditions could adversely impact our future sales and profitability.

Gross Profit

Gross profit and gross profit as a percentage of sales for our products and services, as well as the percentage changes in gross profit were as follows:

Three and Six Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2008	2007	period change	2008	2007	period change
Products	$13,124	$12,506	4.9%	$27,489	$24,531	12.1%
Services	4,184	3,095	35.2%	7,183	5,776	24.4%
	$17,308	$15,601	10.9%	$34,672	$30,307	14.4%

The gross profit percentage in the second quarter was the same as the prior year. Product gross margins were favorably impacted by the growth in our proprietary consumables partially offset by the sales of entry level high-end systems, legacy high-end systems that we are discontinuing, and sales of 3D printers into educational grant programs where we experience a lower average selling price. The gross margin for the six-months benefited from a favorable sales mix within our high performance systems as the increase in our sales of proprietary high performance systems more than offset the decline in the sales of distributed products.

Service gross margin were favorably impacted by a lower cost associated with our maintenance contracts as well as the increase in sales of our paid parts business. Service gross margins in 2007 were negatively impacted by services associated with our distributed products. We incurred no service costs in the second quarter of 2008 associated with previously distributed products. As we have indicated in the past, our distributed products had relatively low gross margins as compared to our proprietary products

Operating Expenses

Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses were as follows:

Three and Six Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2008	2007	period change	2008	2007	period change
Research & development	$2,573	$1,805	42.5%	$4,741	$3,607	31.4%
Selling, general & admin	8,898	8,759	1.6%	18,589	17,232	7.9%
	$11,471	$10,564	8.6%	$23,330	$20,839	12.0%

Research and development expense increased by 43% and 31% for the three and six months ended June 30, 2008, respectively, compared to the same period in the prior year, as we remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms. Increases were primarily the result of increases in engineering headcounts and material spending partially offset by the capitalization of internally developed software during the six months ended June 30, 2008. Capitalized research and development expenditures for the six months ended June 30, 2008 related to internally developed software decreased to $947,000 from $991,000 for the same period in the prior year.

During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 500 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. We delivered our first prototype in December 2006. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three months ended March 31, 2008 and six months ended June 30, 2007, we offset approximately $280,000 and $449,000, respectively, of R&D expenses with payments received from this customer. No additional payments were received in the second quarter of 2008 as all of our obligations of the original order were met. Based on the success of this new technology, we announced on July 7th, 2008 that we received an order in May 2008 from this company for an additional five units, of which three have shipped in May and June 2008. While we remain committed to these plans, we have initiated cost reductions that should lessen the growth in R&D expenses in the remainder of 2008.

Selling, general and administrative expenses increased $139,000, or 1.6%, for the three months ended June 30, 2008 compared to the same year-ago period. The comparable 2007 amount of $8.8 million included a $564,000 bad debt charge related to the bankruptcy of an Italian distributor. Without this charge in the prior year, 2008 selling, general and administrative expenses would have increased $703,000, or 8.6%. This increase resulted from additional spending to support our growth including spending for process improvements. Selling, general and administrative expenses increased 7.9% for the six months ended June 30, 2008 compared to the same period in the prior year. The increase resulted from additional spending to support our growth including spending for process improvements. We expect the growth in selling, general and administrative expenses to continue over the remainder of 2008.

Operating Income

Operating income and operating income as a percentage of sales, as well as the percentage changes in operating income, were as follows:

Three and Six Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2008	2007	period change	2008	2007	period change
Operating income	$5,838	$5,037	15.9%	$11,342	$9,468	19.8%
Percentage of sales	18.7%	17.8%		18.3%	17.0%

Operating income increased by 16% and 20% for the three and six months ended June 30, 2008, respectively, compared to the same period in the prior year. These increases are primarily due to the increase in net sales, changes in the product mix and other factors cited above.

Other Income (Expense)

Other income (expense) as a percentage of sales and changes in other income (expense) were as follows:

Three and Six Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2008	2007	period change	2008	2007	period change
Interest income	$547	$610	(10.3%)	$1,148	$1,102	4.2%
Foreign currency transaction losses	(188)	(127)	48.0%	(216)	(245)	(11.8%)
Other	23	42	(45.2%)	(253)	38	(765.8%)
	$382	$525	(27.2%)	$679	$895	(24.1%)

Percentage of sales	1.2%	1.9%		1.1%	1.6%

Interest income decreased for the three month period ended June 30, 2008 compared to the same year-ago periods due to a decrease in our cash and investments and lower interest rates. Interest income increased for the six month period ended June 30, 2008 compared to the same year-ago periods due to an increase in cash and investments. Foreign currency transaction gains and losses are principally due to currency fluctuations between the US dollar and the Euro. We enter into 30-day forward contracts to hedge our foreign currency exposure. We hedged only a portion of our foreign currency exposure and the resulting loss was due to the weakening of the US dollar relative to the Euro. Our strategy is to continue to hedge our estimated Euro denominated accounts receivable position throughout the remainder of 2008. At June 30, 2008, we had approximately €5.8 million in Euro-denominated receivables and a €4.6 million 30-day forward contract.

Other income (expense) for the six months ended June 30, 2008 includes a $390,000 charge related to our investment in auction rate securities. This charge was taken in the first quarter of 2008 and we recorded no charge in the second quarter of 2008, but continue to evaluate the carrying value of these securities. Given the current environment, we believe we have been proactive in evaluating the fair value of our cash and investments. As we reported in our Annual Report on Form 10-K, we finished 2007 with approximately $18.8 million in auction rate securities, but we have reduced our position to $4.5 million as of June 30, 2008.

Approximately $2.5 million of our auction rate securities held at June 30, 2008, are triple A rated and insured by a highly rated insurance company. The remaining $2.0 million in auction rate securities is an investment in a Jefferson County, Alabama municipal bond that has seen its rating reduced to triple C from triple A. In order to help us determine the carrying value of these investments, we hired outside consultants to qualitatively and quantitatively evaluate our auction rate securities portfolio.

With the assistance of the outside consultants, we determined that our initial $2.6 million investment in the Jefferson County, Alabama municipal bond had incurred both a temporary and other-than-temporary impairment. As a result, we took a pre-tax charge of approximately $390,000 against “Other income (expense)” for the other-than-temporary impairment and recognized an additional pre-tax fair value adjustment of $195,000 against “Other comprehensive income” for the temporary impairment during the quarter ended March 31, 2008. During the quarter ended June 30, 2008, we reevaluated the carrying value of these investments and found no new information that would indicate further reductions in the fair value were necessary.

Income Taxes

Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage changes, were as follows:

Three and Six Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2008	2007	period change	2008	2007	period change
Income taxes	$2,124	$1,928	10.2%	$4,126	$3,571	15.5%
Percentage of income before taxes	34.1%	34.7%		34.3%	34.5%

Income tax expense increased with the increase in income before income taxes. The effective tax rate for the three months ended June 30, 2008 is slightly lower than the 2007 period because of favorable impacts from the manufacturer’s tax deduction and tax-free interest income. This has been partially offset by the January 1, 2008 expiration of the federal research and development credit. The rate for the six-months ended June 30, 2008 is in a similar range as the same year-ago period as the favorable impacts from the manufacturer’s tax deduction and tax-free interest income were offset by the expiration of the research and development credit.

Net Income

Net income and net income as a percent of sales, as well as the percentage changes in net income, were as follows:

Three and Six Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2008	2007	period change	2008	2007	period change
Net income	$4,096	$3,634	12.7%	$7,895	$6,791	16.3%
Percentage of sales	13.1%	12.9%		12.7%	12.2%

Net income increased for the three and six months ended June 30, 2008 compared to the same year-ago periods primarily due to a favorable product mix.

Liquidity and Capital Resources
(unaudited)

A summary of our consolidated interim statements of cash flows for the six months ended June 30, 2008 and 2007 are as follows:

(In Thousands)
	2008	2007
Net income	$7,895	$6,791
Deferred income taxes	-	1,195
Depreciation and amortization	3,329	2,178
Gain on sale of equipment	(100)	-
Loss on impariment of investment	390	-
Stock-based compensation	635	482
Changes in operating assets and liabilities	(17,319)	(2,004)
Net cash provided (used) by operating activities	(5,170)	8,642

Net cash provided by (used in) investing activities	12,362	(14,735)
Net cash provided (used) by financing activities	(2,015)	7,617
Effect of exchange rate changes on cash	144	(7)
Net increase in cash and cash equivalents	5,321	1,517
Cash and cash equivalents, beginning of period	16,212	12,510
Cash and cash equivalents, end of period	$21,533	$14,027

We decreased our cash, cash equivalents and investment balances to approximately $48.7 million at June 30, 2008, from approximately $61.4 million at December 31, 2007. We increased our long-term investments, consisting principally of municipal bonds and illiquid auction rate securities, to $20.0 million compared to $18.0 million at December 31, 2007. The $2.0 million increase is due to $4.5 million of auction rate securities being classified as long-term at June 30, 2008 partially offset by maturities of municipal bonds during the quarter ended June 30, 2008.

In the six months ended June 30, 2008, net cash used by our operating activities amounted to approximately $5.2 million compared with providing cash of approximately $8.6 million during the comparable 2007 period. We generated cash from our net income, as adjusted to exclude the effects of non-cash charges. However, cash was used by changes in operating assets and liabilities; principally a $5.7 million increase in inventory and an $8.2 million increase in accounts receivable.

Our net accounts receivable balance increased to approximately $34.5 million at June 30, 2008 from approximately $26.3 million as of December 31, 2007. This increase was principally due to the introduction of the 1200es SST and BST in February 2008 which temporarily increased the number of reseller demo units that were purchased on 180-day payment terms and is consistent with prior practices. We believe that we have recorded adequate allowances for any collectibility issues in our accounts receivable balance.

At June 30, 2008, our inventory balance increased significantly to $18.5 million compared with approximately $12.8 million at December 31, 2007. The increase is primarily due to:

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

Our investing activities provided cash of approximately $12.4 million. During the second quarter of 2008, as investments matured, we reinvested the proceeds into a United States Treasury money market that is a cash equivalent. We used cash for fixed asset additions of approximately $4.2 million and payments for other investments of approximately $1.1 million. Net cash used for payments for intangible assets and other investments included patents and capitalized software. Much of the capital expenditure in 2008 has been for equipment required by the growing components of our business, including manufacturing fixtures for new products, consumable manufacturing, and Paid Parts, and for improvements to our facilities. We are renovating portions of our buildings to operate more efficiently.

Our financing activities used cash of approximately $4.0 million principally for repurchasing of our common stock. During the six months ended June 30, 2008, we repurchased approximately 221,000 shares for approximately $4.0 million at an average purchase price of $17.88. For the remainder of 2008, we expect to use our cash as follows:

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

As of June 30, 2008, we had gross accounts receivable of approximately $35.7 million less an allowance of approximately $1.3 million for returns and doubtful accounts. Over our history, bad debt expense has generally been small as a percentage of sales. However, at June 30, 2008, large balances were concentrated with certain international distributors. Default by one or more of these distributors could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of their current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to approximately $90.4 million at June 30, 2008, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to approximately $21.8 million and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years and current quarter.

Foreign Currency Transactions

We invoice sales to certain European distributors in Euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the six months ended June 30, 2008 and 2007, the net loss on foreign currency transactions amounted to approximately $295,000 and $127,000, respectively. During the quarter ended June 30, 2008, we hedged between €4.0 million and €4.6 million of our accounts receivable that were denominated in Euros. The hedge resulted in a currency translation loss of approximately $298,000 for that period. Our strategy is to hedge the majority of our Euro-denominated accounts receivable position throughout the remainder of 2008 on a month to month basis. We will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our sales from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

Critical Accounting Policies

We have prepared our consolidated interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required us to make estimates, judgments, and assumptions that affected the amounts we reported.

We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, if we had used different assumptions or different conditions existed, our financial condition or results of operations could have been materially different. The critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our consolidated interim financial statements are described in our Annual Report on Form 10-K for 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days and are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short and long-term investments are invested in auction rate securities municipal government bonds, and certificates of deposit that bear interest at rates of 2.6% to 6.75%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

We have not historically hedged sales from or expenses incurred by our European operations that have a functional currency in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the euro could increase or decrease our income before taxes by less than $0.4 million for the continued maintenance of our European facility. In the quarter ended June 30, 2008 we hedged between €4.0 million and €4.6 million of our accounts receivable balances that were denominated in Euros. A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease income before taxes by between $0.8 million and $1.3 million.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the securities Exchange Act of 1934).

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 8, 2008, we held our 2008 Annual Meeting of Stockholders. The following directors, constituting all of our directors, were elected at the meeting to serve until their respective successors are duly elected and qualified. The directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

	For Election	Withheld Authority
S. Scott Crump	19,493,854	341,188
Ralph E. Crump	19,060,077	774,965
Edward J. Fierko	18,631,479	1,203,563
John McEleney	19,664,026	171,016
Clifford H. Schwieter	18,631,559	1,203,483
Arnold J. Wasserman	18,133,184	1,701,858

In addition, our stockholders approved the Stratasys, Inc. 2008 Long-Term Performance and Incentive Plan (“2008 Plan”). The following number of votes were cast for or against the 2008 Plan or abstained from voting:

For: 8,788,063	Against: 7,835,067	Abstain: 45,606

Item 6. Exhibits

(a)	Exhibits.

	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

	32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	Stratasys, Inc.

	By:	/s/ Robert F. Gallagher
Robert F. Gallagher
Chief Financial Officer