Form 10-Q
period 2008-09-30
STRATASYS INC
filed 2008-11-10
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

As of November 3, 2008 the Registrant had 20,216,897 shares of common stock, $.01 par value issued and outstanding.

Stratasys, Inc.

Table of Contents
		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	1

	Consolidated Statements of Operations and Comprehensive Income for the	2
	three and nine months ended September 30, 2008 and 2007

	Consolidated Statements of Cash Flows for the nine months ended	3
	September 30, 2008 and 2007

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

Part II.	Other Information

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	21

Signatures		22

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$16,914,916	$16,211,771
Short-term investments	6,058,366	27,257,592
Accounts receivable, less allowance for returns and
doubtful accounts of $1,088,316 in 2008 and $1,205,621 in 2007	31,493,285	26,307,053
Inventories, net	19,770,800	12,771,235
Net investment in sales-type leases	5,417,846	3,256,953
Prepaid expenses and other current assets	2,801,944	2,507,316
Deferred income taxes	711,000	711,000
Total current assets	83,168,157	89,022,920

Property and equipment, net	29,154,778	26,577,362

Other assets
Intangible assets, net	8,411,960	8,063,319
Net investment in sales-type leases	2,609,972	4,101,682
Deferred income taxes	786,000	719,000
Long-term investments - available for sale securities	1,940,000	-
Long-term investments	17,444,352	17,965,489
Other	1,623,873	2,307,250
Total other assets	32,816,157	33,156,740

Total Assets	$145,139,092	$148,757,022

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$12,834,173	$13,959,022
Unearned revenues	12,093,827	10,964,471
Total current liabilities	24,928,000	24,923,493

Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000
shares, issued 25,906,026 shares in 2008 and
25,610,654 shares in 2007	259,060	256,108
Capital in excess of par value	91,232,771	87,023,541
Retained earnings	67,888,374	56,284,182
Accumulated other comprehensive income (loss)	(164,688)	172,073
Less cost of treasury stock, 5,687,631 shares in 2008 and
4,600,056 shares in 2007	(39,004,425)	(19,902,375)
Total stockholders' equity	120,211,092	123,833,529

Total Liabilities and Stockholders' Equity	$145,139,092	$148,757,022

The accompanying notes are an integral part of these financial statements

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales
Product	$23,965,510	$20,690,590	$73,919,081	$64,579,560
Services	6,603,918	5,772,882	18,632,957	17,452,266
	30,569,428	26,463,472	92,552,038	82,031,826
Cost of goods sold
Product	12,048,155	9,787,018	34,512,079	29,145,219
Services	2,706,835	3,187,655	7,553,275	9,091,199
	14,754,990	12,974,673	42,065,354	38,236,418
Gross profit	15,814,438	13,488,799	50,486,684	43,795,408

Costs and expenses
Research and development	2,100,349	1,964,619	6,841,822	5,571,254
Selling, general and administrative	8,415,988	7,435,325	27,004,811	24,667,240
	10,516,337	9,399,944	33,846,633	30,238,494
Operating income	5,298,101	4,088,855	16,640,051	13,556,914

Other income (expense)
Interest income, net	498,831	629,074	1,646,730	1,730,733
Foreign currency transaction losses	(83,794)	(101,250)	(299,620)	(346,518)
Other	(33,560)	(2,651)	(286,592)	35,330
	381,477	525,173	1,060,518	1,419,545
Income before income taxes	5,679,578	4,614,028	17,700,569	14,976,459
Income taxes	1,970,011	1,377,038	6,096,378	4,948,472
Net income	$3,709,567	$3,236,990	$11,604,191	$10,027,987

Earnings per common share
Basic	$0.18	$0.15	$0.56	$0.48
Diluted	$0.18	$0.15	$0.54	$0.47

Weighted average number of common
shares outstanding
Basic	20,616,338	20,939,735	20,829,338	20,693,597
Diluted	21,021,417	21,813,829	21,354,073	21,519,903

Comprehensive Income
Net Income	$3,709,567	$3,236,990	$11,604,191	$10,027,987
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(436,312)	188,848	(208,761)	181,114
Unrealized Loss on Available-for-Sale Securities	-	-	(128,000)	-
Comprehensive Income	$3,273,255	$3,425,838	$11,267,430	$10,209,101

The accompanying notes are an integral part of these financial statements

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$11,604,192	$10,027,987
Adjustments to reconcile net income to net cash provided
by operating activities:
Deferred income taxes	-	32,476
Depreciation	3,491,079	2,580,350
Amortization	1,584,899	869,700
Stock based compensation	956,504	723,000
Gain on disposal of property and equipment	(100,135)	-
Loss on write-down of investment	440,000	-
Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	(5,191,307)	(200,884)
Inventories	(6,760,585)	(2,826,344)
Net investment in sales-type leases	(669,183)	(586,593)
Prepaid expenses	(294,628)	576,960
Other assets	683,375	(212,073)
Accounts payable and other current liabilities	(1,082,968)	2,016,512
Unearned revenues	1,129,356	298,807
Excess tax benefit from stock options	(18,747)	-
Net cash provided by operating activities	5,771,852	13,299,898

Cash flows from investing activities
Proceeds from sale of investments	19,048,190	6,479,027
Proceeds from sale of property and equipment	296,252	-
Purchases of investments	-	(11,619,938)
Acquisition of property and equipment	(6,515,097)	(8,124,591)
Acquisition of intangible and other assets	(1,863,549)	(2,465,507)
Net cash provided by (used in) investing activities	10,965,795	(15,731,009)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	3,216,009	8,956,176
Excess tax benefit from stock options	18,747	-
Purchase of treasury stock	(19,104,261)	-
Net cash provided by (used in) financing activities	(15,869,505)	8,956,176

Effect of exchange rate changes on cash	(164,999)	181,114
Net increase in cash and cash equivalents	703,144	6,706,179
Cash and cash equivalents, beginning of year	16,211,771	12,509,861
Cash and cash equivalents, end of period	$16,914,915	$19,216,040

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$6,479,089	$6,017,546
Transfer of fixed assets to inventory	238,980	121,050

The accompanying notes are an integral part of these financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2 Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes 1) a single definition of fair value and a framework for measuring fair value; 2) sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements; and 3) requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, removes leasing transactions from the scope of SFAS No. 157 and defers its effective date for one year relative to certain nonfinancial assets and liabilities.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF No. 07-3 was effective for new arrangements entered into beginning January 1, 2008. The adoption of EITF No. 07-3 had no impact on the Company’s consolidated results of operations or financial condition.

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

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”), which discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon 1) existing authoritative pronouncements; 2) analogy to such pronouncements if not within their scope; or 3) a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF No. 07-1 to have a material impact on its consolidated results of operations or financial condition.

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

As the Company reported in its Form 10-K for the year ended December 31, 2007, it finished 2007 with approximately $18.8 million of investments in auction rate securities. As of September 30, 2008, the Company had reduced its investment in such securities to $4.4 million.

Approximately $2.5 million of the Company’s auction rate securities held at September 30, 2008, are double A rated, insured by a highly rated insurance company and included in the Balance Sheet caption “Long-term investments”. The remaining $1.9 million in auction rate securities consists of an investment in a Jefferson County, Alabama, municipal bond that has seen its rating reduced to triple C from triple A. In order to help the Company determine the carrying value of these investments, the Company hired outside consultants to qualitatively and quantitatively evaluate its auction rate securities portfolio.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With the assistance of the outside consultants, the Company’s management determined that the investment in the Jefferson Count municipal bond had been impaired and the Company recognized a pre-tax charge of $390,000 included in “other income (expense)” in the first quarter for the portion of the impairment deemed to be other-than-temporary and a pre-tax fair value adjustment of $195,000 reflected in “other comprehensive income (loss)” in the first quarter for the portion of the impairment deemed to be temporary. In the third quarter, the Company recorded an additional pre-tax charge of $50,000 included in “other income (expense)” for additional impairment that was deemed to be other-than-temporary. The carrying value of the investment of approximately $1.9 million is included on the Balance Sheet in the line item “Long term investments – available for sale securities.”

Note 4 Inventories

Inventories consisted of the following at September 30, 2008 and December 31, 2007 respectively:

	2008	2007
Raw materials	$14,046,488	$6,710,434
Finished goods	5,724,312	6,060,801
Total Inventory	$19,770,800	$12,771,235

Note 5 Material Commitments

The Company has signed material commitments with several vendors for fixed delivery of selected inventory expected to be supplied and used in production in the ensuing twelve-month period. These commitments amount to approximately $13.5 million, some of which contain non-cancellation clauses.

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

	Periods Ended September 30,
	Three Months		Nine Months
	2008	2007	2008	2007
Additional Shares	405,079	874,094	524,735	826,306

A total of 269,000 and 265,000 options were excluded from the dilution calculation for the three and nine-month periods ended September 30, 2008, respectively, since their inclusion would have an anti-dilutive effect.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following stock options were exercised for the respective periods:

	Periods Ended September 30,
	Three Months		Nine Months
	2008	2007	2008	2007
Proceeds from exercise of stock options	$1,152,514	$1,160,078	$3,216,009	$8,350,206
Number of options exercised	83,200	100,022	224,900	705,212
Weighted average share price	$13.85	$11.60	$14.30	$11.84

Tax benefit recognized in stockholders'
equity from stock option exercises	$-	$379,854	$41,881	$1,969,835

During the quarter ended March 31, 2008, net shares of 59,639 were issued as a result of the exercise of warrants. Stock warrants totaling 139,500 shares were exercised at an average price of $11.99 per share; 79,861 shares were surrendered as payment, in lieu of cash, at an average price of $20.95 per share. No stock warrants were issued during the nine months ended September 30, 2008 or for the nine-month period in the prior year.

During the quarter ended September 30, 2008, the Company repurchased approximately 866,000 shares of common stock for a total of approximately $15.1 million at an average purchase price of $17.45. During the nine months ended September 30, 2008, the Company repurchased approximately 1.1 million shares of common stock for a total of approximately $19.1 million at an average purchase price of $17.53. As of September 30, 2008, the Company has approximately $11 million remaining on the current repurchase authorization.

Note 7 Stock-Based Compensation

The Company records compensation expense associated with stock-based awards in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No.123R), as interpreted by SEC Staff Accounting Bulletin (SAB) No. 110. The stock-based compensation expense amount recorded and associated future income tax benefit were as follows for the respective periods:

	Period Ended September 30,
	Three Months		Nine Months
	2008	2007	2008	2007
Stock-based compensation expense	$(321,285)	$(241,000)	$(956,503)	$(723,000)
Future income tax benefit	83,000	38,124	189,218	176,812
	$(238,285)	$(202,876)	$(767,285)	$(546,188)

Options for 10,000 shares were granted in the nine months ended September 30, 2008 and no options were granted in the nine months ended September 30, 2007. The income tax benefit reflected pertains only to stock-based compensation expense recorded on nonqualified stock options, net of any tax benefit derived from disqualifying dispositions of incentive stock options in the specific period.

Note 8 Income Taxes

The effective tax rate of 34.7% for the three months ended September 30, 2008 is higher than the 29.8% effective rate for the same period in 2007 due to favorable impacts from disqualifying dispositions of incentive stock options and an increase in the estimated research and development credit available during the quarter ended September 30, 2007. The effective tax rate of 34.4% for the nine months ended September 30, 2008 is higher than the 33.0% effective rate for the same year-ago period due to the expiration of the research and development credit, partially offset by the favorable impacts from the manufacturer’s tax deduction and tax-free interest income.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “Act”), which included a retroactive reinstatement of the federal research and development credit, was signed into law. The Act extends the federal research and development credit to December 31, 2009, and the Company is in the process of assessing the tax impact of this extension.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9 Fair Value Measurements

As discussed in Note 2 - Recently Issued Accounting Pronouncements, the Company adopted SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2), effective January 1, 2008, with respect to fair value measurements of 1) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and 2) all financial assets and liabilities.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:
For financial assets held by the Company as of January 1, 2008, fair value under SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) principally applied to available-for-sale marketable securities. These items were previously, and will continue to be, marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets. The Company does not have any financial liabilities that are subject to the provisions of SFAS No. 157. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2).

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs:

Auction rate securities
Beginning balance (December 31, 2007)	$18,800,000
Total gains or (losses):
Included in earnings	(440,000)
Included in other comprehensive income	(195,000)
Settlements	(13,725,000)
Transfers in and/or out of Level 3	-
Ending balance (September 30, 2008)	4,440,000
Classified as long-term investments	(2,500,000)
Classified as long-term investments - available for sale securities	$1,940,000

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
During the quarter ended September 30, 2008, the Company had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 2 - Recently Issued Accounting Pronouncements, the aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 until January 1, 2009 relates to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leader in the rapid prototyping (“RP”) and three-dimensional (“3D”) printing markets. We develop, manufacture, market, and service a family of 3D printers and high-performance RP systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a computer-aided design (“CAD”) workstation. Our high-performance systems are used both to create prototype models as well as to produce parts for end-user applications, which is referred to as direct digital manufacturing (“DDM”). We estimate that approximately 30% of the high-end systems that we sell are used for DDM applications. Our 3D printers and high-performance systems can be used in office environments without expensive facility modification. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes as well as end-use-parts directly from a designer’s 3D CAD in a matter of hours. In addition to selling RP systems and 3D printers, through our Paid Parts service we make and sell physical models, tooling and prototypes for RP and DDM applications based on our customers’ CAD files. We estimate that approximately 30% of our high-end sales are used for DDM applications.

For the quarter ended September 30, 2008, our revenues increased to approximately $30.6 million, a 16% increase over the approximately $26.5 million that we reported in the third quarter of 2007. Revenues derived from products increased 16% in the quarter ended September 30, 2008, as compared with the quarter ended September 30, 2007. The number of units that we shipped in the quarter decreased by approximately 5% to 497 units as compared with 521 units shipped in the third quarter of 2007. Despite a reduction in units shipped during the quarter, revenue increased as a result of the introduction of the 900mc, growth in our Paid Parts service and increased sales of consumables due to the growing installed base of systems. Gross profit increased by 17% to $15.8 million for the third quarter of 2008, when compared to $13.5 million for the same period in the prior year. The gross profit increase was primarily due to growth in our proprietary consumables and a 68% increase in the revenues from our high-end proprietary systems.

In 2007, we discontinued our distribution of Objet and Arcam, which carried a very low gross margin when compared with sales of our proprietary systems. Based on industry reports, we believe that since 2002 we have shipped more total RP systems than any other company in the world. We believe that our consumable sales should increase in future quarters due to the significant expansion of our active installed base over the past several years.

We believe that we are successfully implementing our marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market. Our sales growth in the first nine months of 2008 was derived from a number of industries, including consumer products, government agencies, educational institutions, electronics, general manufacturing, medical, automotive, and aerospace.

Our strategy for the remainder of 2008 will be to continue to expand our position in the 3D printing market through increased sales of our Dimension product line (our low-cost 3D printers). In February 2008, we introduced the Dimension 1200es SST and BST priced at $34,900 and $26,900, respectively. These replace the Dimension 1200’s and offer the same, more durable ABS plus modeling material as our Dimension Elite. We now have five Dimension models ranging in price from $18,900 to $34,900. With the introduction of the Dimension SST in February 2004, we initiated a highly successful distributor program involving resellers purchasing demonstration systems with extended payment terms on both the Dimension SST and Dimension BST. While the program impacted our accounts receivable days sales outstanding (“DSO”) during portions of the past four years, it proved an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program in 2008. Again, this program adversely impacted our DSO in the first nine months of 2008 as we expected. However, we believe our distributor program is an integral part of our strategy to expand the 3D printing market.

Our strategy also includes the expansion of our position in the RP market through the growth of our high performance systems, represented principally by our FDM 200mc, 360mc, 400mc, and 900mc, Titan, Vantage and Maxum systems. Prices for our FDM systems now range from $50,000 for the base model 200mc to over $400,000 for the fully equipped 900mc.

We also have opportunities for DDM. DDM involves the manufacture of parts fabricated directly from systems that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turn-around, and for which injection mold tooling would not be appropriate due to small volumes.

An emerging portion of the DDM market segment is the production of fabrication and assembly tools that aid in the customer’s production and assembly process. We believe this fabrication and assembly tool market is substantially larger than the $1.1 billion rapid prototyping market we currently serve. In addition, we have seen a growing number of applications for end-use parts.

As our installed base has increased, we have derived an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services that represents recurring revenue for us. We expect that this trend to continue.

During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 500 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort was based around our high-performance systems and resulted in a commercial product, the 900mc. We delivered our first prototype in December 2006. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three months ended March 31, 2008 and six months ended June 30, 2007, we offset approximately $280,000 and $630,000, respectively, of R&D expenses with payments received from this customer. No additional payments were received in the second or third quarter of 2008 as all of our obligations under the original order were met. Based on the success of this new technology, we announced on July 7, 2008 that we received an order in May 2008 from this company for an additional five units, all of which have shipped as of September 30, 2008.

Our balance sheet continues to be strong. As of September 30, 2008, our cash and investment position was $42.4 million, with no debt. We believe that we have adequate liquidity to fund our growth strategy for the remainder of 2008.

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

Three and Nine Month Periods Ended September 30,

	Three Months		Nine Months
	2008	2007	2008	2007
Net sales	100%	100%	100%	100%
Cost of sales	48.3%	49.0%	45.5%	46.6%
Gross profit	51.7%	51.0%	54.5%	53.4%
Research and development	6.9%	7.4%	7.4%	6.8%
Selling, general, and administrative	27.5%	28.1%	29.2%	30.1%
Operating income	17.3%	15.5%	18.0%	16.5%
Other income (expense)	1.2%	2.0%	1.1%	1.7%
Income before income taxes	18.6%	17.4%	19.1%	18.3%
Income taxes	6.4%	5.2%	6.6%	6.0%
Net income	12.1%	12.2%	12.5%	12.2%

Net Sales

Net sales of our products and services and changes in net sales were as follows:

Three and Nine Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2008	2007	period change	2008	2007	period change
Products	$23,966	$20,691	15.8%	$73,919	$64,580	14.5%
Services	6,604	5,773	14.4%	18,633	17,452	6.8%
	$30,570	$26,464	15.5%	$92,552	$82,032	12.8%

For three and nine months ended September 30, 2008 compared to the same year-ago periods, the decrease in unit volume was more than offset by a change in mix that favored high-end proprietary systems as well as higher priced 3D printers. We believe our unit volume was adversely impacted by domestic economic conditions. Several customers have delayed their purchasing decisions due to economic conditions, but we believe we continue to maintain our market leadership position. For three and nine months ended September 30, 2008 compared to the same year-ago periods, Dimension system revenue decreased 2% and increased 4% respectively. For the three and nine months ended September 30, 2008 compared to the same year-ago periods, sales of our high-productivity proprietary systems increased 68% and 48%, respectively, driven by new product introductions over the past twelve months and an expansion in marketing to DDM applications. The growth rate in our high-productivity systems accelerated in the third quarter of 2008 as we began commercial shipments of our 900mc system introduced in December 2007. For three and nine months ended September 30, 2008 compared to the same year-ago periods, revenues from our proprietary consumables increased 20% and 16%, respectively due to our expanding installed base of systems.

Overall service revenue increased 14% and 7% for the three and nine month periods ended September 30, 2008, respectively, compared to the same year-ago period led primarily by growth in our Paid Parts business. Paid parts revenue increased by 22% and 4% for the three and nine month periods ended September 30, 2008, respectively, compared to the same year-ago period. The accelerated third quarter 2008 growth is a result of new marketing initiatives implemented in the third quarter resulting in a 23% increase in new registrations and an increase of 53% in orders from new customers. We believe these initiatives will have a positive impact on the paid parts operations for the remainder of 2008.

North American sales, which include Canada and Mexico, accounted for approximately 54% and 57% of total revenue in the nine months ended September 30, 2008 and 2007, respectively. This decline in sales percentage is primarily due to the discontinuation of the North American product distribution agreements with Arcam and Objet as well as a strengthening of the Euro and other foreign currencies as compared the U.S. Dollar. We recognized no distributed system, consumable and maintenance revenue in the third quarter of 2008 compared to $310,000 in the third quarter of 2007. Distributed related system, consumable and maintenance sales were approximately $188,000 in the first nine months of 2008 compared to $1.6 million in the same year-ago period.

International sales grew 24% and 29% for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in the prior year. The international increase was led by strong sales for all our products, but particularly our high-end systems in both Europe and the Asia Pacific region.

Whereas we expect to report higher revenues and profits in 2008 over the results achieved in 2007, declining economic conditions could adversely impact our future sales and profitability.

Gross Profit

Gross profit and gross profit as a percentage of sales for our products and services, as well as the percentage changes in gross profit were as follows:

Three and Nine Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2008	2007	period change	2008	2007	period change
Cost of Sales
Products	$11,917	$10,904	9.3%	$39,407	$35,434	11.2%
Services	3,897	2,585	50.8%	11,080	8,361	32.5%
Total	$15,814	$13,489	17.2%	$50,487	$43,795	15.3%

Costs as Percentage of Sales
Products	49.7%	$52.7%		53.3%	54.9%
Services	59.0%	44.8%		59.5%	47.9%
Total	51.7%	51.0%		54.5%	53.4%

Total gross profit percentages grew compared to the prior year in both the third quarter and the nine month period due to favorable service gross margins which were partially offset by a decline in product gross margins.

Service gross margins were favorably impacted by a lower cost associated with our maintenance contracts as well as the increase in sales of our paid parts business. Service gross margins in 2007 were negatively impacted by services associated with our distributed products. We incurred no service costs in the third quarter of 2008 associated with distributed products.

Product gross margin for the third quarter was unfavorably impacted by a higher mix of sales weighted towards entry level high-end systems and 3D printers sold to the educational market where we experience a lower average selling price. This lower margin was partially offset by the growth in our proprietary consumables. The product gross margin for the nine month period was less impacted by this unfavorable mix because 3D printer sales to the educational market were not as significant in the first half of the year as compared to the third quarter.

Operating Expenses

Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses, were as follows:

Three and Nine Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2008	2007	period change	2008	2007	period change
Research & development	$2,100	$1,965	6.9%	$6,842	$5,571	22.8%
Selling, general & admin	8,416	7,435	13.2%	27,005	24,667	9.5%
	$10,516	$9,400	11.9%	$33,847	$30,238	11.9%

Percentage of sales	34.4%	35.5%		36.6%	36.4%

Research and development expense increased by 7% and 23% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year, as we remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms. Increases were primarily the result of increases in engineering headcounts and material spending partially offset by the capitalization of internally developed software during the nine months ended September 30, 2008. While research and development spending increased by 23% for the nine months ended September 30, 2008, it increased by only 7% for the third quarter of 2008 as we slowed our level of investment due to concerns about the economic environment. Capitalized research and development expenditures for the nine months ended September 30, 2008 relating to internally developed software increased to $1.6 million from $1.4 million for the same period in the prior year.

During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 500 global manufacturing company to advance our proprietary FDM technology for rapid manufacturing applications. This effort is based around our high-performance systems. We delivered our first prototype in December 2006. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at rapid manufacturing advances and are not recognized as revenue. During the three months ended March 31, 2008 and six months ended June 30, 2007, we offset approximately $280,000 and $630,000, respectively, of R&D expenses with payments received from this customer. No additional payments were received in the second or third quarter of 2008 as all of our obligations of the original order were met. Based on the success of this new technology, we announced on July 7, 2008 that we received an order in May 2008 from this company for an additional five units, all of which have shipped as of September 30, 2008.

Selling, general and administrative expenses increased $981,000, or 13.2%, for the three months ended September 30, 2008, compared to the same year-ago period. This increase resulted from additional spending to support our growth including spending for process improvements. Selling, general and administrative expenses increased 9.5% for the nine months ended September 30, 2008 compared to the same period in the prior year. The increase resulted from additional spending to support our growth including spending for process improvements. We expect the growth in selling, general and administrative expenses to continue over the remainder of 2008.

Operating Income

Operating income and operating income as a percentage of sales, as well as the percentage changes in operating income, were as follows:

Three and Nine Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2008	2007	period change	2008	2007	period change
Operating income	$5,298	$4,089	29.6%	$16,640	$13,557	22.7%

Percentage of sales	17.3%	15.5%		18.0%	16.5%

Operating income increased by 30% and 23% for the three and nine months ended September 30, 2008, respectively, compared to the same period in the prior year. These increases are primarily due to the increase in net sales, changes in the product mix and other factors cited above.

Other Income (Expense)

Other income (expense) as a percentage of sales and changes in other income (expense) were as follows:

Three and Nine Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2008	2007	period change	2008	2007	period change
Interest income	$499	$629	(20.7%)	$1,647	$1,731	(4.9%)
Foreign currency transaction losses	(84)	(101)	(16.8%)	(300)	(347)	(13.5%)
Other	(34)	(3)	1,033.3%	(287)	35	(920.0%)
	$381	$525	(27.4%)	$1,060	$1,419	(25.3%)

Percentage of sales	1.2%	2.0%		1.1%	1.7%

Interest income decreased for the three and nine month periods ended September 30, 2008 compared to the same year-ago periods due to a decrease in our cash and investments and lower interest rates. Foreign currency transaction gains and losses are principally due to currency fluctuations between the US dollar and the Euro. We enter into 30-day forward contracts to hedge our foreign currency exposure. We hedged only a portion of our foreign currency exposure and the resulting loss was due to the weakening of the US dollar relative to the Euro. Our strategy is to continue to hedge our estimated Euro denominated accounts receivable position throughout the remainder of 2008. At September 30, 2008, we had approximately €5.8 million in Euro-denominated receivables and a €4.5 million 30-day forward contract.

Other income (expense) for the three months ended September 30, 2008 increased primarily due to a $50,000 charge related to an other-than-temporary impairment of our auction rate securities. Other income (expense) for the nine months ended September 30, 2008 includes a $440,000 charge related to our investment in auction rate securities and we continue to evaluate the carrying value of these securities. Given the current environment, we believe we have been proactive in evaluating the fair value of our cash equivalents and investments. As we reported in our Annual Report on Form 10-K, we finished 2007 with approximately $18.8 million in auction rate securities, but we have reduced our position to $4.4 million as of September 30, 2008.

Approximately $2.5 million of our auction rate securities held at September 30, 2008, are double A rated and insured by a highly rated insurance company. The remaining $1.9 million in auction rate securities is an investment in a Jefferson County, Alabama, municipal bond that has seen its rating reduced to triple C from triple A. In order to help us determine the carrying value of these investments, we hired outside consultants to qualitatively and quantitatively evaluate our auction rate securities portfolio.

With the assistance of the outside consultants, we determined that, as of September 30, 2008, our initial $2.6 million investment in the Jefferson County, Alabama, municipal bond had incurred both a temporary and other-than-temporary impairment. As a result, we took a pre-tax charge of $50,000 and $440,000 for the three and nine month periods ended September 30, 2008, respectively, to “Other income (expense)” for the other-than-temporary impairment and recognized an additional pre-tax fair value adjustment of $195,000 in “Other comprehensive income” for the temporary impairment. The resulting fair value of the Jefferson County, Alabama, municipal bond of approximately $1.9 million is included in the Balance Sheet caption “Long term investments – Available for sale securities.”

Income Taxes

Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage changes, were as follows:

Three and Nine Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2008	2007	period change	2008	2007	period change
Income taxes	$1,970	$1,377	43.1%	$6,096	$4,948	23.2%

Percentage of income before taxes	34.7%	29.8%		34.4%	33.0%

Income tax expense increased with the increase in income before income taxes. The effective tax rate for the three months ended September 30, 2008 is higher than the 2007 period because of favorable impacts from disqualifying dispositions of incentive stock options and an increase in the estimated research and development credit available during the quarter ended September 30, 2007. The effective tax rate of 34.4% for the nine months ended September 30, 2008 is higher than the 33.0% effective rate for the same year-ago period due to the expiration of the research and development credit, partially offset by the favorable impacts from the manufacturer’s tax deduction and tax-free interest income.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “Act”), which included a retroactive reinstatement of the federal research and development credit, was signed into law. The Act extends the federal research and development credit to December 31, 2009 and we are in the process of assessing the tax impact of this extension.

Net Income

Net income and net income as a percent of sales, as well as the percentage changes in net income, were as follows:

Three and Nine Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2008	2007	period change	2008	2007	period change
Net income	$3,710	$3,237	14.6%	$11,604	$10,028	15.7%

Percentage of sales	12.1%	12.2%		12.5%	12.2%

Net income increased for the three and nine months ended September 30, 2008 compared to the same year-ago periods primarily due to a favorable product mix.

Liquidity and Capital Resources
(unaudited)

A summary of our consolidated interim statements of cash flows for the nine months ended September 30, 2008 and 2007 are as follows:

(In Thousands)
	2008	2007
Net income	$11,604	$10,028
Deferred income taxes	-	32
Depreciation and amortization	5,076	3,450
Gain on sale of equipment	(100)	-
Loss on impariment of investment	440	-
Stock-based compensation	953	723
Changes in operating assets and liabilities	(12,205)	(933)
Net cash provided by operating activities	5,768	13,300

Net cash provided by (used in) investing activities	10,966	(15,731)
Net cash provided by (used in) financing activities	(15,866)	8,956
Effect of exchange rate changes on cash	(165)	181
Net increase in cash and cash equivalents	703	6,706
Cash and cash equivalents, beginning of period	16,212	12,510
Cash and cash equivalents, end of period	$16,915	$19,216

We decreased our cash, cash equivalents and investment balances to $42.4 million at September 30, 2008, from $61.4 million at December 31, 2007. We increased our long-term investments, consisting principally of municipal bonds and illiquid auction rate securities, to $19.4 million compared to $18.0 million at December 31, 2007. The $1.4 million increase is primarily due to $1.9 million of auction rate securities being classified as long-term at September 30, 2008, partially offset by maturities of municipal bonds during the quarter ended September 30, 2008.

In the nine months ended September 30, 2008, net cash provided by our operating activities amounted to approximately $5.8 million compared with cash provided by operations of approximately $13.3 million during the comparable 2007 period. We generated cash from our net income, as adjusted to exclude the effects of non-cash charges. However, cash was used by changes in operating assets and liabilities, principally a $6.8 million increase in inventory and a $5.2 million increase in accounts receivable.

Our net accounts receivable balance increased to approximately $31.5 million at September 30, 2008 from approximately $26.3 million as of December 31, 2007. This increase was principally due to sales growth, high volume of shipments in the last month of the third quarter and a larger portion of our sales from international markets that typically operate with longer receivable terms. We believe that we have recorded adequate allowances for any collectibility issues in our accounts receivable balance.

At September 30, 2008, our inventory balance increased significantly to $19.8 million compared with approximately $12.8 million at December 31, 2007. The increase is primarily due to:

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

Our investing activities provided cash of approximately $11 million as we reinvested proceeds received upon maturity of investments into United States Treasury money market funds that qualify as cash equivalents. For the nine months ended September 30, 2008, we received cash of approximately $19 million from the sale of investments and used cash for fixed asset additions of approximately $6.5 million. Much of the capital expenditures in 2008 have been for equipment required by the growing components of our business, including manufacturing fixtures for new products, consumable manufacturing, Paid Parts, and improvements to our facilities as we renovate portions of our buildings to increase operating efficiency. Net cash was used for the acquisition of intangible assets and other investments including patents and capitalized software.

During the three months ended September 30, 2008, our financing activities used cash of approximately $15.9 million, principally for repurchasing our common stock. During the nine months ended September 30, 2008, we repurchased approximately 1.1 million shares for approximately $19.1 million at an average purchase price of $17.53. For the remainder of 2008, we expect to use our cash as follows:

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

As of September 30, 2008, we had gross accounts receivable of approximately $32.6 million less an allowance of approximately $1.1 million for returns and doubtful accounts. Over our history, bad debt expense has generally been small as a percentage of sales. However, at September 30, 2008, large balances were concentrated with certain international distributors. Default by one or more of these distributors could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of their current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

Our total current assets amounted to approximately $83.2 million at September 30, 2008, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to approximately $24.9 million and we have no debt . We believe that we have adequate resources to fund our foreseeable future operations and growth.

Inflation

We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years and at current quarter.

Foreign Currency Transactions

We invoice sales to certain European distributors in Euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the nine months ended September 30, 2008 and 2007, the net loss on foreign currency transactions amounted to approximately $300,000 and $346,000, respectively. During the quarter ended September 30, 2008, we hedged between €3.8 million and €4.6 million of our accounts receivable that were denominated in Euros. The hedge resulted in a currency translation gain of approximately $676,000 for that period. Our strategy is to hedge the majority of our Euro-denominated accounts receivable position throughout the remainder of 2008 on a month-to-month basis. We will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our sales from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

   successfully develop and introduce high-performance systems to serve both the RP and DDM markets;

  maintain our revenues and gross margins on our present products;

  control our operating expenses;

  expand our manufacturing capabilities to meet the expected demand generated by 3D printers, Paid Parts, and our consumable products;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalent investments are invested exclusively in short-term money market and sweep instruments with maturities of less than 90 days and are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short and long-term investments are invested in auction rate securities, municipal government bonds, and certificates of deposit that bear interest at rates of 2.1% to 6.8%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

We have not historically hedged sales from or expenses incurred by our European operations that have a functional currency in Euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.4 million for the continued maintenance of our European facility. In the quarter ended September 30, 2008 we hedged between €3.8 million and €4.6 million of our accounts receivable balances that were denominated in Euros. A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by between $0.7 million and $1.1 million.

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

Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an effective system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

			Total Number of
			Shares Purchased as
			Part of Publicly	Approximate Dollar Value of Shares that
	Total Number of	Average Price	Announced	May Yet Be Purchased under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
Month #1 (July 2008)	---	---	---	$26,047,178
Month #2 (August 2008)	706,416	$17.79	706,416	$13,460,813
Month #3 (September 2008)	160,060	$15.96	160,060	$10,901,526
Total	866,476	$17.45	866,476	$10,901,526

Item 6. Exhibits

(a)	Exhibits.

	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

	32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008	Stratasys, Inc.

	By:	/s/ Robert F. Gallagher
Robert F. Gallagher
Chief Financial Officer