Form 10-K
period 2008-12-31
STRATASYS INC
filed 2009-03-11
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 1-13400

STRATASYS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3658792
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

7665 Commerce Way, Eden Prairie, Minnesota 55344	55344
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(952) 937-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No ☑

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer ☑
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No ☑

     The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was approximately $388,000,000. On such date, the closing price of the Registrant’s Common Stock, as quoted on the Nasdaq Global Select Market was $18.46.

     The registrant had 20,221,972 shares of common stock outstanding as of February 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Stockholders scheduled to be held on May 7, 2009 are incorporated by reference into Part III of this Annual Report.

PART I

Item 1. Business.

General Development of Business

       We are a worldwide leading manufacturer of three-dimensional (“3D”) printers and high-performance rapid prototyping (“RP”) systems for the office-based RP and direct digital manufacturing (“DDM”) markets. Our 3D printers and high-performance RP systems provide 3D computer-aided design (“CAD”) users a fast, office-friendly, and low-cost alternative for building functional 3D parts. We develop, manufacture and sell a broad product line of 3D printers and DDM systems (and related proprietary consumable materials) that create physical models from CAD designs. We also offer rapid prototyping and production part manufacturing services through our centers located in North America, Europe and Australia.

       We were incorporated in Delaware in 1989 and our executive offices are located in Eden Prairie, Minnesota. Our systems are based on our core patented fused deposition modeling (“FDM®”) technology and on our patented Genisys® technology, which we purchased from IBM in 1994. We sold our first product, the 3D Modeler®, commercially in April 1992 and introduced our second product, the Benchtop, in June 1993. In February 2002, we introduced the Dimension® system, our first 3D printer. Dimension offers modeling capabilities in durable ABS plastic using a desktop 3D printer platform. In May 2007, we introduced the Fortus 200mc, which was the first of several systems specifically designed for DDM, which is the production of end use parts and assembly tools rather than prototypes. Other recent significant developments in our business are set forth below:

  In February 2009, we announced the rebranding of our high-end FDM product group as Fortus 3D Production Systems. Since Stratasys introduced Dimension and RedEye as individual brands several years ago, there has been some confusion about the identity of our flag-ship product line. Informally it has been called the FDM Group or the High-End Systems line. By branding this line as Fortus, we aim to give it a distinct and powerful brand name.

  In January 2009, we introduced the uPrint Personal 3D Printer priced at $14,900. Designed for the desktop, uPrint requires only a 25 x 26 inch footprint and features an 8 x 6 x 6 inch build envelope. Using our proven FDM technology, uPrint builds models with Stratasys’ ABSplus — a material that on average is 40 percent stronger than our standard ABS material, making it ideally suited for testing the form, fit and function of models and prototypes. The uPrint also features a soluble support removal system, allowing for hands-free removal of the model support material.

  In December 2008, we announced that AutoCAD users can now order digitally manufactured prototypes and production parts quickly and easily through a new on-demand 3D printing capability supported by our Redeye Paid Parts business. AutoCAD 2009 subscription customers now have access to this new functionality via a new bonus pack. Included in the new bonus pack is on-line ordering capability, giving designers and engineers the ability to get instant quotes and place orders from our Redeye Paid Parts service.

  In December 2008, we announced that we will sell our Fortus 3D Production Systems through a select group of North American resellers from our established reseller channel, which had previously distributed only the Dimension 3D printer product line. This sales strategy leverages our success with a network of independent regional resellers that we believe is the strongest sales channel in the industry. This new strategy more than triples our sales support for high-end systems.

  In August 2008, we began commercial shipment of the Fortus 900mc, which represents our largest system ever. It is capable of building parts up to 4.5 feet measured on the diagonal, nine times larger than parts built by the Fortus 400mc introduced in 2007. The Fortus 900mc uses ball-screw technology, which improves part accuracy and repeatability and can hold tighter tolerances. This new product is the direct result of a $3.6 million order from a Fortune 500 global manufacturing company received in September 2005 to advance our proprietary FDM® technology for DDM applications.

  In February 2008, we launched RedeyeArc.com specifically aimed at serving the architectural market through our Paid Parts business.

  In January 2008, we introduced two new 3D printers, the Dimension 1200es SST™ and BST™. The BST builds with break away supports while the SST builds with automated soluble support removal. Both offer the customer the ABSplus material previously available only on the Dimension Elite. Priced at $32,900 and $18,900, depending on the type of supports, the 1200es builds in thinner layers, offering better fine feature model detail.

  In January 2008, we introduced the Fortus 360mc. The Fortus 360mc is an entry level DDM system that was designed for users with demanding applications that require the same accuracy, repeatability, and material specifications of more expensive Fortus systems but do not require comparable speed or advanced features.

Description of Business

       We develop, manufacture, market, and service a family of 3D printers and 3D Production Systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a CAD workstation. Our high-performance systems are used both to create prototype models as well as to produce parts for end-user, or DDM, applications. Our 3D printers and high-performance systems can be used in office environments without expensive facility modification. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes as well as end-use parts directly from a designer’s 3D CAD in a matter of hours. In addition to selling RP systems and 3D printers, our Paid Parts service makes and sells physical models, tooling and prototypes for RP and DDM applications based on our customers’ CAD files. We estimate that approximately 35% of our high-performance RP system sales are used for DDM applications.

       We believe that the 3D printers and Fortus 3D Production Systems using our FDM technology are the only systems commercially available that can produce prototypes and parts from industry product-grade plastic without relying on lasers. This affords our products a number of significant advantages over other commercially available 3D rapid prototyping technologies that rely primarily on lasers to create models. Such benefits include:

  the ability to use the device in an office environment due to the absence of hazardous emissions little or no post-processing

  ease of use

  the need for relatively little system set up

  the availability of a variety of plastic materials

  modeling in product-grade plastics for functional testing

  no need for costly replacement lasers and laser parts

Our systems can also run virtually unattended, producing models while designers perform other tasks.

       The process involved in the development of a 3D model using our Fortus 3D Production Systems begins with the creation of a 3D geometric design on a CAD workstation. The design is then imported into our proprietary software program, which mathematically slices the CAD design into horizontal layers that are automatically downloaded into the system. A spool of thin thermoplastic modeling material feeds into a moving FDM extrusion head, which heats the material to a semi-liquid state. This semi-liquid material is extruded and deposited, one ultra-thin layer at a time, on a base (the “X-Y Stage”) in a thermally-controlled modeling chamber. As the material is directed into place by the computer-controlled head, layer upon layer, the material solidifies, creating a precise and strong model.

       Based upon data and estimates furnished in the 2008 Wohlers Report, through 2007 we shipped approximately 34% of all RP systems since the industry’s inception in 1987, an improvement over the 24% we realized through 2002. The 2008 Wohlers Report also states that we shipped 44% of all RP systems globally in 2007 and 53% of all 3D printers shipped globally in 2007.

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

       We also have opportunities for DDM. DDM involves the use of our systems for the direct manufacture of parts that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turn-around, and for which tooling would not be appropriate due to small volumes. Our Fortus 200mc, 360mc, 400mc, and 900mc systems are well suited for these types of applications.

       An emerging portion of the DDM market segment is the production of fabrication and assembly tools that aid in the customer’s production and assembly process. We believe this fabrication and assembly tool market is substantially larger than the $1.1 billion additive fabrication market that we currently serve. In addition, we have seen a growing number of applications for end-use parts.

       During the past five years, the largest growth segment of the additive fabrication market has been 3D printers. 3D printers are low-cost RP systems (typically under $40,000) that reside in the design/engineering office environment, allowing product development organizations quick access to a modeling system.

       We have shipped over 11,000 systems since our inception. A wide variety of design and manufacturing organizations use our systems. Current markets and applications include:

Aerospace Consumer Products Educational Institutions Medical Systems Mold Making Direct digital manufacturing of custom parts Heavy Equipment	Automotive Business Machines Electronics Medical Analysis Tooling Fixtures Architecture

       Additional future applications include:

Free-form graphic design Gaming, art and animation	Secondary tooling

       Among potential medical applications, rapid prototyping is being used to produce accurate models of internal organs, bones and skulls for pre-operative evaluations or modeling of prostheses. In such uses, our RP systems serve as a peripheral device for CT and MRI devices.

Products

       3D Printers and High-Performance Systems

       We have been developing and improving our line of products since our inception in 1989. Since our first commercial product was introduced in 1992, we have enhanced and expanded our product line. We have improved both the speed and the accuracy of our Fortus systems, expanded their build envelopes, introduced a number of new modeling materials and developed and introduced a low-cost 3D printer. We have also enhanced and upgraded the software that our systems use to read CAD files and build parts.

       Each of our products is based upon our patented FDM process, and our 3D printers also employ technology acquired from IBM. Our products are sold as integrated systems, consisting of an RP machine, the software to convert the CAD designs into a machine compatible format and modeling materials. Each of our products is compatible with an office environment and does not require an operator to be present while it is running.

       Our family of 3D printers and high-performance systems affords a customer’s product development team, including engineers, designers and managers, the ability to create prototypes through all stages of the development cycle. Our products meet the needs of a very demanding and diverse industrial base by offering a wide range of capability and price from which to choose. The domestic list prices of our systems range from $14,900 for our new uPrint Personal 3D Printer to $400,000 for our high productivity Fortus 900mc.

       The Dimension line of 3D printers allows users to create parts in ABSplus plastic. ABS usually offers the part strength required for true form, fit and functional testing. Dimension operates in the office offering speed, ease of use and networking capabilities at a competitive price. It features our Catalyst EX® software, which offers a single push-button operation by automating all of the required build procedures. We introduced the uPrint Personal 3D printer in January 2009 at a list price of $14,900. Using Dimension’s proven FDM technology, uPrint builds models with Stratasys ABSplus — a material on average 40 percent stronger than our standard ABS material, making it ideally suited for testing the form, fit and function of models and prototypes. uPrint also features a soluble support removal system, allowing for hands-free removal of the model support material. The Dimension 1200es SST, introduced in January 2008 and priced at $32,900, offers the ability to build larger parts and creates parts from our new ABSplus material.

       The Fortus 200mc is our lowest priced high performance FDM System that incorporates our WaterWorks soluble support system and InSight Software. The patented WaterWorks process allows for the easy removal of supports from a completed prototype by simple immersion into a water-based solution. Since support material is dissolved, resulting in a cleaned prototype, most post-processing steps required in our competitors’ systems are eliminated. The Fortus 200mc is further enhanced by the use of our InSight software. InSight offers the customer a more flexible array of features allowing for a range of fully automatic operations to individual and customized functions for each step of the build process. With the combination of ABS, WaterWorks and InSight software, the Fortus 200mc offers the customer “hands free” operation of the entire prototype building process. The Fortus 200mc was introduced in May 2007, and represents our first system specifically designed to target the DDM market. We have announced that the Fortus 200mc will no longer be sold in the US market beginning in 2009.

       The Fortus 400mc was introduced in July 2007 and represents an increase in repeatability, part accuracy and material strength over the Vantage and Titan systems, which are being discontinued. In addition, in January 2008, we introduced the Fortus 360mc, which offers similar part quality to the Fortus 400mc, but fewer material choices and slower build speeds. Both of these systems can be configured to meet specific customer needs. Prices for these systems range from $75,000 to $225,000 depending on the configuration and needs of the customer.

     In December 2007, we introduced the Fortus 900mc, which represents our largest system ever. It is capable of building parts up to 4.5 feet measured on the diagonal, nine times larger than parts built by the Fortus 400mc. The Fortus 900mc uses ball-screw technology, which improves part accuracy, positional repeatability and tolerances. This new product is the direct result of a $3.6 million order from a Fortune 500 global manufacturing company entered into in September 2005 to advance our proprietary FDM® technology for direct digital manufacturing applications.

       We periodically discontinue manufacturing older products. We discontinued sales of the GenisysXs, FDM 8000 and Prodigy systems at various times in 2002. We discontinued sales of the FDM 2000 in 2003 and the FDM 3000 in 2004. We discontinued the Prodigy Plus in 2007 and discontinued the Vantage and Titan product lines during 2008. Although we have discontinued the manufacture of these systems, we continue to provide service support in the field.

       Part Build Material

       We believe that FDM technology allows the use of a greater variety of production grade plastic building materials than other RP technologies. We continue to develop filament modeling materials that meet our customers’ needs for increased speed, strength, accuracy, surface resolution, chemical and heat resistance, and color. These materials are processed into our patented filament form, which is then fed into the Fortus systems. Our spool-based system has proven to be a significant advantage for our products over ultraviolet (“UV”) polymer systems or powder based systems, because our system allows the user to quickly change material by simply mounting the spool and feeding the desired filament into the FDM devices. Spools weigh from one pound to ten pounds, and the creation of a model may require from 0.1 pound to more than one pound of filament. The spool-based system also compares favorably with stereo lithography (“SLA”) UV polymer systems, because the spool-based system allows the customer to use it in an office environment and to purchase a single spool, as compared to an entire vat of SLA UV polymer, thereby reducing the customer’s up-front costs.

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

  PC-ABS is a blend of PC and ABS plastic. The blend combines the strength of PC with the flexibility of ABS.

  Polyphenylsufone (“PPSF”) is a specialty thermoplastic material that offers excellent mechanical properties while being subjected to demanding thermal and chemical environments. PPSF is used to make prototype parts for numerous industries, including automotive, fluid and chemical handling, aerospace, and medical sterilization.

  PC-ISO, a derivative of PC that is translucent, expands the usage of polycarbonate models and prototypes in various medical applications.

  ABSplus and M-30, like ABS, are thermoplastic materials with all the associated benefits. ABSplus has the added benefit of creating additional part strength. Parts built with these materials are on average 40% stronger than our standard ABS parts.

  ABSi is a higher grade translucent ABS, which features greater impact strength than our standard ABS. It can also be used in medical applications, including gamma-ray sterilization.

  ULTEM 9085™ (our newest material) is a strong, light weight, flame and chemically resistant thermoplastic material that is frequently used in aerospace, automotive and military applications.

       In addition to the modeling materials, we offer a proprietary water-soluble material, WaterWorks, used for support during the build process, which is later dissolved from the finished part. Other proprietary release materials are used for support and are removed from the final model by hand.

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

       Catalyst EX, our entry-level software product, enables users to build prototype parts at the push of a button. It was introduced in 2000 and is used on Dimension 1200es SST and BST, Dimension Elite, Dimension 768 BST and SST, and uPrint.

       Our InSight preprocessing software is used on the remainder of our Fortus products – Fortus 200mc, 360mc, 400mc, and 900mc, Vantage, Titan and Maxum. It increases build speed and improves the design engineer’s control and efficiency over the entire build process. It has a broad set of features that facilitate the demanding applications ranging from a single “push button” for automatic preprocessing to individual editing and manipulation tools for each process step.

       We continuously improve both software products to meet the demands of our sophisticated customers. Throughput enhancements, advanced build algorithms and features are intended to keep pace with complex industrial geometric designs while saving valuable operator time.

Services

       Maintenance, Leasing, Training and Contract Engineering

       We also provide a number of services in relation to our rapid prototyping business. We provide maintenance to our customers under our standard warranties and separate maintenance contracts. In the United States, we lease or rent Fortus 3D Production Systems and Dimension 3D printers under operating agreements to customers that do not desire to purchase them or enter into sales-type leases. We offer training to our customers, particularly on our high-performance systems. Finally, from time to time we offer contract engineering services to third parties in connection with the development of systems and services incorporating our proprietary technology.

       RedEye Paid Parts

       Our RedEye Paid Parts service offers customers the ability to purchase prototypes and end-use parts that we make for them from CAD files that they provide to us. We have a facility near our corporate headquarters dedicated to Paid Parts operations. Our RedEye on Demand website service, www.redeyeondemand.com, enables our customers to obtain quotes and order parts around the clock, seven days a week. RedEye on Demand offers unmatched expertise and production capacity using the latest in proven rapid prototyping and direct digital manufacturing technologies and processes.

Marketing, Distribution and Customers

       Marketing and Customers

       The focus of our marketing begins with the identification of customer needs. We feature a broad array of products that allow us to meet the precise needs of engineers, designers, educators, marketers and manufacturers. Our products range from uPrint, priced at $14,900, to a high productivity Fortus 900mc, priced up to $400,000. We currently offer eight systems between these price points meeting a variety of material, size and performance criteria.

       We have sold systems to the following representative customers:

The Boeing Company Intel Hewlett Packard University of Wisconsin - Madison Hyundai Lego Honda Medtronic-Sofamar Danek	Harley Davidson Dell Xerox NASA Lockheed Martin Lever Ford Motor Company	Toyota Nike Mitsubishi Electronics Pioneer Speaker St. Jude Medical Toro Graco

       Based on estimates from the 2008 Wohlers Report, 3D printers represented approximately 74% of all RP systems sold in 2007, and Dimension systems accounted for about 53% of all 3D printers shipped in 2007.

       No customer accounted for more than 10% of sales in 2008, 2007, or 2006.

       We use a variety of tactical marketing methods to reach potential customers:

Web-based marketing Trade magazine articles Brochures Websites Internet blogs Press releases Industry associations	Print advertisements Direct mailings Trade show demonstrations Telemarketing programs Broadcast e-mail Webinars Internet search engines

       In addition, we have developed domestic and international on-site demonstration capabilities.

       Sales Field Reorganization

       Beginning in 2009, we converted the existing Fortus and 3D printing sales organizations to a new structure that is now divided into two groups based on geographical areas. The Americas sales organization covers North, Central and South America and the International sales organization covers all other areas of the world. In conjunction with this reorganization, we replaced our Fortus direct sales channel in the United States with a select group of existing resellers as further described below. This reorganization serves to better align our sales and marketing resources with our diverse customer base and, specifically in the United States, more than triples our sales support for high-end systems.

       Americas Sales Organization

       The Americas sales organization provides sales support to a network of approximately 120 reseller locations in North, Central and South America. On January 1, 2009, we began selling our Fortus 3D Production Systems through a select group of North American resellers that had previously distributed only the Dimension 3D printer product line. This sales strategy leverages our success with a network of independent regional resellers that we believe is the strongest sales channel in the industry. By replacing our Fortus 3D Production Systems direct sales channel with our existing reseller channel, we have converted a significant portion of our fixed selling costs to a variable cost structure.

       International Sales Organization

       The International sales organization uses a worldwide network of approximately 130 resellers to market, sell, and service our 3D printers and Fortus 3D Production Systems. Our International sales organization supports all major regions of the world outside of the Americas including Europe, the Middle East, Japan, Korea, Taiwan and China. We also operate international sales and service centers located in Frankfurt, Germany; Bologna, Italy; Bangalore, India; Tokyo, Japan; and Shanghai, China.

       Reseller Network

       We use an extensive world-wide reseller network to market, sell and service our 3D printers, Fortus 3D Production Systems, consumable materials, maintenance service contracts and service parts. Almost all of the reseller outlets have 3D Printers available for tradeshows, product demonstrations, and other promotional activities. Many of them also enjoy a long-term presence in their respective territories making this distribution model highly effective relative to a direct sales model. In addition to our 3D Printers and Fortus 3D Production Systems, most resellers also sell and service a third-party 3D solid CAD software package.

     The uPrint maintenance and servicing will be performed by a third-party service organization or by selected resellers in certain international locations. In 2009, we intend to add a new type of reseller that will resell only the uPrint 3D printer, allowing us to broaden our overall distribution of that product.

RedEye Paid Parts

     In 2006, we established a dedicated internal sales channel to offer our RedEye Paid Parts services through our RedEye on Demand instant Internet quoting system. This team is responsible for growing our Paid Parts service and nurturing customers who have RP and DDM part needs. Their objective is to insure the customer has a favorable experience when solving their internal part requirements. Besides a commitment to customer satisfaction, an essential objective of this operation is to increase the number of quality FDM parts in the marketplace, which, in turn, we believe will also support the expansion of our system sales. Various distribution agreements have been established to accomplish these goals and continue to grow this service. In 2007, we launched Redeye RPM, later rebranded as Redeye on Demand, in both Europe and Australia. In addition, in February 2008, we launched RedeyeArc.com specifically aimed at serving the architectural market. In December 2008, we announced that AutoCAD users can now order digitally manufactured prototypes and production parts quickly and easily through a new on-demand 3D printing capability supported by our Redeye Paid Parts business. AutoCAD 2009 subscription customers now have access to this new functionality via a new bonus pack. Included in the new bonus pack is online ordering capability, giving designers and engineers the ability to get instant quotes and place orders from our Redeye Paid Parts service.

     Customer Support

     Our Customer Support department provides on-site system installation and maintenance services and remote technical support to users of our products. We offer services on a time and material basis as well as through a number of post-warranty maintenance contracts with varying levels of support and pricing. Our help desk provides technical support via phone, fax, and e-mail to international customers, resellers, and to our field service personnel. We supply a toll-free telephone number that our domestic customers can utilize to request technical assistance, schedule service visits, order parts and supplies, or directly contact a manager within the Customer Support department.

     For our high performance systems, we employ a field service organization that performs system installation, basic operation and maintenance training, and a full range of maintenance and repair services at customer sites. Field representatives have been trained and certified to service all of our products. Representatives are strategically located in regional offices across North America and are equipped with cellular phones and laptop computers. They have secure remote access to a customer service database containing service history and technical documentation to aid in troubleshooting and repairing systems. We will continue to service all Fortus 3D Production Systems sold through the new sales channel organization at least through 2009.

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

     The uPrint maintenance and servicing will be performed by a third-party service organization or by selected resellers in certain international locations.

     Warranty and Service

     We offer a one-year warranty on Fortus 3D Production Systems and uPrint worldwide. In addition we offer a one-year warranty on all systems sold internationally and systems sold into the education market domestically. All other domestically sold systems have a 90-day warranty. In addition, we offer annual and multiple-year service and maintenance contracts for our systems. Annual service contracts for our systems are priced from approximately $2,200 to $48,000 per year.

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

     We purchase major component parts for our Fortus 3D Production Systems and 3D printing systems from various outside suppliers, subcontractors and other sources and assemble them at our Minnesota facilities. Our production floor has been organized using demand-flow techniques (“DFT”) in order to maximize efficiency and quality. Using DFT, our production lines are balanced and as capacity constraints arise, we can avoid the requirements of reconfiguring our production floor. Computer-based Material Requirements Planning (“MRP”) is used for reordering to insure on-time delivery of forecasted parts. All operators and assemblers are certified and trained on up-to-date assembly and test procedures including Assembly Requirement Documents, which originate in engineering. The assembly process includes semi-automated functional tests of key subassemblies. Key functional characteristics are verified through these tests and the results are stored in a statistical database. At the completion of assembly, we perform a complete power up and final quality tests to ensure the quality of our products before shipment to customers. The complete final quality tests must be run error free before the system can be cleared for shipment. We maintain a history log on all products that shows revision level configuration and a complete history during the manufacturing and test process. All issues on the system during the manufacturing process are logged and tracked and used to make continuous process improvements of our production processes. Other manufacturing strengths that are incorporated into our new designs are the commonality of designs among our different products as well as the incorporation of Six Sigma concepts. Our filament production utilizes Factory Physics® techniques to manage critical buffers of time, capacity and inventory to ensure product availability. We also utilize the “5S” method (Sort, Set-in-order, Shine, Standardize and Sustain) as part of our lean manufacturing initiatives to improve organization and efficiency. Additionally, we recycle many filament cartridge parts.

     We maintain an inventory of most of our necessary supplies, which facilitates the assembly of products required for production. While most components are available from multiple suppliers, certain components used in our systems and consumables are only available from single or limited sources. Should our present single or limited source suppliers become inadequate, we would be required to spend a significant amount of time and money researching alternate sources. We consider these suppliers to be very reliable. Although we believe we maintain adequate inventories of vendor-specific materials, the loss of a supplier of such vendor-specific materials or compounds could result in the delay in the manufacture and delivery of those materials and compounds. The delay could require us to find an alternate source, which would require us to re-qualify the product supplied by one or more new vendors. We continue to develop risk management plans for these critical suppliers. We consider our relationships with our suppliers to be good.

Research, Development and Engineering

     We believe that ongoing research, development and engineering efforts are essential to our continued success. Accordingly, our engineering development efforts will continue to focus on improvements to the FDM technology and development of new modeling processes, materials, software, user applications and products. We have devoted significant time and resources to the development of a universally compatible and user-friendly software system. We are committed to designing products using the principles of Six Sigma. We continue to standardize our product platforms, leveraging each new design so that it will result in multiple product offerings that are developed faster and at reduced expense. The Fortus 200mc, 360mc, 400mc, 900mc, Dimension, and uPrint products as well as the Catalyst and InSight software products are examples of this successful strategic initiative. For the years ended December 31, 2008, 2007 and 2006, our research, development and engineering expenses were approximately $9.0 million, $7.5 million and $6.7 million, respectively.

     Our filament development and production operation is located at our facilities in Eden Prairie, MN. We regard the filament formulation and manufacturing process as a trade secret and hold patent claims on filament usage in our products. We purchase raw material plastics for our consumable filament production from various large plastic suppliers.

Intellectual Property

     We consider our proprietary technology to be material to the development, manufacture, and sale of our products and services and seek to protect our technology through a combination of patents and confidentiality agreements with our employees and others. All patents and patent applications for our rapid prototyping processes and apparatuses associated with the FDM process have been assigned to us by their inventors. As part of our purchase of rapid prototyping technology assets from IBM, we were also assigned the rights and title to three patents developed by IBM, which are used in several of our current product lines. We recorded these patents domestically and are in the process of recording them in certain foreign countries. The terms of two of these patents extend until April 12, 2011, and May 17, 2011, while the third patent has expired. The United States patents covering our proprietary FDM technology expire at various times between 2009 and 2027. In total, we currently own over 180 U.S. and international patents and patent applications. Other foreign patent applications have also been filed, including the patent applications assigned to us by IBM.

     Our registered trademarks include:

Stratasys, Inc. QuickSlice 3D Plotter Dimension BST uPrint BuildFDM	FDM AutoGen FDM Quantum Dimension SST Fortus	Catalyst Dimension Genisys Dimension Elite Redeye RPM

     Other trademarks include:

FDM Maxum BASS InSight Fortus 200mc Prodigy Plus	FDM Titan WaterWorks Touchworks Fortus 360mc Prodigy	SupportWorks FDM Vantage Fortus 900mc Fortus 400mc

     Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have also been filed in Japan and the European Community.

     We have also registered a number of Internet domain names, including the following:

Stratasys.com BuildFDM.com 3Dprinter.com Paidparts.com Buildpolyjet.com Xpress3D.com	Dimensionprinting.com 3D-fax.com webprototypes.com buildup.com RedeyeARC.com printing3D.com	RedEyeRPM.com DimensionDirect.com prototype.com webmodeling.com Fortus.com RedEyeonDemand.com

Backlog

     Our total backlog of system orders at December 31, 2008 was approximately $2.6 million, as compared with approximately $5.7 million at December 31, 2007. We estimate that most of our backlog will ship in the first half of 2009.

Seasonality

     Historically, our results of operations have been subject to seasonal factors. Stronger demand for our products has occurred in our fourth quarter primarily due to our customers’ capital expenditure budget cycles and our sales compensation incentive programs. Our first quarter has historically been our weakest quarter. This trend has been muted in recent years by the successful introduction of new products.

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

     Our competitors employ a number of different technologies in their RP devices. 3D Systems and CMET use stereo lithography in their products. 3D Systems and EOS GmbH produce machines that use selective laser sintering (“SLS”) to harden powdered material. Z Corp. uses inkjet technology to bond powdered materials. Solidscape, 3D Systems and Objet Geometries have developed prototyping systems that use inkjet technology to deposit resin material layer by layer. A smoothing or milling process is often required between each deposited layer to maintain accuracy in these processes. Envisiontec utilizes a photopolymer mask and a light process to build models. We believe that our FDM technology has important advantages over our competitors’ products. These advantages include:

  the ability to be used in an office environment

  the availability of multiple production-grade modeling materials a one-step modeling process

  low acquisition price

  ease of use

  hands free support removal

     Certain of our competitors may have greater financial and marketing resources than we have. Based on data and estimates presented in the 2008 Wohlers Report, in 2007 we shipped more units globally than any other company in the RP industry, and we were the second largest in terms of revenue. Wohlers reports that we shipped 44% of total units shipped in the industry in 2007. We believe that this trend continued in 2008 as well.

Employees

     As of March 1, 2009, we had 368 full-time employees and 8 contractors or temporary employees. While we have separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and we have not experienced any work stoppages. We believe our employee relations are good.

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

Environmental Regulation

     In the European marketplace, electrical and electronic equipment is required to comply with the Directive on Waste Electrical and Electronic Equipment (“WEEE”) and the Directive on Restriction of Use of Certain Hazardous Substances (“RoHS”). WEEE aims to prevent waste by encouraging reuse and recycling and RoHS restricts the use of six hazardous substances in electrical and electronic products. Our products and certain components of such products “put on the market” in the EU (whether or not manufactured in the EU) are potentially subject to WEEE and RoHS. We are actively monitoring the development of such directives and believe we are well positioned to comply with such directives in the required time frames.

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

Financial Information About Operations In the United States and Other Countries

     The information required by this item is incorporated by reference to our Financial Statements included elsewhere in this report. (See Part IV, Item 15, Note 16.)

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

     Our ability to compete in the high-performance and 3D printing market depends, in large part, on our success in enhancing our existing product lines and in developing new products. Even if we successfully enhance existing systems or create new systems, it is likely that new systems and technologies that we develop will eventually supplant our existing systems or our competitors will create systems that will replace ours. The RP industry is subject to rapid and substantial innovation and technological change. We may be unsuccessful at enhancing existing systems or developing new systems or materials on a timely basis, and any of our products may be rendered obsolete or uneconomical by our or others’ technological advances.

If the 3D printing market does not continue to accept our systems, or if our Fortus high-performance systems do not meet the needs for DDM applications, our revenues may stagnate or decline.

     We derive a substantial portion of our sales from the sale of 3D printers and Fortus 3D Production Systems. If the market for 3D printers or 3D production systems declines or if competitors introduce products that compete successfully against ours, we may not be able to sustain the sales of those products. If that happens, our revenues may not increase and could decline.

If we are unable to maintain revenues and gross margins from sales of our existing products, our profitability will be adversely affected.

     Our current strategy is to attempt to manage the prices of our high-performance systems and 3D printers to expand the market and increase sales. In conjunction with that strategy, we are constantly seeking to reduce our direct manufacturing costs as well. Our engineering and selling, general and administrative expenses, however, generally do not vary substantially in relation to our sales. Accordingly, if our strategy is successful and we increase our revenues while maintaining our gross margins, our operating profits generally will increase faster as a percentage of revenues than the percentage increase in revenues. Conversely, if our revenues or gross margins decline, our operating profits generally will decline faster than the decline in revenues or gross margins. Therefore, declines in our revenues may lead to disproportionate reductions in our operating profits.

If our present single or limited source suppliers become inadequate, our results of operations and financial condition may be adversely affected.

     We maintain an inventory of most of our necessary supplies, which facilitates the assembly of products required for production. While most components are available from multiple suppliers, certain components used in our systems and consumables are only available from single or limited sources. Should our present single or limited source suppliers become inadequate, we would be required to spend a significant amount of time and money researching alternate sources. We consider these suppliers to be very reliable. Although we believe we maintain adequate inventories of vendor-specific materials, the loss of a supplier of such vendor-specific materials or compounds could result in the delay in the manufacture and delivery of those materials and compounds. The delay could require us to find an alternate source, which would require us to re-qualify the product supplied by one or more new vendors. The loss of a single or limited source supplier could adversely affect our results of operations and financial condition.

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

     We are attempting to grow our Paid Parts service substantially. To this end, we have made significant infrastructure, technological and sales and marketing investments. These investments include a dedicated facility, increased staffing, use of a substantial number of our Fortus 3D Production Systems exclusively for Paid Parts, and the development and launch of our RedEye on Demand service, which enables customers to obtain quotes for and order parts over the Internet. If our Paid Parts service does not generate the level of sales required to support our investment, our net sales and profitability will be adversely affected.

A loss of a significant number of our resellers would impair our ability to sell our products and services and could result in a reduction of sales and net income.

     We sell all of our products through resellers. We rely heavily on these resellers to sell our products to end users in their respective geographic regions. If a significant number of those resellers were to terminate their relationship with us or otherwise fail or refuse to sell our products, we may not be able to find replacements that are as qualified or as successful in selling our products. If we are unable to find qualified and successful replacements, our sales will suffer, which would have a material adverse effect on our net income.

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

     As of December 31, 2008, the net book value of our intangible assets was approximately $8.3 million. Accounting rules require us to take a charge against our earnings to the extent that any of these intangible assets are impaired. Accordingly, invalidation of our patents, trademarks or other intellectual property or the impairment of other intangible assets due to litigation, obsolescence, competitive factors or other reasons could result in a material charge against our earnings and have a material adverse effect on our results of operations.

If our investments become impaired, we may be required to record a significant charge to earnings.

     Our investments include tax-free Auction Rate Securities (ARS) and municipal government bonds, all of which are insured. Given the current volatility in interest rates and the potential impact of higher interest rates on the issuers of these securities, a significant increase in interest rates could impair the ability of one or more issuers to pay interest on, or principal of, these obligations. Defaults by these issuers or their insurers could cause an impairment of the value of our investments, resulting in a charge against our earnings. Any such charge could have a material adverse effect on our results of operations.

We operate a global business that exposes us to additional risks.

     Our sales outside of the United States accounted for approximately 46% of our consolidated net sales in 2008. We continue to expand into international markets. The future growth and profitability of our foreign market is subject to a variety of risks and uncertainties. Any of the following factors could adversely affect our sales to customers located outside of the United States:

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

  changes in accounting rules and tax laws;

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

Default in payment by one or more resellers that have large account receivable balances could adversely impact our results of operations and financial condition.

     Large account receivable balances have been concentrated with certain resellers. Default by one or more of these resellers or customers could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. Default by one or more of these resellers would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

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

     In the preceding 12 months, our common stock has traded at prices ranging between $8.77 and $28.20. Investors may have difficulty selling our common stock following periods of volatility, because of the market’s adverse reaction to such volatility. Factors that we believe have caused or may cause this volatility include, among other things:

  the volatile global economy;

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

     Although our management has determined, and our independent registered public accounting firm has concluded in its audit, that our internal controls over financial reporting were effective as of December 31, 2008, we cannot assure you that our independent registered accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     Our executive offices and production facilities presently comprise approximately 198,000 available square feet in three buildings in Eden Prairie, Minnesota, near Minneapolis.

     On August 1, 2001, we purchased our Eden Prairie manufacturing facility and land for approximately $3.0 million. The facility consists of 62,100 square feet, and is used for machine assembly, inventory storage, operations, sales support, and administration.

     In March 2004, we purchased an additional 43,900 square foot manufacturing facility for approximately $1.2 million. The facility is located near our manufacturing facility in Eden Prairie, Minnesota, and is used for our Paid Parts service.

     In November 2005, we purchased an additional 91,800 square foot manufacturing facility for approximately $5.1 million. By the end of 2008, we had substantially completed the improvements needed to make this facility suitable for our specific usage and had spent approximately $3.3 million. This facility is used for R&D, administrative, marketing and sales activities and is adjacent to our manufacturing facility in Eden Prairie, Minnesota. We expect it to accommodate our intermediate expansion requirements.

     We occupy a 26,300 square foot warehouse in Eden Prairie, Minnesota, for shipping and storage under a lease that expires in September 2010. We also occupy a 1,830 square foot facility in Minneapolis, Minnesota, for research and development under a lease that expires in June 2010.

     We have two North American sales offices and one service office. We occupy 2,700 square feet of space in Novi, Michigan, a Detroit suburb, under a lease that expires in July 2010. We also occupy a 2,500 square foot sales office under a lease that expires in August 2011 and a 1,440 square foot service office under a lease that expires in August 2009, both of which are located in Ontario, California. We believe we will be able to renew the Ontario, California lease expiring in August 2009. We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at these facilities.

     We have three international sales and service offices under lease. Our German subsidiary leases 8,041 square feet of space in Frankfurt, Germany under a lease that expires in June 2011. Our Italian subsidiary leases 1,300 square feet in Bologna, Italy under a lease that expires in December 2010. We have a 1,100 square foot sales office in Bangalore, India, under a lease that expires in January 2010. We believe we will be able to renew the India lease.

Item 3. Legal Proceedings.

     The Company is a party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company’s financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our common stock is traded on the Nasdaq Global Select Market under the symbol SSYS.

     The following table sets forth the high and low closing sale prices of our common stock for each quarter from January 1, 2007 through the fiscal year ended December 31, 2008 reported on the Nasdaq Global Select Market. All prices have been adjusted for our two-for-one stock split effective August 15, 2007.

	High	Low
	Closing Sale Prices
Fiscal Year Ended December 31, 2007
January 1, 2007 – March 31, 2007	$21.72	$15.49
April 1, 2007 – June 30, 2007	25.02	20.57
July 1, 2007 – September 30, 2007	28.34	20.00
October 1, 2007 – December 31, 2007	30.27	20.75

Fiscal Year Ended December 31, 2008
January 1, 2008 – March 31, 2008	$27.32	$17.63
April 1, 2008 – June 30, 2008	22.99	18.46
July 1, 2008 – September 30, 2008	21.28	15.29
October 1, 2008 – December 31, 2008	17.71	9.30

Holders

     There were approximately 93 record and 8,932 beneficial owners of our common stock as of March 5, 2009.

Dividends

     We have not paid or declared any cash dividends to date. We intend to retain earnings, if any, to support the growth of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth the number of securities to be issued upon the exercise of, and the weighted-average exercise price of, outstanding options, warrants and rights, and the number of securities remaining available for future issuance, under our equity compensation plans as of December 31, 2008:

Number of securities
		Weighted average	remaining available for
	Number of securities	exercise price of	future issuance under
	to be issued upon	outstanding	compensation plans
	exercise of outstanding	options, warrants	(excluding securities
	options, warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	1,735,378	$ 14.42	1,136,416

Note: We do not have any equity compensation plans that have not been approved by security holders.

Performance Graph

     The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total stockholder return on our Common Stock with (b) the total return on the Nasdaq (US) Composite Index, and (c) the total return on the information technology of the Standard & Poor’s SmallCap 600 Index (“S&P 600 Info Tech Index”). The S&P 600 Info Tech Index consists of 125 of the 600 stocks comprising the Standard & Poor’s SmallCap 600 Index, a capitalization-weighted index of domestic stocks chosen for market size, liquidity and industry representation. We are a component company of the S&P 600 Info Tech Index. The following graph assumes that $100 had been invested in each of Stratasys, the Nasdaq (US) Composite Index, and the S&P 600 Info Tech Index on December 31, 2003.

Item 6. Selected Financial Data.

     The selected consolidated financial data as of and for the five-year period ended December 31, 2008, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2008, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	(In Thousands, Except Per Share Amounts)
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net sales	$124,495	$112,243	$103,809	$82,844	$70,329
Gross profit	66,412	59,708	51,441	43,755	39,069
Selling, general and administrative expenses	36,843	33,770	29,105	23,243	20,431
Research and development	8,973	7,465	6,699	6,354	5,640
Operating income	20,596	18,473	15,637	14,157	12,998
Net income	13,615	14,324	11,164	10,603	9,129
Net income per basic common share	0.66	0.69	0.55	0.50	0.44
Weighted average basic shares outstanding	20,676	20,772	20,240	21,056	20,700
Net income per diluted common share	$0.65	$0.66	$0.54	$0.49	$0.43
Weighted average diluted shares outstanding	21,079	21,567	20,723	21,489	21,452
Balance Sheet Data:
Working capital	$61,687	$64,100	$55,311	$47,524	$67,546
Total assets	147,123	148,757	118,004	104,680	99,199
Long term debt (less current portion)	—	—	—	—	—
Stockholders’ equity	$122,562	$123,834	$97,792	$86,269	$84,877

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

     Our strategy in 2008 was three-fold:

  Continue expanding our market position in the 3D printing market through increased sales of the five Dimension products including the Dimension 1200es BST and SST introduced in January 2008. The Dimension 1200es models offer customers the ABSplus material first introduced on our Elite that on average is 40% stronger than our other ABS material offering. At the end of 2008, the Dimension product line consisted of five systems ranging in price from $18,900 to $34,900. According to the 2008 Wohler’s Report (“Wohlers”), we shipped more 3D printers than other company in the world in 2007, and based on our results in 2008, we believe that we have continued that trend in 2008.

  In January 2009, we introduced a new personal 3D printer; the uPrint priced at $14,900 and reduced the prices on some of our existing models creating a new price range of $14,900 to $32,900. We believe the 3D printer market is price elastic and we can grow the volume of 3D printers and the related consumables and maintenance sold as we continue to introduce lower costs 3D printers.

  Expand our position in the RP and DDM markets through new proprietary product introductions, including the Fortus 200mc, Fortus 360mc, Fortus 400mc and Fortus 900mc. In 2008, revenue from our high-performance proprietary systems grew by 41% over 2007. The system revenue growth is attributable to our focus on proprietary products, customer acceptance of new product introductions, and further penetration of DDM applications. We remain fully committed to our historic core RP business. We believe that opportunities in direct digital manufacturing and rapid tooling and expansion of traditional rapid prototyping applications will be the impetus for continued growth.

  Expand our Paid Parts service of producing parts for customers. We believe this is a fragmented global market dominated by numerous small companies generating less than $1 million each in annual sales. Sales from our Paid Parts service have been somewhat volatile quarter-to-quarter as we work to identify the most effective ways of reaching customers. In the fall of 2005, we launched RedEye RPM™, later rebranded as Redeye on Demand, as an internet site allowing customers to obtain instant quotes and then order their parts over the Internet via the submission of a standard 3D CAD STL file. In February 2008, we launched RedeyeArc.com specifically aimed at serving the architectural market through our Paid Parts business. Year-over-year sales of our Paid Parts service increased by 12%. In December 2008, we announced that AutoCAD users can now order digitally manufactured prototypes and production parts quickly and easily through a new on-demand 3D printing capability supported by our Redeye Paid Parts business. As customers continue to increase their volume of parts ordered, we are often successful in selling them systems to produce their own parts.

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

     The discontinuation of the Objet and Arcam agreements impacts the year-over-year revenue and gross margin analysis. We sold approximately $188,000 and $4.0 million of distributed products and services in 2008 and 2007, respectively. These sales were at negligible gross margins. In discussing the year-over-year revenue and gross margin comparisons we refer to these two relationships as “distributed” products and services. “Proprietary” refers primarily to products that we design and manufacture including third-party peripheral items such as stands and tanks, and services we provide.

     As our installed base of systems has increased, we have derived an increasing amount of revenue from sales of consumables, maintenance contracts, and other services. Revenue relating to our installed base of systems generates recurring revenue for us. In 2008, excluding revenue from distributed products, total non-system revenue increased by 15% due principally to 10% growth in maintenance, 12% growth in proprietary consumable revenue and Paid Parts revenue.

     Total net unit shipments were essentially flat in 2008 amounting to 2,184 systems compared with the 2,169 net units shipped in 2007. Based upon data and estimates furnished in Wohlers, through 2007 we shipped approximately 34% of all RP systems since the industry’s inception in 1987, an improvement over the 24% we realized through 2002. The 2008 Wohlers Report also states that we shipped 44% of all RP systems globally in 2007. Based on data derived from Wohlers, we believe we shipped more total systems than any other company in our industry in the world in 2007 and that this will also be the case for 2008. Our sales were derived from a number of industries, including automotive, consumer products, electronics, general manufacturing, educational, government, and aerospace.

     In 2009, we plan to continue to make investments in fixed assets, process improvements, information technology (“IT”), and human resource development activities that will be required for future growth. Our expense levels are based in part on our expectations of future sales and we will make adjustments to our expense levels as we consider appropriate. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated sales, fluctuations in sales in a particular period could adversely impact our operating results. Whereas our backlog as of December 31, 2008, was $2.6 million, it would not be sufficient to meet our budgeted sales targets should new system orders in 2009 decline.

     We expect growth to be largely dependent upon our ability to penetrate new markets and develop and market new RP, DDM and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our ability to implement our strategy for 2009 is subject to numerous uncertainties, many of which are described under “Risk Factors,” above, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.” We cannot ensure that our efforts will be successful.

Results of Operations

Twelve months ended December 31, 2008 compared with twelve months ended December 31, 2007

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated statement of operations.

For the twelve months ended December 31,	2008	2007
Net sales	100.0%	100.0%
Cost of sales	46.7%	46.8%
Gross profit	53.3%	53.2%
Selling, general and administrative	29.6%	30.1%
Research & development	7.2%	6.7%
Operating income	16.5%	16.5%
Other income (expense)	0.1%	1.7%
Income before taxes	16.7%	18.2%
Income taxes	5.7%	5.4%
Net income	10.9%	12.8%

Net Sales

     Net sales of our products and services for 2008 and 2007 and changes in net sales were as follows:

			Year-over-
	2008	2007	Year Change
Products	$98,969	$89,280	10.9%
Services	25,526	22,963	11.2%
Net sales	$124,495	$112,243	10.9%

     In 2007 and the beginning of 2008, we discontinued distribution of Eden and Arcam products. We recognized approximately $0.2 million and $4.0 million of distributed sales in 2008 and 2007, respectively. Adjusting for the impact of the terminated distributed agreements, net sales of our products and services for 2008 and 2007, and changes in net sales, were as follows:

			Year-over-
	2008	2007	Year Change
Products	$98,782	$86,255	14.5%
Services	25,526	22,002	16.0%
Net sales	$124,308	$108,257	14.8%

     The primary drivers of the year-over-year growth in proprietary product and service sales were:

  41% increase in Fortus high productivity system sales

  12% increase in our Paid Parts business

  12% increase in consumable sales

  10% increase in our maintenance sales

     Sales of Fortus systems grew with new product introductions and our focus on new applications within the DDM market. As we increased our installed base of systems in the field, we continued to see solid growth in consumables and maintenance revenue. Our Dimension systems sales were flat in 2008 due to the weak global economy.

     Service revenues predominately consisted of the following components: maintenance, Paid Parts, and rentals. We saw a 12% increase in our Paid Parts service as we continued to invest in reaching customers through trade shows, direct mailings and our RedEye on Demand™ website, which allows customers to order their parts over the Internet. In addition, in February, 2008 we launched RedEye ARC in an effort to reach the architectural market. Revenues from maintenance services on our proprietary systems saw year-over-year revenue growth of 10% as we continued to increase our installed base of systems.

     Net sales and the percentage of net sales by region for 2008 and 2007, as well as the percentage change were as follows:

					Year-over-
	2008		2007		Year Change
North America	$66,698	54%	$62,525	56%	6.7%
Europe	37,430	30%	27,144	24%	37.9%
Asia Pacific	18,534	15%	19,806	18%	-6.4%
Other	1,833	1%	2,768	2%	-33.8%
Total	$124,495	100%	$112,243	100%	10.9%

     North American sales grew in 2008 primarily due to significant growth in our high-performance systems, higher maintenance revenue from a growing installed base and continued growth in our Paid Parts service business. This growth was partially off-set by a $3.8 million decline in distributed product revenue that resulted from the discontinuation of our distributed products agreements in 2007.

     European sales grew dramatically during 2008 as a result of growth in our high-performance systems, expansion of our reseller network and a favorable US Dollar exchange rate through the first three quarters of 2008.

     Asia Pacific sales declined as a result of weak sales within the Japanese market due to a decrease in overall demand. We believe sales in certain Asia Pacific countries were impacted by weak economic conditions.

     We believe that the challenging economic conditions that have affected North America as well as other regions of the world in late 2008 and early 2009 may have a negative impact on our future sales and profitability.

Gross Profit

     Gross profit and gross profit as a percentage of sales for our products and services for 2008 and 2007, as well as the percentage changes in gross profit were as follows:

					Year-over-
	2008		2007		Year Change
		% of Related		% of Related
		Sales		Sales
Products	$51,297	51.8%	$48,739	54.6%	5.2%
Services	15,116	59.2%	10,969	47.8%	37.8%
Gross profit	$66,413	53.3%	$59,708	53.2%	11.2%

     Product gross profit decreased, as a percentage of product sales, due primarily to changes in product mix and increased software amortization. Service gross profit benefited primarily from the following:

  12% growth in our high margin Paid Parts business;

  Discontinuation of service on distributed products. This service business had negligible margins;

  Improved quality and reliability of our proprietary systems resulting in reduced service costs and higher service margins.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales for 2008 and 2007, as well as the percentage change in operating expenses were as follows:

					Year-over-
	2008		2007		Year Change
		% of Sales		% of Sales
Selling, general & administrative	$36,843	29.6%	$33,770	30.1%	9.1%
Research and development	8,973	7.2%	7,465	6.7%	20.2%
Total operating expenses	$45,816	36.8%	$41,235	36.7%	11.1%

     Selling, general and administrative expenses for 2008 increased due to the growth in sales. Theses 2008 costs include approximately $545,000 in restructuring charges related to sales strategy for our Fortus high-end systems. Effective January 1, 2009, we began selling Fortus 3D Production Systems through a select group of North American resellers from our established reseller channel, which had previously distributed only the Dimension 3D printer product line. This sales strategy leverages our success with a network of independent regional resellers that we believe is the strongest sales channel in the industry. This new strategy more than triples our sales support for high-end systems. By replacing our Fortus 3D Production Systems direct sales channel with our existing reseller channel, we have converted a significant portion of our fixed selling costs to a variable cost structure. Cash flows related to restructuring charges began during the fourth quarter of 2008 and are expected to be completed by the first quarter of 2009. We intend to finance these restructuring charges from existing cash or from cash flows from operations.

     Research and development expense increased by 20.2% over the previous year as we remain committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms. This spending is focused on accelerating our development efforts to address both the 3D printer and DDM market opportunities we believe exist. Increases were primarily the result of increases in engineering headcounts partially offset by an increase in internally capitalized software. During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 500 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications. This effort resulted in the Fortus 900mc. The agreement included payments to us as R&D milestones were achieved, as well as payments that were dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at direct digital manufacturing advances and are not recognized as revenue. During 2008 and 2007, we offset approximately $0.3 million and $1.0 million, respectively, of R&D expenses with monies received from this customer. This contract was completed in 2008. In 2008 and 2007, capitalized software additions were approximately $2.1 million and $2.0 million, respectively.

Operating Income

     Operating income and operating income as a percentage of sales for 2008 and 2007, as well as the percentage change in operating income were as follows:

					Year-over-
	2008		2007		Year Change
		% of Sales		% of Sales
Operating income	$20,596	16.5%	$18,473	16.5%	11.5%

     Operating income remained constant as a percentage of sales and increased in real dollars due to the increase in sales volume.

Other Income (Expenses)

     Other income (expenses) for 2008 and 2007 and changes in other income (expenses) were as follows:

			Year-over-
			Year
	2008	2007	Change
Interest income	$2,037	$2,316	-12%
Foreign currency transaction losses	(835)	(503)	66%
Other	(1,065)	76	-1501%
Total	$137	$1,889	-93%

     Interest income decreased in 2008 compared with 2007 due to lower average interest rates on investments.

     We incurred foreign currency transaction losses because we sell primarily in euros throughout most of Europe. Consequently, we have euro denominated receivables that we mark to the current exchange rate at the end of each month. As the euro has fluctuated compared to the US dollar throughout most of 2008, we adjusted the carrying value of these receivables to reflect the changes in the exchange rate. Each month we enter into 30-day forward contracts to offset a portion of the impact of variations in exchange rates. In 2008, our hedging strategy resulted in a larger transaction loss due to the volatility of the US dollar relative to the euro. At December 31, 2008 we had approximately €6.0 million net in Euro-denominated receivables and a €5.0 million 30-day forward contract.

     Other income (loss) for 2008 includes an impairment charge of approximately $1.3 million related to $2.6 million in a Jefferson County, Alabama, municipal bond. In February 2008, the auction for this auction rate security failed and its rating has been reduced from AAA to CCC. With the assistance of outside consultants, we determined this investment has incurred both a temporary and other-than-temporary impairment loss.

Income Taxes

     Income taxes and income taxes as a percentage of net income before taxes for 2008 and 2007, as well as the percentage change were as follows:

			Year-over-
	2008	2007	Year Change
Income taxes	$7,118	$6,038	18%
As a percent of income before income taxes	34.3%	29.6%

     The following is a reconciliation of the 2008 effective income tax rate compared with the 2007 rate:

2008 Effective income tax rate	34.3%
2007 income tax benefit recognized from prior year
amendments for state research and development credits	(3.7%)
Other, net	(1.0%)
2007 Effective income tax rate	29.6%

Net Income

     Net income and net income as a percentage of sales for 2008 and 2007, as well as the percentage change in net income were as follows:

					Year-over-
	2008		2007		Year Change
		% of Sales		% of Sales
Net income	$13,615	10.9%	$14,324	12.8%	-5.0%

     For the reasons cited above, our net income for the year ended December 31, 2008 was lower than for the year ended December 31, 2007.

Twelve months ended December 31, 2007 compared with twelve months ended December 31, 2006

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated statement of operations.

For the twelve months ended December 31,	2007	2006
Net sales	100.0%	100.0%
Cost of sales	46.8%	50.4%
Gross profit	53.2%	49.6%
Selling, general and administrative	30.1%	28.0%
Research & development	6.7%	6.5%
Operating income	16.5%	15.1%
Other income (expense)	1.7%	1.3%
Income before taxes	18.2%	16.4%
Income taxes	5.4%	5.6%
Net income	12.8%	10.8%

Net Sales

     Net sales of our products and services for 2007 and 2006 and changes in net sales were as follows:

			Year-over-
	2007	2006	Year Change
Products	$89,280	$83,450	7.0%
Services	22,963	20,359	12.8%
Net sales	$112,243	$103,809	8.1%

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

      Adjusting for the impact of the terminated distributed agreements with Objet and Arcam, net sales of our products and services for 2007 and 2006 and changes in net sales were as follows:

			Year-over-
	2007	2006	Year Change
Products	$86,255	$66,791	29.1%
Services	22,002	19,496	12.9%
Net sales	$108,257	$86,287	25.5%

      Our Dimension systems sales continued to grow as we introduced a new, higher-priced system in January 2007 and as awareness of the technology increases. Sales of high-performance systems grew with new product introductions, the refocus of the domestic sales team on proprietary products and new applications within the DDM market. As we increased our installed base of systems in the field, we continued to see solid growth in consumables. Overall, proprietary systems and consumables grew by 31% in 2007 compared to 2006.

     Service revenues predominately consisted of the following components: maintenance, Paid Parts, and rentals. We saw a 30% increase in our Paid Parts service as we continued to invest in reaching customers through trade shows, direct mailings and our RedEye on Demand™ website, which allows customers to order their parts over the Internet. Revenues from maintenance services on our proprietary systems saw year-over-year revenue growth of 6%. We attribute this slower growth to the one-year warranty for all international systems and domestic education systems as well as the high quality and reliability experienced by our 3D printer customers who now acquire multiple systems.

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

  Growth in our Paid Parts service, which focused in 2007 almost exclusively on North America.

     We saw a strong European market during 2007 for our high-end productivity systems. We believe a portion of this recovery was due to the weakness of the US dollar relative to the euro, but a portion also related to new product introductions. In addition, we saw strong growth in sales of our Dimension products as we continued to grow our reseller network and their effectiveness. We also saw strong growth in Asia Pacific due to new product introductions, expansion in our Dimension reseller network as well as the effectiveness of existing resellers.

Gross Profit

     Gross profit and gross profit as a percentage of sales for our products and services for 2007 and 2006, as well as the percentage changes in gross profit were as follows:

					Year-over-
	2007		2006		Year Change
		% of Related		% of Related
		Sales		Sales
Products	$48,739	54.6%	$41,496	49.7%	17.5%
Services	10,969	47.8%	9,945	48.8%	10.3%
Gross profit	$59,708	53.2%	$51,441	49.6%	16.1%

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

     Selling, general and administrative expenses for 2007 increased significantly over the prior year as a percentage of sales for the following primary reasons:

  We significantly expanded our sales and marketing efforts in our Paid Parts service in an effort to capture market share in a segment of the RP market that is very fragmented.

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

     Research and development expense increased by 11.4% over the previous year as we remained committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms. Increases were primarily the result of increases in engineering headcounts partially offset by an increase in internally capitalized software. During the quarter ended September 30, 2005, we announced that we received a $3.6 million order from a Fortune 100 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications. This effort resulted in the Fortus 900mc. The agreement includes payments to us over four years as R&D milestones are achieved, as well as payments that are dependent upon future deliverables. R&D payments received offset accelerated R&D efforts aimed at direct digital manufacturing advances and are not recognized as revenue. During 2007 and 2006, we offset approximately $980,000 and $1.1 million, respectively, of R&D expenses with monies received from this customer.

Operating Income

     Operating income and operating income as a percentage of sales for 2007 and 2006, as well as the percentage change in operating income were as follows:

					Year-over-
	2007		2006		Year Change
		% of Sales		% of Sales
Operating income	$18,473	16.5%	$15,637	15.1%	18.1%

     Operating income increased due to the higher sales volume and the increase in sales of our high-end proprietary systems and 3D printers compared with distributed products, which carried a lower margin.

Other Income (Expenses)

     Other income (expenses) for 2007 and 2006 and changes in other income (expenses) were as follows:

			Year-over-
			Year
	2007	2006	Change
Interest income	$2,316	$1,648	41%
Foreign currency transaction losses	(503)	(307)	64%
Other	76	(13)	-685%
Total	$1,889	$1,328	42%

     Interest income increased in 2007 compared with 2006 as we had higher average cash and investment balances throughout the year.

     We incurred foreign currency transaction losses because we sold primarily in euros throughout most of Europe. Consequently, we had euro denominated receivables that we marked to the current exchange rate at the end of each month. As the euro fluctuated compared to the US dollar throughout most of 2007, we adjusted the carrying value of these receivables to reflect the changes in the exchange rate. Each month we enter into 30-day forward contracts to offset a portion of the impact of variations in exchange rates. In 2007, our hedging strategy resulted in a larger transaction loss due to the continuing weakening of the US dollar relative to the euro. At December 31, 2007 we had approximately €4.5 million net in Euro-denominated receivables and a €3.3 million 30-day forward contract.

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

     For the reasons cited above, our net income for the year ended December 31, 2007 was at a higher percentage of sales than the year ended December 31, 2006.

Liquidity and Capital Resources

     A summary of our statement of cash flows for the three years ended December 31, 2008 is as follows:

	2008	2007	2006
Net income	$13,615	$14,324	$11,164
Depreciation and amortization	7,004	4,974	3,832
Stock-based compensation	1,322	955	1,266
Change in working capital and other	(7,450)	916	(3,866)
Net cash provided by operating and other activities	14,491	21,169	12,396
Net cash provided by (used in) investing activities	13,290	(23,841)	(7,603)
Net cash provided by (used in) in financing activities	(15,856)	9,321	(1,704)
Effect of exchange rate changes on cash	(191)	260	132
Net increase in cash and cash equivalents	11,734	6,909	3,221
Cash and cash equivalents, beginning of year	16,212	9,303	6,082
Cash and cash equivalents, end of year	$27,946	$16,212	$9,303

     The net cash provided by our operating activities over the past three years has amounted to approximately $48.1 million, principally derived from $39.1 million in net income, plus $15.8 million in depreciation and amortization, $3.5 million in stock-based compensation, less $10.4 million attributable to changes in net working capital and other items.

     In 2008, the principal source of cash from our operating activities was our net income, as adjusted to exclude the effects of non-cash charges partially offset by an increase in inventories due to the introduction of the uPrint and 900mc systems. Our 2008 net accounts receivable balance remained relatively flat as compared to 2007. Although we continue to offer 180-day extended terms to our 3D Printing resellers for demo units, we have seen a continued reduction in our days sales outstanding (“DSO”) as a result of increase collection efforts. DSO’s were 78 days in 2008, 86 days in 2007 and 88 days in 2006.

     For the years ended December 31, 2008, 2007, and 2006, our inventory balances were $19.9 million, $12.8 million, and $9.9 million, respectively. The increase in 2008 from 2007 was principally due to last time buys for legacy systems, higher finished goods inventory required to support the launch of a new products in late 2008 and early 2009, and increased consumable raw material inventory due to strategic buys and to support our increasing installed base. We have instituted better inventory management, but recognize that we have opportunities to make considerably more improvement to reduce overall inventory and improve turns. A significant portion of our inventory is dedicated to the fulfillment of our service contract and warranty obligations. As we have introduced new products over the past few years, there are more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory. With the introduction of these new products, older products have been discontinued, but certain inventory is still required to fulfill our ongoing service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

     Investments in sales-type leases used cash of $1.1 million in 2008, $1.2 million in 2007 and $0.9 million in 2006. In mid-2003 we introduced a leasing program that was principally designed for the Dimension systems. The program now includes customers in both our 3D printing and our Fortus high-performance system product lines and we plan to continue this leasing program for the foreseeable future.

     Accounts payable and other current accrued liabilities used cash of $2.1 million for the year ended December 31, 2008 and provided cash of $5.6 million and $0.7 million for the years ended December 31, 2007 and 2006, respectively. In 2008, the decrease was related to the timing of payments for inventory purchases and employee compensation.

     Unearned revenue, principally consisting of purchased maintenance contracts and implied maintenance contracts, provided cash of $1.8 million in 2008, $1.1 million in 2007 and $1.2 million in 2006. This increase is primarily from our growing installed base of systems.

     Our investing activities provided cash of 13.3 million for the year ended December 31, 2008 and used cash of $23.8 million and $7.6 million for the years ended December 31, 2007 and 2006, respectively. In 2008, the sale of investments provided approximately $23.9 million in cash from investing activities, whereas purchases of investments, net of proceeds, utilized cash of approximately $10.0 million in 2007. Purchases and proceeds netted to zero in 2006.

     At December 31, 2008, our investments included:

  Approximately $16.3 million in municipal government bonds maturing between January 2009 and May 2026, all of which have ratings between AA and BA; and

  Approximately $2.4 million tax-free Auction Rate Security (“ARS”), which re-prices approximately every 30 days. The ARS had a rating of AA at December 31, 2008.

     As of December 31, 2008, approximately $1.1 million in ARS classified in the Balance Sheet caption “Long-term investments – available for sale securities”, consisted of an investment in a Jefferson County, Alabama municipal bond that has seen its rating reduced to triple C from triple A. In order to help us determine the carrying value of this investment, we hired outside consultants to qualitatively and quantitatively evaluate our ARS portfolio.

     With the assistance of the outside consultants, we determined that, as of December 31, 2008, the $2.6 million investment in the Jefferson County, Alabama municipal bond had incurred both a temporary and other-than-temporary impairment. As a result of this determination, we recorded a pretax charge of $1.3 million in the Income Statement caption “Other income (expense)” for the other-than-temporary impairment and recognized an additional pre-tax fair value adjustment of $0.2 million in the Balance Sheet caption “Other comprehensive income” for the temporary impairment. The resulting fair value of the Jefferson County, Alabama municipal bond of $1.1 million is included in the Balance Sheet caption “Long term investments – available for sale securities.” Our ability to ultimately recognize the $1.1 million fair value of this investment is subject to numerous risks and uncertainties that may develop in future periods.  Additional information about our uncertainty about future events is included in the section below captioned “Forward Looking Statements and Factors that May Affect Future Results of Operations.”

     Property and equipment acquisitions totaled $8.5 million, $10.2 million, and $6.1 million in 2008, 2007, and 2006, respectively. Over the three-year period ended December 31, 2008, our principal property and equipment acquisitions were for manufacturing or engineering development equipment, tooling, leasehold improvements, and the acquisition of computer systems and software applications. Payments for intangible assets, including patents and capitalized software, amounted to $2.4 million, $3.7 million and $1.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

     Proceeds from the exercise of stock options provided cash of $3.2 million, $8.5 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Financing activity included the repurchase of 1,089,575 and 257,000 shares of common stock during the years ended December 31, 2008 and 2006, respectively. There were no common stock repurchases during the year ended December 31, 2007. As of December 31, 2008, the Company has authorization to repurchase approximately $10.9 million of additional common stock.

     For 2009, we expect to use our cash as follows;

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

     While we believe that the primary source of liquidity during 2009 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base. This credit line bears interest at defined rates based upon two different indices and expires in July 2009. To date, we have not borrowed against this credit facility.

     At December 31, 2008, large receivable balances were concentrated with certain resellers. Default by one or more of these resellers or customers could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

     Our total current assets amounted to $86.2 million at December 31, 2008, the majority of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to $24.6 million and we have no long-term debt. We estimate that we will spend between approximately $6.0 and $8.0 million in 2009 for property and equipment. We also estimate that as of December 31, 2008, we had approximately $16.3 million of purchase commitments for inventory from selected vendors for the year ending December 31, 2009. In addition to purchase commitments for inventory, we also have future commitments for leased facilities. We intend to finance our purchase commitments from existing cash or from cash flows from operations. The future contractual cash obligations related to these commitments are as follows:

Year ending December 31,	Facilities	Inventory	Total
2009	$406,000	$16,318,000	$16,724,000
2010	313,000		313,000
2011	89,000		89,000
	$808,000	$16,318,000	$17,126,000

     We have no contractual obligations beyond 2011. Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48. In addition to the above disclosed contractual obligations, the FIN 48 tax liability was $1.2 million at December 31, 2008. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with taxing authorities.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

     We invoice sales to certain European distributors in euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. In the year ended December 31, 2008, the loss from foreign currency transactions amounted to approximately $0.8 million, whereas in the comparable 2007 period we reported losses from foreign currency transactions of approximately $0.5 million. In the year ended December 31, 2008, we hedged between €2.5 and €5.1 million of our accounts receivable that were denominated in euros. The hedge resulted in a currency exchange loss of approximately $0.2 million for this period. We intend to continue to hedge some of our accounts receivable balances that are denominated in euros throughout 2009 and will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risk, but there can be no assurance that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our revenue from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

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

Revenue Recognition

     We recognize revenue, consistent with SAB 104 and EITF 00-21, when 1) persuasive evidence of a final agreement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable, and 4) collectibility is reasonably assured. Our standard terms are FOB shipping point, and as such most of our revenue from system sales is primarily recognized at time of shipment if the shipment conforms to the terms and conditions of the purchase agreement. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance. In these instances, revenues would be recognized only upon satisfying the conditions established by the customer in its purchase order to us. Revenue from sales-type leases of our high-performance systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases of our Dimension systems is recognized at time of shipment, since either the customer or the reseller performs the installation. We recognize revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period. Revenue from maintenance contracts is recognized ratably over the term of the contract, usually one year. On certain sales that require a one-year warranty rather than our standard 90-day warranty, a percentage of the selling price that represents the fair value of the extended warranty is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. This has had the effect of deferring, as of December 31, 2008, approximately $3.0 million of revenue that will be recognized in future periods.

     We assess collectibility as part of the revenue recognition process. We evaluate a number of factors to assess collectibility, including an evaluation of the credit worthiness of the customer, past payment history, and current economic conditions. If it is determined that collectibility cannot be reasonably assured, we would decline shipment, request a down payment, or defer recognition of revenue until ultimate collectibility is more determinable. We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. If past trends were to change, we would potentially have to increase or decrease the amount of the provision for these returns. We have experienced minimal returns related to leasing. We will monitor our lease sales in the future, and if necessary will record a provision for returns on leased systems. As of December 31, 2008 and 2007 our allowance for returns was $0.1 and $0.2 million, respectively.

Stock-Based Compensation

     We account for stock-based compensation under the guidance in SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised).” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

     SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     We adopted SFAS No. 123(R), effective January 1, 2006. On that date, the Company’s management elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore did not restate the financial results for prior periods. Under this transition method, the provisions of SFAS No. 123(R) were applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation costs were recognized over the remaining applicable service period for the portion of awards that were outstanding as of January 1, 2006, but for which the requisite service had not yet been rendered.

     Based on stock options that vested since adoption of SFAS No. 123(R), the Company recorded approximately $1.3 million and $955,000 of additional compensation expense for the years ended December 31, 2008 and 2007, respectively. There were no stock option grants for the year ended December 31, 2006.

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

     Certain of our resellers have carried large balances that have become overdue. Most of these resellers have continued to pay down their balances and are still considered performing. A default by one or more of these resellers could have a material effect, ranging from $0.2 million to $0.8 million, on our reported operating results in the period affected. As of December 31, 2008 and 2007, our allowance for doubtful accounts amounted to $1.0 and $1.2 million, respectively. The decrease in the reserve was primarily due to increased collection efforts and a maturing reseller network.

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

     Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We reevaluate these tax positions quarterly and make adjustments as required. At December 31, 2008 and 2007, we had unrecognized tax benefits of $1.2 million and 1.0 million, respectively.

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

Recently Issued Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes 1) a single definition of fair value and a framework for measuring fair value; 2) sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements; and 3) requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, removes leasing transactions from the scope of SFAS No. 157 and defers its effective date for one year relative to certain non-financial assets and liabilities.

     The application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of 1) non-financial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually); and 2) all financial assets and liabilities. This adoption did not have a material impact on our consolidated results of operations or financial condition and the disclosures required by it are provided in Note 11 – Fair Value Measurements.

     We are currently evaluating the remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2. Areas impacted by the deferral relate to non-financial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as long-lived asset groups measured at fair value for an impairment assessment. We are to apply the effects of these remaining aspects of SFAS No. 157 to fair value measurements prospectively beginning January 1, 2009. We do not expect them to have a material impact on our consolidated results of operations or financial condition.

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

     SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that existed at that date. The entity is then required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We did not elect the fair value option for eligible items that existed as of January 1, 2008.

     In September 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires nonrefundable advance payments that we make for future R&D activities to be capitalized and recognized as an expense as we receive the goods or services. EITF No. 07-3 was effective for new arrangements entered into beginning January 1, 2008. The adoption of EITF No. 07-3 had no impact on our consolidated results of operations or financial condition.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are evaluating the impact of this standard and will evaluate its impact on any acquisitions that would occur after the effective date.

     In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”) that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon 1) existing authoritative pronouncements; 2) analogy to such pronouncements if not within their scope; or 3) a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 is effective for us beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impacts and disclosures of this standard, but would not expect EITF No. 07-1 to have any impact on our consolidated results of operations or financial condition.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit-risk related. SFAS No. 161 is effective for us beginning January 1, 2009 on a prospective basis. We do not expect this standard to have a material impact on our consolidated results of operations or financial condition.

     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. We do not expect this standard to have a material impact on our consolidated results of operations or financial condition.

Forward-looking Statements and Factors That May Affect Future Results of Operations

     All statements herein that are not historical facts or that include such words as “expects”, “anticipates”, “projects”, “estimates”, “vision”, “planning” or “believes” or similar words constitute forward-looking statements that we deem to be covered by and to qualify for the safe harbor protection covered by the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein.

     These forward-looking statements include the expected increases in net sales of RP, DDM, and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include projected revenue and income in future quarters; the size of the 3D printing market; our objectives for the marketing and sale of our Dimension™ 3D printers and our Fortus™ 3D production systems, particularly for use in direct digital manufacturing (DDM); the demand for our proprietary consumables; the expansion of our paid parts service; and our beliefs with respect to the growth in the demand for our products. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors” above. These forward-looking statements are based on assumptions, among others, that we will be able to:

  continue to introduce new high-performance and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

  successfully develop the 3D printing market with our Dimension BST, Dimension SST, Dimension Elite, and uPrint systems, and that the market will accept these systems;

  successfully develop the DDM market with our Fortus 200mc 360mc, 400mc and 900mc, and that the market will accept these systems;

  maintain our revenues and gross margins on our present products;

  control our operating expenses;

  expand our manufacturing capabilities to meet the expected demand generated by our uPrint, Dimension BST, Dimension SST and Dimension Elite systems, our consumable products and our Paid Parts service;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in Auction Rate Securities and municipal government bonds that bear interest at rates of 1.4% to 6.0%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that are conducted in euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.4 million for the continued maintenance of our European facility. Throughout 2008 we hedged between €2.5 million and €5.1 million of our accounts receivable balances that were denominated in euros. A hypothetical 10% change in the exchange rates between the US dollar and the euro could increase or decrease income before taxes by between $0.7 million and $1.1 million.

Item 8. Financial Statements and Supplementary Data.

     This information appears following Item 15 of this report and is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

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

Internal Control over Financial Reporting

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an effective system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management has prepared an annual report on internal control over financial reporting. Management’s report is included in this Annual Report on Form 10-K on page F-1. In addition, Grant Thornton, LLP, our independent registered public accounting firm, has prepared its report on the effectiveness of our internal control over financial reporting and such report is included on pages F-4 to F-5 of the consolidated financial statements.

Item 9B. Other Information.

     On February 12, 2009, pursuant to the recommendation of the Compensation Committee of our Board of Directors, our Board of Directors adopted an amendment to Section 4 of the Stratasys 2008 Long-Term Performance and Incentive Plan (the “2008 Plan”) to provide that stockholder approval shall be required to (i) cancel or amend outstanding options or SARs for the purpose of repricing, replacing, or regranting such options or SARs with options or SARs that have a purchase or grant price that is less than the purchase or grant price for the original options or SARs or (ii) issue an option or amend an outstanding option to provide for the grant or issuance of a new option on exercise of the original option (so-called “reload options”).  A copy of the 2008 Plan, as amended, is appended hereto as Exhibit 10.6.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 7, 2009.

Item 11. Executive Compensation.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 7, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 7, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 7, 2009.

Item 14. Principal Accountant Fees and Services.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 7, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents

1. Financial Statements --

	Management’s Report on Internal Control Over Financial Reporting	F-3
	Reports of Independent Registered Public Accounting Firms	F-4 to F-7
	Consolidated Balance Sheets December 31, 2008 and 2007	F-8
	Consolidated Statements of Operations Years Ended December 31, 2008, 2007 and 2006	F-9
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive
	Income Years Ended December 31, 2008, 2007 and 2006	F-10
	Consolidated Statements of Cash Flows Years Ended December 31, 2008, 2007 and 2006	F-11
	Notes to Consolidated Financial Statements	F-12 to F-32

2. Financial Statement Schedule --

	Schedule II-- Valuation and Qualifying Accounts and Reserves	F-33

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRMS

DECEMBER 31, 2008 AND 2007

CONTENTS

Management’s Report on Internal Controls over Financial Reporting	F-3

Reports of Independent Registered Public Accounting Firms	F-4-F-7

Consolidated Financial Statements

Balance Sheets	F-8

Statements of Operations	F-9

Statements of Changes in Stockholders' Equity and Comprehensive Income	F-10

Statements of Cash Flows	F-11

Notes to Financial Statements	F-12-F-32

Schedule II - Valuation and Qualifying Accounts and Reserves	F-33

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

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2008 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the specified criteria.

/s/ S. SCOTT CRUMP
S. Scott Crump
Chief Executive Officer

/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer

Date: March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stratasys, Inc.

     We have audited the accompanying consolidated balance sheets of Stratasys, Inc. and subsidiaries (the “Company”) (a Delaware Corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratasys, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stratasys, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota

March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stratasys, Inc.

     We have audited Stratasys, Inc. and subsidiaries (the “Company”) (a Delaware Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Stratasys, Inc.’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, Stratasys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stratasys, Inc. and  Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows as of and for the years ended December 31, 2008 and 2007 and our report dated March 9, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota

March 9, 2009

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

/s/ ROTHSTEIN, KASS & COMPANY, P.C.
Roseland, New Jersey
January 31, 2007

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

December 31,	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$27,945,799	$16,211,771
Short-term investments	4,835,055	27,257,592
Accounts receivable, less allowance for doubtful
accounts of $1,017,521 and $1,205,621
in 2008 and 2007, respectively	26,539,733	26,307,053
Inventories	19,889,351	12,771,235
Net investment in sales-type leases, less allowance
for doubtful accounts of $324,642 and $154,849
in 2008 and 2007, respectively	3,870,472	3,256,953
Prepaid expenses and other current assets	2,608,080	2,507,316
Deferred income taxes	559,000	711,000
Total current assets	86,247,490	89,022,920
Property and equipment, net	29,749,921	26,577,362
Other assets
Intangible assets, net	8,347,200	8,063,319
Net investment in sales-type leases	4,545,977	4,101,682
Deferred income taxes	989,000	719,000
Long-term investments - Available for sale securities	1,109,250	-
Long-term investments	13,825,981	17,965,489
Other non-current assets	2,308,214	2,307,250
Total other assets	31,125,622	33,156,740
Total assets	$147,123,033	$148,757,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and other current liabilities	$11,795,238	$13,959,022
Unearned revenues	12,765,396	10,964,471
Total current liabilities	24,560,634	24,923,493
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
issued 25,909,603 shares and 25,610,654
shares in 2008 and 2007, respectively	259,096	256,108
Capital in excess of par value	91,611,078	87,023,541
Retained earnings	69,899,669	56,284,182
Accumulated other comprehensive income (loss)	(203,019)	172,073
Less cost of treasury stock, 5,687,631 and 4,600,056 shares
in 2008 and 2007, respectively	(39,004,425)	(19,902,375)
Total stockholders' equity	122,562,399	123,833,529
Total liabilities and stockholders' equity	$147,123,033	$148,757,022

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

Years Ended December 31,	2008	2007	2006
Net sales
Products	$98,969,152	$89,280,009	$83,449,388
Services	25,525,860	22,962,572	20,359,463
	124,495,012	112,242,581	103,808,851

Cost of sales
Products	47,672,443	40,540,564	41,953,162
Services	10,410,249	11,993,906	10,414,305
	58,082,692	52,534,470	52,367,467

Gross profit	66,412,320	59,708,111	51,441,384

Operating expenses
Research and development	8,973,203	7,465,334	6,699,373
Selling, general and administrative	36,842,665	33,769,880	29,105,342
	45,815,868	41,235,214	35,804,715

Operating income	20,596,452	18,472,897	15,636,669

Other income (expense)
Interest income, net	2,037,257	2,316,001	1,648,035
Foreign currency transaction losses, net	(834,762)	(503,309)	(307,314)
Other	(1,065,460)	76,468	(13,211)
	137,035	1,889,160	1,327,510

Income before income taxes	20,733,487	20,362,057	16,964,179
Income taxes	7,118,000	6,037,999	5,800,000

Net income	$13,615,487	$14,324,058	$11,164,179

Net income per common share
Basic	$0.66	$0.69	$0.55
Diluted	0.65	0.66	0.54

Weighted average commons shares outstanding
Basic	20,676,436	20,771,656	20,240,012
Diluted	21,079,265	21,565,618	20,723,166

     See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Stratasys, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

Years Ended December 31, 2008, 2007, and 2006
					Accumulated
					Other
			Capital in		Comprehensive		Total
	Common Stock		Excess of	Retained	Income	Treasury	Stockholders'	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss)	Stock	Equity	Income
Balances, January 1, 2006	24,574,410	$245,744	$72,343,080	$30,795,945	$(324,599)	$(16,791,095)	$86,269,075
Exercise of stock options and warrants	315,350	3,154	1,404,020				1,407,174
Income tax reductions relating to
exercise of stock options			589,611				589,611
Purchase of 257,000 shares of treasury stock						(3,111,280)	(3,111,280)
Stock based compensation			1,265,556				1,265,556
Net income				11,164,179			11,164,179	$11,164,179
Other comprehensive loss,
foreign currency translation adjustment					207,604		207,604	207,604
Total comprehensive income								$11,371,783
Balances, December 31, 2006	24,889,760	248,898	75,602,267	41,960,124	(116,995)	(19,902,375)	97,791,919

Exercise of stock options and warrants	720,894	7,210	8,501,055				8,508,265
Income tax reductions relating to
exercise of stock options			1,965,436				1,965,436
Stock based compensation			954,783				954,783
Net income				14,324,058			14,324,058	$14,324,058
Other comprehensive income,
foreign currency translation adjustment					289,068		289,068	289,068
Total comprehensive income								$14,613,126
Balances, December 31, 2007	25,610,654	256,108	87,023,541	56,284,182	172,073	(19,902,375)	123,833,529

Exercise of stock options and warrants	298,949	2,988	3,224,060				3,227,048
Income tax reductions relating to
exercise of stock options			41,881				41,881
Purchase of 1,087,575 shares of treasury stock						(19,102,050)	(19,102,050)
Stock based compensation			1,321,596				1,321,596
Net income				13,615,487			13,615,487	$13,615,487
Other comprehensive income,
unrealized loss on securites					(128,000)		(128,000)	(128,000)
foreign currency translation adjustment					(247,092)		(247,092)	(247,092)
Total comprehensive income								$13,240,395
Balances, December 31, 2008	25,909,603	$259,096	$91,611,078	$69,899,669	$(203,019)	$(39,004,425)	$122,562,399

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

Years Ended December 31,	2008	2007	2006
Cash flows from operating activities
Net income	$13,615,487	$14,324,058	$11,164,179
Adjustments to reconcile net income to net cash provided
by operating activities:
Deferred income taxes	(51,000)	(56,000)	204,611
Depreciation	4,810,237	3,608,601	2,783,089
Amortization	2,193,609	1,365,735	1,049,145
Stock based compensation	1,321,597	954,783	1,265,556
Gain on disposal of property and equipment	(61,784)	7,379	55,860
Loss on write-down of investment	1,270,750	-	-
Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	(233,037)	(1,271,388)	(4,859,210)
Inventories	(6,875,415)	(2,423,068)	1,013,897
Net investment in sales-type leases	(1,057,814)	(1,229,566)	(949,526)
Prepaid expenses	(100,764)	861,270	(1,068,264)
Other assets	(964)	(836,268)	(166,337)
Accounts payable and other current liabilities	(2,121,903)	5,588,851	740,037
Unearned revenues	1,800,925	1,087,752	1,162,943
Excess tax benefit from stock options	(18,747)	(812,766)	-
Net cash provided by operating activities	14,491,177	21,169,373	12,395,980

Cash flows from investing activities
Proceeds from sale of investments	23,875,909	14,475,022	7,636,567
Proceeds from sale of property and equipment	315,726	63,630	0
Purchases of investments	-	(24,459,978)	(7,637,455)
Acquisition of property and equipment	(8,494,145)	(10,237,990)	(6,063,741)
Acquisition of intangible and other assets	(2,407,221)	(3,682,017)	(1,537,875)
Net cash provided by (used in) investing activities	13,290,269	(23,841,333)	(7,602,504)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	3,229,259	8,508,265	1,407,174
Excess tax benefit from stock options	18,747	812,766	-
Purchase of treasury stock	(19,104,261)	-	(3,111,280)
Net cash provided by (used in) financing activities	(15,856,255)	9,321,031	(1,704,106)

Effect of exchange rate changes on cash	(191,163)	259,855	131,859
Net increase in cash and cash equivalents	11,734,028	6,908,926	3,221,229
Cash and cash equivalents, beginning of year	16,211,771	9,302,845	6,081,616
Cash and cash equivalents, end of year	$27,945,799	$16,211,771	$9,302,845

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$8,133,189	$3,011,834	$5,283,313
Transfer of fixed assets to inventory	242,701	422,950	135,446

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

Cash and Cash Equivalents

     The Company considers all highly-liquid debt instruments purchased with maturities of three months or less when acquired to be cash equivalents. At December 31, 2008 and 2007, cash equivalents consisted of money market accounts aggregating approximately $26.1 million and $13.9 million, respectively. As of December 31, 2008 and 2007, and at various times during those years, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. At December 31, 2008 and 2007, cash balances held in foreign bank accounts were approximately $0.9 million and $1.7 million, respectively. Cash balances held in foreign accounts are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States.

Short-term and Long-term Investments

     Classification of investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date and liquidity considerations based on market conditions. If management has the intent and ability to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. The Company had no unrecognized gains or losses related to held-to-maturity investments at December 31, 2008 or 2007, as the fair value of those investments approximated cost.

Accounts Receivable

     The Company carries its accounts receivable at cost less an allowance for returns and doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions. The Company evaluates a number of factors to assess collectibility, including an evaluation of the creditworthiness of the customer, past payment history, and current economic conditions. Accounts are written-off against the reserve when management deems the accounts are no longer collectible. The Company also records a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of the Company’s customers.

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

Impairment of Long-Lived Assets

     The Company adheres to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and annually assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets, at year-end. An impairment loss would be recognized if expected undiscounted future cash flows are less than the carrying amount of the asset. This loss would be determined by calculating the difference by which the carrying amount of the asset exceeds its fair value. Based on the Company’s assessment as of December 31, 2008, no long-lived assets were determined to be impaired.

Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from 2 to 30 years. The Company recorded depreciation expense not included in cost of sales of approximately $1.7 million, $1.1 million, and $0.9 million for the years ended December 31, 2008, 2007, and 2006, respectively. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unearned Revenues

     The Company services and supports customers by providing warranties and selling maintenance agreements for its products. Unearned revenues comprise purchased maintenance agreements, covering future periods, and deferred implied maintenance, as discussed in the Warranty Policy and Methodology section. Implied maintenance is recognized as earned maintenance revenue in equal installments over the extended warranty period. The purchased maintenance is deferred in whole and amortized over the period of coverage ranging from one to two years.

Revenue Recognition

     The Company derives revenue from sales of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, consumables, and services. The Company recognizes revenue when (1) persuasive evidence of a final agreement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. The Company’s standard terms are FOB shipping point, and as such most of the revenue from the sale of RP machines and consumables is recognized when shipped. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance. In these instances, revenues would be recognized only upon satisfying the conditions established by the customer as contained in its purchase order to the Company. Revenue from sales-type leases for the Company’s high-performance systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases for the Company’s Dimension systems is recognized at the time of shipment, since either the customer or the reseller performs the installation. The Company recognizes revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period.

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

     Revenues from training and installation are unbundled and are recognized after the services have been performed. Both of these services are optional to the customer. Most of the Company’s products are sold through distribution channels, with training and installation services offered by the resellers. For the Dimension product neither installation nor training is offered. Consistent with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revision of Topic 13: Revenue Recognition in Financial Statements”, the equipment the Company manufactures and sells is subject to factory testing that should replicate the conditions under which the customers intend to use the equipment. All of the systems are sold subject to published specifications, and all systems sales involve standard models.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company also records a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of the Company’s customers. If past trends were to change, the Company would potentially have to increase or decrease the amount of the provision for these returns. As of December 31, 2008, the allowance for returns was approximately $122,000 as compared with approximately $191,000 as of December 31, 2007.

Derivative Financial Instruments

     The Company uses derivatives primarily to hedge its exposure to changes in foreign currency exchange rates between the US dollar and the euro. The Company is exposed to fluctuations in foreign currency cash flows related primarily to euro denominated accounts receivable. Forward contracts of generally one-month duration are used to hedge some of these risks and any ineffectiveness is recognized in earnings in the period deemed ineffective. At December 31, 2008 and 2007, the Company had forward contracts (in euros) of €5.0 million and €3.3 million, respectively.

Advertising

     Advertising costs are charged to operations as incurred and were approximately $4.0 million, $3.5 million, and $2.7 million, for 2008, 2007 and 2006, respectively.

Research and Development Costs

     The Company complies with SFAS No. 2, “Accounting for Research and Development Costs.” Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred.

Sales Tax

     Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenues) in the Company’s Consolidated Statement of Operations.

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

     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required.

Earnings Per Share

     The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of common shares used to compute basic net income per share and diluted net income per share relates to additional common shares to be issued upon the assumed exercise of stock options and warrants, net of common shares hypothetically repurchased at the average market price of proceeds, including unrecognized compensation, of exercise. The additional common shares amounted to 402,829 in 2008, 793,962 in 2007 and 483,154 in 2006. A total of 265,000 and 258,000 shares were excluded from the dilution calculation for the years ended December 31, 2008 and 2007, respectively, since their inclusion would have an anti-dilutive effect. There were no anti-dilutive shares for the year ended December 31, 2006.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

     The Company accounts for stock-based compensation under the guidance in SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised).” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

     SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     The Company adopted SFAS No. 123(R), effective January 1, 2006. On that date, the Company’s management elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore did not restate the financial results for prior periods. Under this transition method, the provisions of SFAS No. 123(R) were applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation costs were recognized over the remaining applicable service period for the portion of awards that were outstanding as of January 1, 2006, but for which the requisite service had not yet been rendered.

     Based on stock options that vested since adoption of SFAS No. 123(R), the Company recorded approximately $1.3 million, $1.0 million and $1.3 million of additional compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Comprehensive Income

     The Company complies with SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting and display of comprehensive income (loss) and its components. The Company reports the financial impact of translating its foreign subsidiaries’ financial statements from local currency to reporting currency as a component of comprehensive income (loss).

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes 1) a single definition of fair value and a framework for measuring fair value; 2) sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements; and 3) requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, removes leasing transactions from the scope of SFAS No. 157 and defers its effective date for one year relative to certain non-financial assets and liabilities.

     The application of the definition of fair value and related disclosures of SFAS No.157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of 1) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually); and 2) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition and the disclosures required by it are provided in Note 11 – Fair Value Measurements.

     The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to non-financial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as non-financial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by the Company to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on its consolidated results of operations or financial condition.

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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of this standard and will evaluate its impact on any acquisitions that would occur after the effective date.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”) that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon 1) existing authoritative pronouncements; 2) analogy to such pronouncements if not within their scope; or 3) a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF No. 07-1 to have any impact on its consolidated results of operations or financial condition.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit-risk related. SFAS No. 161 is effective for the Company beginning January 1, 2009 on a prospective basis. The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.

     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Investments

     The Company invests in tax-free auction rate securities, government bonds, and municipal notes, all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at December 31, 2008.

	2008	2007
Government bonds	$4,834,698	$8,387,592
Other securities	357	95,000
Auction rate securities	-	18,775,000
Short-term investments	4,835,055	27,257,592

Auction rate securities	1,109,250	-
Long-term investments - available for sale securities	1,109,250	-

Auction rate securities	2,400,000	-
Government bonds	11,425,981	16,482,167
Other securities	-	1,483,322
Long-term investments	13,825,981	17,965,489

Total investments	$19,770,286	$45,223,081

     Short-term and long-term investments consist of Auction Rate Securities (“ARS”) and tax-free government bonds with maturities ranging from January 2009 through May 2042 at December 31, 2008 and from January 2008 through February 2042 at December 31, 2007. At December 31, 2008, the Company’s investments included:

  approximately $16.3 million in municipal government bonds maturing between January 2009 and May 2026, all of which have ratings between AA and BA; and

  approximately $2.4 million tax-free ARS, which re-prices approximately every 30 days. The ARS had a rating of AA at December 31, 2008.

     As of December 31, 2008, approximately $1.1 million in ARS classified as long-term investments – available for sale securities, consisted of an investment in a Jefferson County, Alabama municipal bond that has seen its rating reduced to triple C from triple A. In order to help the Company determine the carrying value of this investment, it hired outside consultants to qualitatively and quantitatively evaluate its auction rate securities portfolio.

     With the assistance of the outside consultants, the Company’s management determined that, as of December 31, 2008, the $2.6 million investment in the Jefferson County, Alabama municipal bond had incurred both a temporary and other-than-temporary impairment. As a result of this determination, the Company has recorded a pretax charge of $1.3 million in “Other income (expense)” for the other-than-temporary impairment and recognized an additional pre-tax fair value adjustment of $0.2 million in “Other comprehensive income” for the temporary impairment. The resulting fair value of the Jefferson County, Alabama municipal bond of $1.1 million is included in the Balance Sheet caption “Long term investments – available for sale securities.”

3. Inventories

     Inventories consist of the following at December 31:

	2008	2007
Finished goods	$11,968,337	$6,060,801
Raw materials	7,921,014	6,710,434
	$19,889,351	$12,771,235

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Net investment in sales-type leases

     The Company leases certain of its systems under agreements accounted for as sales-type leases. Included in revenues for the years ended December 31, 2008, 2007 and 2006 are approximately $3.1 million, $2.3 million and $1.5 million, respectively, of revenues related to sales-type leases. These non-cancelable leases expire over the next two to five years.

     The following lists the components of the net investment in sales-type leases as of December 31, 2008 and 2007:

	2008	2007
Future minimum lease payments receivable	$8,741,091	$7,513,484
Less allowance for doubtful accounts	(324,642)	(154,849)
Net future minimum lease payment receivable	8,416,449	7,358,635
Less unearned interest income	(625,442)	(683,800)
Net investment in sales-type leases	$7,791,007	$6,674,835

     Unearned interest income on sales-type leases is included in the Balance Sheet caption “Unearned revenues.”

     Future minimum lease payments due from customers under sales-type leases as of December 31, 2008 are as follows:

Year ending December 31,
2009	$4,195,113
2010	2,603,837
2011	1,282,095
2012	424,774
2013	235,272
$8,741,091

     The interest income for sales-type leases amounted to approximately $444,000, $329,000, and $251,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property and equipment

     Property and equipment consists of the following at December 31:

	2008	2007
Machinery and equipment	$23,428,209	$19,573,763
Building and improvements	11,569,453	10,301,107
Land and improvements	3,120,619	2,989,069
Computer equipment and software	10,852,152	8,915,635
Office equipment	2,486,212	2,385,988
Leasehold improvements	2,160,242	2,065,197
	53,616,887	46,230,759

Accumulated depreciation and amortization	23,866,966	19,653,397
	$29,749,921	$26,577,362

6. Intangible assets

     Intangible assets consist of the following at December 31:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
RP technology	$5,523,255	$3,400,011	$5,518,732	$3,090,116
Capitalized software development costs	10,932,766	6,760,199	8,896,977	5,293,176
Patents	3,012,685	1,838,149	2,654,848	1,590,768
Trademarks	271,254	232,010	268,793	180,804
	19,739,960	$12,230,369	17,339,350	$10,154,864
Accumulated amortization	12,230,369		10,154,864
Net book value of amortizable intangible assets	7,509,591		7,184,486
Goodwill	837,609		878,833
Net book value intangible assets	$8,347,200		$8,063,319

     For the years ended December 31, 2008, 2007 and 2006, amortization of intangible assets charged to operations was approximately $2.1 million, $1.3 million and $1.0 million, respectively. The weighted average remaining amortization period for intangible assets as of December 31, 2008 and 2007 was approximately 3.6 and 5.6 years, respectively. The change in goodwill between 2008 and 2007 is due to a translation adjustment.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Estimated amortization expense, for all intangible assets, for the five years subsequent to December 31, 2008 is approximately as follows:

Year ending December 31,
2009	$2,308,000
2010	2,036,000
2011	1,288,000
2012	460,000
2013	413,000

7. Line of credit

     The Company has an available line of credit from a financial institution for the lesser of $4.0 million or a defined borrowing base. The credit line bears interest at defined rates based upon two different indexes and expires in July 2009. No amounts were outstanding at December 31, 2008 and 2007.

8. Accounts payable and other current liabilities

     Accounts payable and other current liabilities consist of the following at December 31:

	2008	2007
Trade	$6,002,138	$6,385,861
Compensation, commissions
and related benefits	3,962,650	3,939,952
Reserve for warranty expenses	321,874	270,858
Taxes	20,067	1,109,500
Other	1,488,509	2,252,851
	$11,795,238	$13,959,022

9. Unearned revenues

     Unearned revenues consist of the following at December 31:

	2008	2007
Maintenance contracts	$9,058,501	$7,838,840
Implied maintenance contracts	2,990,228	2,329,930
Other	716,667	795,701
	$12,765,396	$10,964,471

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income taxes

     The components of the Company's deferred tax assets (liabilities) at December 31, 2008 and 2007 are as follows:

	2008	2007
Current deferred tax assets:
Allowance for doubtful accounts	$307,000	$371,000
State research and development
credit carryforward	224,000	224,000
Reserve for warranty expenses	102,000	102,000
Reserve for sales returns, net	46,000	72,000
Current deferred tax assets	679,000	769,000
Current deferred tax liabilities:
Unrealized gain on foreign currency	(120,000)	(58,000)
Net current deferred tax assets	$559,000	$711,000

Long-term deferred tax assets:
Inventory reserves	$713,000	$463,000
Stock compensation expense	530,000	374,000
Deferred maintenance revenue	729,000	310,000
Investment reserves	551,000	-
Amortization	228,000	235,000
Vacation accrual	167,000	-
Long-term deferred tax assets	2,918,000	1,382,000
Long-term deferred tax liabilities:
Depreciation	(1,673,000)	(663,000)
Software capitalization	(256,000)	-
Net long-term deferred tax assets	$989,000	$719,000

     Income before income taxes for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
United States	$20,270,134	$19,915,766	$16,647,884
Foreign	463,353	446,291	316,295
	$20,733,487	$20,362,057	$16,964,179

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of income tax expense for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Current
Federal	$5,976,000	$6,547,184	$4,645,186
State	878,000	(718,749)	779,814
Foreign	121,000	153,564	170,389
	6,975,000	5,981,999	5,595,389

Deferred
Federal	133,000	(157,000)	242,611
State	10,000	213,000	(38,000)
	143,000	56,000	204,611
Total Income taxes	$7,118,000	$6,037,999	$5,800,000

     During the years ended December 31, 2008, 2007, and 2006, approximately $46,000, $1,965,000, and $590,000, respectively, was added to additional paid-in capital in accordance with FASB No. 109 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

     A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of
federal benefit	2.5	1.9	2.8
Tax contingencies	0.9	2.2	-
Prior year amendments for state
research and development credits	-	(3.7)	-
Tax exempt interest income	(2.0)	(3.2)	(2.3)
Stock compensation expense	1.3	0.7	1.0
Export tax benefits	-	-	(1.0)
Manufacturing deduction	(1.4)	(1.8)	(0.7)
Federal research and
development tax credit	(2.1)	(1.8)	(0.8)
Earnings of subsidiaries taxed
at other than U.S. statutory rate	-	-	0.3
Other	0.1	0.3	(0.1)
Effective income tax rate	34.3%	29.6%	34.2%

     At December 31, 2008 the Company had Minnesota tax credit carry-forwards of approximately $240,000. The Company expects to utilize its state research and development tax credit carry-forwards that would otherwise expire from 2018 through 2023.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

     The Company is subject to income taxes in the U.S., various states and certain foreign jurisdictions. It may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2008. Its Federal income tax returns are closed for all tax years up to and including 2004. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state and foreign jurisdiction.

     At December 31, 2008 and 2007, the Company had unrecognized tax benefits of $1.2 million and $1.0 million, respectively. If recognized, these benefits would favorably impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at beginning of year	$1,021,593	$563,187
Additions for tax positions related to the current year	244,208	458,406
Reduction of reserve for reassessment position	(42,801)	-
Balance at end of year	$1,223,000	$1,021,593

     The increase in tax liabilities is primarily due to potential U.S. federal and state adjustments taken in the Company’s 2008 income tax provision. The Company’s policy is to include interest and penalties related to its tax contingencies in income tax expense.

11. Fair Value Measurements

     As discussed in Note 1 - Recently Issued Accounting Pronouncements, the Company adopted SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) effective January 1, 2008, with respect to fair value measurements of 1) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and 2) all financial assets and liabilities.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

     For financial assets held by the Company as of January 1, 2008, fair value under SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) principally applied to available-for-sale marketable securities. These items were previously, and will continue to be, marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets are now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets. The Company does not have any financial liabilities that are subject to the provisions of SFAS No. 157. Separately, there were no material fair value measurements with respect to non-financial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2).

     The Company uses various valuation techniques, which are primarily based upon the market approach, with respect to its financial assets. As discussed in Note 1, a portion of the auction rate securities held by the Company experienced a significant credit rating reduction. As a result, investments in auction rate securities are valued utilizing a quantitative and qualitative third-party analysis. The Company therefore classifies these securities as Level 3.

     The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs:

Auction rate securities
Beginning balance (December 31, 2007)	$18,800,000
Total gains or (losses):
Included in earnings	(1,270,750)
Included in other comprehensive income	(195,000)
Settlements	(13,825,000)
Transfers in and/or out of Level 3	-
Ending balance (December 31, 2008)	3,509,250
Classified as long-term investments	2,400,000
Classified as long-term investments - available for sale securities	$1,109,250

12. Commitments

     The Company rents certain of its facilities under non-cancelable operating leases, which expire through 2011.

     Aggregate future minimum annual rental payments in the years subsequent to December 31, 2008 are approximately as follows:

Year ending December 31,
2009	$406,000
2010	313,000
2011	89,000

     Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $572,000, $894,000 and $739,000, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Restructuring Activities

     The Company announced that starting January 1, 2009, in North America it will begin selling its Fortus 3D Production Systems through a select group of resellers from its established reseller channel, which currently distributes only the Dimension 3D Printer line. This sales strategy leverages the Company’s success with what it believes is the strongest sales channel in the industry, consisting of a network of independent regional resellers. Stratasys expects that it will improve market awareness by increasing the number of high-end system sales and support staff. This restructuring of the Company’s sales field includes costs related to workforce reductions, closure of certain leased facilities, rebranding expenses, and other contract termination charges that are expected to be completed during the first quarter of 2009.

     A summary of these restructuring and other costs recognized in the Statement of Operations caption “Selling, general and administrative” for the year ended December 31, 2008 are as follows:

	Employee-	Contract
	Related Items and	Terminations and
	Benefits	Other	Total
Expenses incurred	$331,014	$214,403	$545,417
Cash payments	(25,000)	(147,522)	(172,522)
Accrued Balance as of December 31, 2008	$306,014	$66,881	$372,895

14. Common stock

     In August 2007, the Company effected a two-for-one stock split of the Company’s common stock in the form of a common stock dividend. Prior year share and per-share information has been retroactively adjusted to reflect the stock split.

     The Company has a common stock repurchase program and repurchased 1,089,575 and 257,000 shares of common stock during the years ended December 31, 2008 and 2006, respectively. There were no common stock repurchases during the year ended December 31, 2007. As of December 31, 2008, the Company has authorization to repurchase approximately $10.9 million of additional common stock.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options and warrants

     The Company has various stock option plans that have been approved by stockholders. After giving effect to the Company’s two-for-one stock split, the plans provided for the granting of options to purchase up to 4,825,000 shares of the Company’s common stock to qualified employees of the Company, independent contractors, consultants, and other persons. Of those 4,825,000 shares approved for grant, 3,688,564 have been granted, leaving 1,136,416 shares available to be granted by the Company as of December 31, 2008. Options principally vest immediately or ratably over five years and are exercisable over a period ranging from five years to six years and one-month. The information presented below has been adjusted to reflect the Company’s two-for-one stock split.

					Weighted
	Number				Average
	of Options	Per Share			Exercise
	Outstanding	Exercise Price			Price
Shares under option
at January 1, 2006	2,621,172	$0.92	-	$18.20	$9.60
Exercised in 2006	(315,350)	1.02	-	14.48	4.46
Shares under option
at December 31, 2006	2,305,822	0.92	-	17.92	13.01
Granted in 2007	260,000	20.75	-	26.15	23.11
Exercised in 2007	(720,894)	1.02	-	14.66	11.81
Expired in 2007	(15,900)	1.00	-	2.83	1.84
Forfeited in 2007	(27,000)	1.02	-	14.43	13.16
Shares under option
at December 31, 2007	1,802,028	1.02	-	26.15	15.02
Granted in 2008	281,500	9.30	-	22.06	11.67
Exercised in 2008	(234,300)	1.67	-	14.43	13.78
Expired in 2008	(53,050)	1.02	-	14.30	11.78
Forfeited in 2008	(60,800)	12.49	-	23.04	15.05
Shares under option
at December 31, 2008	1,735,378	$2.54	-	$26.15	$14.42

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of stock options exercisable at December 31, 2008, 2007 and 2006 is as follows:

					Weighted
	Number				Average
	of	Per Share			Exercise
	Shares	Exercise Price			Price
Options exercisable at
December 31, 2008	1,199,078	$2.54	-	$26.15	$13.57

Options exercisable at
December 31, 2007	1,411,978	$1.67	-	$17.92	$14.34

Options exercisable at
December 31, 2006	2,060,340	$0.92	-	$17.92	$13.07

     The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2008	Life in Years	Price	2008	Price
$2.54-9.78	267,800	3.5	$9.35	129,300	$9.38
10.55-13.34	557,700	3.0	12.67	421,700	12.44
14.17-19.15	646,878	1.6	14.49	596,478	14.45
20.75-26.15	263,000	3.0	23.08	51,600	23.11
	1,735,378		14.42	1,199,078	13.57

Aggregate
intrinsic value	$751,568			$352,954

     The weighted average life remaining on vested options is 1.9 years. The weighted average grant date fair value based on the Black-Scholes model was $4.54 for options granted in 2008. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was approximately $3.3 million in 2008, $5.8 million in 2007 and $1.6 million in 2006.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2008 and 2007. There were no options granted in 2006. The following assumptions were applied in determining the pro forma compensation cost:

	2008	2007
Risk-free interest rate	3.9%	3.3%
Expected option term	4.5 years	4.5 years
Expected price volitility	43%	47%
Dividend yield	-	-

     The Company, as part of sales of common stock and other agreements, has issued warrants to purchase the Company’s common stock. During 2008, 59,639 net shares were issued as a result of the exercise of warrants. Stock warrants totaling 139,500 shares were exercised at an average price of $11.99 per share; 79,861 shares were surrendered as payment, in lieu of cash, at an average price of $20.95 per share. As of December 31, 2008, the Company had 310,500 warrants outstanding with exercise prices ranging from $11.56 to $13.82 with a weighted average price per share of $12.34. These remaining warrants expired on February 22, 2009 without being exercised.

     As of December 31, 2007 and 2006, the Company had 450,000 warrants outstanding with at average per share price of $12.23. No warrants were issued or exercised in 2007 and 2006. The amount of shares under warrants has been adjusted for the two-for-one stock split in August 2007.

     As of December 31. 2008, there was approximately $3.2 million of total unrecognized compensation expense related to unvested share-based compensation granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 4.1 years. The fair value of options shares vested during the year 2008 was approximately $1.4 million.

15. Litigation

     The Company is a party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

16. Export sales

     Export sales were as follows for the years ended December 31:

	2008	2007	2006
Europe	$37,430,146	$27,144,055	$21,459,208
Asia Pacific	18,533,549	19,806,049	16,628,696
Other	1,883,206	2,767,662	4,352,914
	$57,846,901	$49,717,766	$42,440,818

     At December 31, 2008 and 2007, accounts receivable included balances due from foreign customers of approximately $13.8 million and $15.0 million, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Retirement plan

     The Company has a defined contribution retirement plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) that covers all eligible employees as defined in the Plan. Participants may elect to contribute up to 50% of pre-tax annual compensation, as defined by the Plan, up to a maximum prescribed by the IRC. The Company makes matching contributions equal to the lesser of $3,000 or 3% of the participant’s annual compensation. The Company, at its discretion, may make additional contributions subject to limitations. For the years ended December 31, 2008, 2007 and 2006, the Company made 401(k) Plan contributions of approximately $578,000, $506,000 and $440,000, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Results (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Net sales	$30,707,689	$31,274,922	$30,569,428	$31,942,973
Gross profit	17,363,877	17,308,370	15,814,438	$15,925,634
Net income	3,798,569	4,096,056	3,709,567	$2,011,295
Net income per common
share:
Basic	$0.18	$0.20	$0.18	$0.10
Diluted	0.18	0.19	0.18	$0.10

2007
Net sales	$27,344,860	$28,223,494	$26,463,472	$30,210,756
Gross profit	14,706,020	15,600,589	13,488,799	15,912,705
Net income	3,157,438	3,633,559	3,236,990	4,296,067
Net income per common
share:
Basic	$0.15	$0.18	$0.15	$0.20
Diluted	0.15	0.17	0.15	0.20

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2008, 2007, and 2006
COLUMN A	Column B	Column C - Additions		Column D	Column E
	Balances at	Charged to			Balances
	beginning	costs and	Charged to		at end
Description	of period	expenses	other accounts	Deductions	of period
2008
Reserve for bad debts and allowances	$1,169,464	$436,321	$-	$385,179	$1,225,606
Reserve for sales returns and other allowances	191,006	-	-	69,450	121,556

2007
Reserve for bad debts and allowances	1,097,193	749,978	-	677,706	1,169,464
Reserve for sales returns and other allowances	168,644	170,700	-	148,338	191,006

2006
Reserve for bad debts and allowances	1,482,298	217,978	-	603,083	1,097,193
Reserve for sales returns and other allowances	101,851	66,793	-	-	168,644

(b) Exhibits

EXHIBIT
NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company.(8)

3.2	Amended and Restated By-Laws of the Company.(7)

10.1	Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.2	Employee Confidentiality Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.3	Stratasys, Inc. 1998 Incentive Stock Option Plan.(4)*

10.4	Stratasys, Inc. 2000 Incentive Stock Option Plan.(5)*

10.5	Stratasys, Inc. 2002 Long-Term Performance and Incentive Plan.(6)*

10.6	Stratasys, Inc. 2008 Long-Term Performance and Incentive Plan.(9)*

10.7	Form of Option Agreement for employees.(9)*

10.8	Form of Option Agreement for directors.(9)*

10.9	Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects.(3)

10.10	Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects.(3)

10.11	Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb, William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling.(3)

10.12	Asset Purchase Agreement between the Company and IBM dated January 1, 1995.(2)

14.1	Code of Business Conduct and Ethics.(9)

21.1	Subsidiaries of the Company.(8)

23.1	Consent of Grant Thornton LLP.(9)

23.2	Consent of Rothstein, Kass & Company, P.C.(9)

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)

EXHIBIT
NO.	DESCRIPTION
31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 33-83638-C) filed September 2, 1994.

(2)	Incorporated by reference from the Company’s Form 8-K, Amendment No. 2, dated January 1, 1995.

(3)	Incorporated by reference from Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.

(4)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1998 Annual Meeting of Stockholders.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-32782) filed March 17, 2000.

(6)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 2002 Annual Meeting of Stockholders.

(7)	Incorporated by reference from the Company’s Form 8-K filed July 31, 2007.

(8)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2007.

(9)	Filed herewith.

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

STRATASYS, INC.

By: /s/ S. SCOTT CRUMP
S. Scott Crump
President
Dated:	March 9, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board of Directors,
/s/ S. SCOTT CRUMP	President, Chief Executive Officer,
S. Scott Crump	Treasurer (Principal Executive	March 9, 2009
Officer)
/s/ ROBERT F. GALLAGHER	Chief Financial Officer (Principal
Robert F. Gallagher	Financial and Accounting Officer)	March 9, 2009

/s/ RALPH E. CRUMP	Director	March 9, 2009
Ralph E. Crump

/s/ EDWARD J. FIERKO
Edward J. Fierko	Director	March 9, 2009

/s/ JOHN J. MCELENEY
John J. McEleney	Director	March 9, 2009

/s/ CLIFFORD H. SCHWIETER
Clifford H. Schwieter	Director	March 9, 2009

/s/ ARNOLD J. WASSERMAN
Arnold J. Wasserman	Director	March 9, 2009

/s/ GREGORY L. WILSON
Gregory L. Wilson	Director	March 9, 2009