Form 10-Q
period 2009-03-31
STRATASYS INC
filed 2009-05-08
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ✓ ]  No [     ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [     ]  No [     ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ✓ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ]  No [ ✓ ]

     As of May 1, 2009 the Registrant had 20,222,572 shares of common stock, $.01 par value issued and outstanding.

Stratasys, Inc.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the	2
	three months ended March 31, 2009 and 2008

	Consolidated Statements of Cash Flows for the three months ended	3
	March 31, 2009 and 2008

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

Part II.	Other Information

Item 6.	Exhibits	21

Signatures		22

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$30,664,771	$27,945,799
Short-term investments - held to maturity	3,820,657	4,835,055
Accounts receivable, less allowance for doubtful
accounts of $1,063,943 at March 31, 2009
and $1,017,521 at December 31, 2008	23,686,635	26,539,733
Inventories	20,229,662	19,889,351
Net investment in sales-type leases, less allowance
for doubtful accounts of $314,819 at March 31, 2009
and $324,642 at December 31, 2008	3,463,969	3,870,472
Prepaid expenses and other current assets	1,420,520	2,608,080
Deferred income taxes	2,168,000	2,168,000
Total current assets	85,454,214	87,856,490
Property and equipment, net	28,941,966	29,749,921

Other assets
Intangible assets, net	8,107,048	8,347,200
Net investment in sales-type leases	3,731,588	4,545,977
Long-term investments - available for sale	1,109,250	1,109,250
Long-term investments - held to maturity	13,769,498	13,825,981
Other non-current assets	2,320,683	2,308,214
Total other assets	29,038,067	30,136,622
Total assets	$143,434,247	$147,743,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$9,122,403	$11,795,238
Unearned revenues	11,509,689	12,765,396
Total current liabilities	20,632,092	24,560,634

Non-current liabilities
Deferred tax liabilities	620,000	620,000
Total non-current liabilities	620,000	620,000
Total liabilities	21,252,092	25,180,634

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
25,910,203 and 25,909,603 issued as of 2009 and
2008, respectively	259,102	259,096
Capital in excess of par value	92,100,450	91,611,078
Retained earnings	69,195,740	69,899,669
Accumulated other comprehensive loss	(368,712)	(203,019)
Less cost of treasury stock, 5,687,631 shares
as of 2009 and 2008	(39,004,425)	(39,004,425)
Total stockholders' equity	122,182,155	122,562,399
Total liabilities and stockholders' equity	$143,434,247	$147,743,033

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31,
	2009	2008
Net sales
Products	$16,951,502	$25,107,540
Services	6,193,299	5,600,149
	23,144,801	30,707,689

Cost of sales
Products	10,686,156	10,742,354
Services	2,886,293	2,601,458
	13,572,449	13,343,812
Gross profit	9,572,352	17,363,877

Operating expenses
Research and development	1,871,760	2,168,709
Selling, general and administrative	9,308,209	9,690,868
	11,179,969	11,859,577
Operating income (loss)	(1,607,617)	5,504,300

Other income (expense)
Interest income, net	286,353	601,066
Foreign currency transaction gains (losses), net	236,601	(28,168)
Other	13,726	(275,780)
	536,680	297,118
Income (loss) before income taxes	(1,070,937)	5,801,418
Income taxes (benefit)	(367,008)	2,002,849

Net income (loss)	$(703,929)	$3,798,569

Net income (loss) per common share
Basic	$(0.03)	$0.18
Diluted	(0.03)	0.18

Weighted average common shares outstanding
Basic	20,222,127	20,979,068
Diluted	20,222,127	21,507,626

Comprehensive Income (Loss)
Net income (loss)	$(703,929)	$3,798,569
Other comprehensive income (loss):
Foreign currency translation adjustment	(165,692)	489,533
Unrealized loss on available-for-sale securities	-	(128,000)
Comprehensive income (loss)	$(869,621)	$4,160,102

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(703,929)	$3,798,569
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	1,484,844	1,114,744
Amortization	719,886	490,459
Stock based compensation	486,769	315,395
Gain (loss) on disposal of property and equipment	356	(99,328)
Loss on write-down of investment	-	390,000

Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	2,853,098	(3,839,371)
Inventories	(351,132)	(4,721,126)
Net investment in sales-type leases	1,220,892	86,210
Prepaid expenses	1,187,560	489,290
Other assets	(12,471)	(11,168)
Accounts payable and other current liabilities	(2,672,834)	(7,774)
Unearned revenues	(1,255,707)	197,364
Net cash provided by (used in) operating activities	2,957,332	(1,796,736)

Cash flows from investing activities
Proceeds from sale of investments	1,025,795	14,312,297
Proceeds from sale of property and equipment	1,000	290,452
Acquisition of property and equipment	(677,111)	(1,633,657)
Acquisition of intangible and other assets	(473,345)	(500,776)
Net cash provided by (used in) investing activities	(123,661)	12,468,316

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	2,610	61,629
Purchase of treasury stock	-	(3,954,698)
Net cash provided by (used in) financing activities	2,610	(3,893,069)

Effect of exchange rate changes on cash	(117,310)	397,022

Net increase in cash and cash equivalents	2,718,972	7,175,533
Cash and cash equivalents, beginning of year	27,945,799	16,211,771

Cash and cash equivalents, end of year	$30,664,771	$23,387,304

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$202,627	$2,079,600
Transfer of fixed assets to inventory	44,950	125,483
Transfer of inventory to fixed assets	55,771	901,431
Transfer of temporary impairment of investment to other
comprehensive income (net of $67,000 related to taxes)	-	128,000

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Certain prior year deferred income tax amounts on the balance sheet have been reclassified to conform to the current year’s presentation. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, filed as part of the Company’s Annual Report on Form 10-K for such year.

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

The application of SFAS No.157 (as impacted by FASB issued Staff Positions (FSP) No. 157-1 and No. 157-2) was effective for the Company beginning January 1, 2008 as it related to financial assets and liabilities and beginning January 1, 2009 as it related to non-financial assets and non-financial liabilities measured on a non-recurring basis. This adoption did not have a material impact on the consolidated results of operations or financial condition and the disclosures required by it are provided in Note 9 – Fair Value Measurements.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”) that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon 1) existing authoritative pronouncements; 2) analogy to such pronouncements if not within their scope; or 3) a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 was effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements that existed as of the date of adoption. This adoption did not have a material impact on the consolidated results of operations or financial condition and the required disclosures are provided in Note 10 – Accounting for Collaborative Arrangements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit-risk related. SFAS No. 161 was effective for the Company beginning January 1, 2009 on a prospective basis. This adoption did not have a material impact on the consolidated results of operations or financial condition.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to 1) intangible assets that are acquired individually or with a group of other assets; and 2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP 142-3 was effective for the Company beginning January 1, 2009 and did not have a material impact on the consolidated results of operations or financial condition.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 Investments

Classification of investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date and liquidity considerations based on market conditions. These investments are then evaluated and classified as available-for-sale or held-to-maturity in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This evaluation takes into consideration the Company’s past history of holding investments until maturity, projected cash flow estimates, future capital requirements, the existence of credit deterioration of the issuer and the Company’s overall investment strategy as established by management and approved by the Company’s Board of Directors.

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. The Company does not hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at March 31, 2009 or December 31, 2008, as the fair value of those investments approximated cost.

The Company invests in tax-free auction rate securities, government bonds, and municipal notes, all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
	(unaudited)
Government bonds	$3,820,300	$4,834,698
Other securities	357	357
Short-term investments - held to maturity	3,820,657	4,835,055

Auction rate securities	1,109,250	1,109,250
Long-term investments - available for sale securities	1,109,250	1,109,250

Auction rate securities	2,400,000	2,400,000
Government bonds	11,369,498	11,425,981
Long-term investments - held to maturity	13,769,498	13,825,981

Total investments	$18,699,405	$19,770,286

Short-term and long-term investments consist of tax-free government bonds and Auction Rate Securities (“ARS”). At March 31, 2009, the Company’s investments included:

  approximately $15.2 million in municipal government bonds maturing between April 2009 and May 2026, all of which have ratings between Aa2 and Ba2;
  approximately $2.4 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at March 31, 2009; and
  approximately $1.1 million of a tax-free ARS, which does not currently have an active trading market and matures in February 2042. This ARS had a rating of Caa3 at March 31, 2009 and is further discussed below.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet caption titled “Long-term investments – available for sale” consisted of approximately $1.1 million of a tax-free ARS. This balance represents the current estimated fair value of an ARS issued by Jefferson County, Alabama with a face value of $2.6 million. The investment is part of a multibillion series of bonds issued by Jefferson County to build its sewer and water treatment system (system). The County entered into interest rate swaps to protect itself from rising interest rates, but the swaps proved ineffective and the revenue from the system will not adequately support the higher interest rates. The bond is insured by Financial Guaranty Insurance Company (“FGIC”) and matures in 2042. The Company has received $25,000 in principal payments on this ARS and no additional principal payments have become due. The Company has received all interest payments on this ARS. However, with the collapse of the ARS market, the weakened financial condition of FGIC, and the County’s financial condition, the rating of this ARS has gone from Aaa to Caa3. With the assistance of outside consultants, the Company has reviewed this ARS, including expected cash flows, assessed the credit risk, analyzed and extrapolated yield information on comparable composites, and reviewed independent research from various public sources concerning the ARS market. From that assessment, the Company has concluded that during 2008 it had incurred both a temporary and other-than-temporary impairment as follows:

Face value of investment	$2,575,000
Temporary impairment - recognized in other comprehensive income	(195,000)
Other-than-temporary impairment - recognized in other income	(1,270,750)
Net carrying value at March 31, 2009	$1,109,250

Note 4 Inventories

Inventories consisted of the following at March 31, 2009 and December 31, 2008 respectively:

	2009	2008
Finished goods	$12,203,326	$11,968,337
Raw materials	8,026,336	7,921,014
Total Inventory	$20,229,662	$19,889,351

Note 5 Material Commitments

The Company estimates that as of March 31, 2009, it had approximately $14.4 million of purchase commitments for inventory from selected vendors. In addition to purchase commitments for inventory, it also has future commitments for leased facilities of approximately $0.7 million. The Company intends to finance its purchase commitments from existing cash and investments or from cash flows from operations.

Note 6 Earnings (Loss) per Common Share

The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the periods that have net income. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of common shares used to compute basic net income per share and diluted net income per share relates to additional common shares to be issued upon the assumed exercise of stock options and warrants, net of common shares hypothetically repurchased at the average market price of proceeds, including unrecognized compensation, of exercise. Periods with net losses do not consider the potential effect of additional shares since the impact would be to dilute a loss, which is not allowed. The additional shares were as follows for the respective periods:

	Periods Ended March 31,
	2009	2008
Additional Shares	-	528,558

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A total of 1,509,078 and 257,000 options were excluded from the dilution calculation for the three-month periods ended March 31, 2009, and March 31, 2008, respectively, since their inclusion would not have had a dilutive effect.

The following stock options were exercised for the respective periods:

	Periods Ended March 31,
	2009	2008
Proceeds from exercise of stock options	$2,610	$61,629
Number of options exercised	600	5,800
Weighted average share price	$4.35	$10.63

Tax benefit recognized in stockholders'
equity from stock option exercises	$-	$-

Note 7 Stock-Based Compensation

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

	Period Ended March 31,
	2009	2008
Stock-based compensation expense	$486,768	$315,000
Future income tax benefit	(134,950)	(54,000)
	$351,818	$261,000

Options for 14,000 shares were granted in the three months ended March 31, 2009 and no options were granted in the three months ended March 31, 2008. The income tax benefit reflected pertains only to stock-based compensation recorded on nonqualified stock options, net of any tax benefit derived from disqualifying dispositions of incentive stock options in the specific period.

Note 8 Income Taxes

The effective tax rate of 34.3% for the three months ended March 31, 2009 was similar to the 34.5% effective rate for the same period in 2008. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“The Act”), which included a retroactive reinstatement of the federal research and development credit, was signed into law. The Act extends the federal research and development credit to December 31, 2009.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required. At March 31, 2009 and 2008, the Company had unrecognized tax benefits of $1.2 million and $1.1 million, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 Fair Value Measurements

As discussed in Note 2 - Recently Issued Accounting Pronouncements, the Company adopted the provisions of SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) for financial assets and liabilities on January 1, 2008 and for non-financial assets and non-financial liabilities measured on a non-recurring basis on January 1, 2009.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:
For financial assets held by the Company, fair value as defined by SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) principally applies to available-for-sale marketable securities. These items were previously, and will continue to be, marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets. The Company does not have any financial liabilities that are subject to the provisions of SFAS No. 157. Separately, there were no material fair value measurements with respect to non-financial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2).

The Company uses various valuation techniques, which are primarily based upon the market approach, with respect to its financial assets. As discussed in Note 3, a portion of the auction rate securities held by the Company experienced a significant credit rating reduction since their acquisition. As a result, investments in auction rate securities are valued utilizing a quantitative and qualitative third-party analysis. The Company therefore classifies these securities as Level 3.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs:

	Period Ended March 31,
Auction rate securities	2009	2008
Beginning balance (January 1)	$3,509,250	$18,800,000
Total gains or (losses):
Included in earnings	-	(390,000)
Included in other comprehensive income	-	(195,000)
Settlements	-	(11,415,000)
Transfers in and/or out of Level 3	-	-
Ending balance (March 31)	3,509,250	6,800,000
Classified as long-term investments - held to maturity	(2,400,000)	(4,785,000)
Classified as long-term investments - available for sale securities	$1,109,250	$2,015,000

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
The aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 until January 1, 2009 relate to non-financial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis. During the quarter ended March 31, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 10 Accounting for Collaborative Arrangements

As discussed in Note 2 - Recently Issued Accounting Pronouncements, the Company adopted EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”), which discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities.

In 2008, the Company fulfilled its responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance its proprietary FDM technology for rapid manufacturing applications. This agreement entitled the Company to receive reimbursement payments as it achieved specific milestones stated in the agreement. This effort was focused around the Company’s high-performance systems and resulted in the commercial release of the 900mc. Because performing contract research and development services is not part of the Company’s normal business of manufacturing additive fabrication systems and providing related goods and services, all payments received under this agreement were recorded as offsets to the research and development expenditures and are therefore not recognized as revenue.

Due to the success of this initial arrangement, the Company is continuing this relationship and has established a new agreement with similar terms and objectives. During the three months ended March 31, 2009 and March 31, 2008, approximately $515,000 and $280,000, respectively, of research and development expenses were offset by payments that were received from this company.

Note 11 Restructuring Activities

Beginning January 1, 2009, in North America the Company began selling its Fortus 3D Production Systems through a select group of resellers from its established reseller channel, which formerly distributed only the Dimension 3D Printer line. This restructuring of the Company’s sales organization included costs related to workforce reductions, closure of certain leased facilities, rebranding expenses, and other contract termination charges that were recognized in 2008 and were settled during the first quarter of 2009.

In addition, the Company took certain cost-saving measures in the first quarter of 2009 that lowered fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of the Company’s long-term strategy. These cost-saving measures resulted in a charge of approximately $779,000, consisting primarily of severance costs related to a reduction in force. Final severance payments are expected to be completed by the third quarter of 2009.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of these restructuring and other costs recognized in the Statement of Operations caption “Selling, general and administrative” are as follows:

	Employee-	Contract
	Related Items and	Terminations and
	Benefits	Other	Total
Accrued balance as of December 31, 2008	$306,014	$66,881	$372,895
Expenses incurred	779,000	-	779,000
Cash payments	(526,424)	(66,881)	(593,305)
Accrued balance as of March 31, 2009	$558,590	$-	$558,590

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Description of Business

     We are a worldwide leading manufacturer of three-dimensional (“3D”) printers and high-performance rapid prototyping (“RP”) systems for the office-based RP and direct digital manufacturing (“DDM”) markets. Our 3D printers and high-performance RP systems provide users of 3D computer-aided design (“CAD”) programs a fast, office-friendly, and low-cost alternative for building functional 3D parts. We develop, manufacture and sell a broad product line of 3D printers and DDM systems (and related proprietary consumable materials) that create physical models from CAD designs. We also offer rapid prototyping and production part manufacturing services through our centers located in North America, Europe and Australia.

     Summary of Financial Results

     For the quarter ended March 31, 2009, we recorded a net loss of approximately $0.7 million, or $0.03 per diluted share, as compared to net income of $3.8 million, or $0.18 per diluted share, for the first quarter of 2008. While current year operating expenses and other income were slightly favorable to the prior year, we experienced a significant drop in revenues and gross profit that stemmed from a world-wide economic slow down.

     Our revenues decreased to $23.1 million, a 24.8% decrease from the $30.7 million that we reported in the first quarter of 2008. Gross profit also decreased by $7.8 million, or 44.9%, to $9.6 million as compared $17.4 million in the prior year. These decreases were primarily attributable to lower product sales and margins but were partially offset by favorable results from our service offerings.

     Our balance sheet continues to be strong. As of March 31, 2009, our cash and investments balance was approximately $49.4 million, up from $47.7 million at December 31, 2008. We generated approximately $3.0 million of cash flows from operations during the quarter, primarily driven by collections of trade receivables. We also have no debt and believe that we have adequate liquidity to fund our growth strategy for the remainder of 2009.

     Our Market Strategy and Description of Current Conditions

     3D Printers It is our belief that we are successfully implementing our overall marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market. Over the last three years, we have been the price leaders in the 3D printer market and have followed a strategy of continuing to move down the price elasticity curve as evidenced by our introduction of the uPrint in January 2009. We feel that this strategy is appropriate for the long-term success of our company while at the same time, we recognize the short-term challenges that this presents. We believe our strategy of offering low-priced 3D printing systems combined with higher reliability and increased functionality will serve to increase awareness of our products, which would typically drive higher volume to offset the reduced margins. However, due to the unprecedented world-wide economic challenges that our market is currently facing, we feel that revenues and margins will continue to be under pressure.

     Our strategy in the 3D printing market is to continue expanding our position through increased unit sales of our Dimension product line and particularly the uPrint system. Concurrent with the launch of the uPrint in January 2009, we lowered the price of our other Dimension systems and discontinued the production of our SST768 and BST768 models, although we will continue to provide support and service of these discontinued systems going forward. Our current 3D printing line offering now consists of four system types that range in price from $14,900 to $32,900.

     We continue to offer a highly successful distributor program that allows resellers to purchase demonstration systems with extended payment terms. While this program negatively impacts our accounts receivable days sales outstanding (“DSO”), it has proven to be an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program for the launch of the uPrint but with shorter extended payment terms than in prior years. Although this program still had a negative effect on our first quarter DSO, we believe that it remains an integral part of our strategy to expand our share of the market.

     High-Performance 3D Production Systems Our strategy in the high-performance market is to expand our installed base of RP systems, represented principally by our Fortus 200mc, 360mc, 400mc, and 900mc models, by offering improved system capabilities and new and improved material properties. Prices for our Fortus systems range from $50,000 for the base model 200mc to $400,000 for the fully equipped 900mc.

     We also have opportunities for the Fortus line in DDM applications. DDM involves the manufacture of parts fabricated directly from our systems and are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turn-around and for which tooling would not be appropriate due to small volumes.

     An emerging portion of the DDM market segment is the production of fabrication and assembly tools that aid in the customer’s production and assembly process. We believe this fabrication and assembly tool market is substantially larger than the $1.1 billion rapid prototyping market we currently serve. In addition, we have seen a growing number of applications for end-use parts.

     Recurring Revenues As our installed base has increased, we expect an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services that represents recurring revenue for us. Despite a history of growth in this area, we have seen this trend flatten out recently as our existing customers have curtailed some discretionary or variable spending in response to the economic slow down.

     Developments in Our Business During the Period

     In January 2009, we launched a new personal 3D printer, the uPrint, at a new lower price point of $14,900. Although this represents a lower selling price and lower margin than our other system offerings, we believe that the launch of this product represents a significant milestone in our strategy of continuing to move down the price elasticity curve. Despite the challenges of our current economic environment, we shipped slightly more units this quarter as compared to the same period in the prior year. Because the uPrint is proving to be a robust and reliable product, we believe it appeals to a broader network of resellers and expanding the distribution channel for this product will be a priority in the coming quarters.

     Due to the continued weakness in the world economy, we reevaluated our fixed and variable costs structure in light of current sales expectations. As a result, we took certain cost-saving measures that lowered our fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of our long-term strategy. These cost-saving measures resulted in a charge of approximately $779,000, consisting primarily of severance costs related to a reduction in force. We expect these measures will amount to savings of approximately $2.7 million on an annualized basis.

     At the end of 2008, we replaced our Fortus direct sales channel in the United States with a select group of existing resellers that more than triples our sales support for these high-end systems. We expect that lower revenues resulting from reseller discounts will be offset by reduced fixed costs that were previously associated with our direct sales force. Although there were many factors that affected our Fortus revenues and gross profits in the first quarter of 2009, we believe that this change to a variable cost structure has been neutral to our operating income.

     In 2008, we fulfilled our responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance our proprietary FDM technology for rapid manufacturing applications. This agreement entitled us to receive reimbursement payments as we achieved specific milestones stated in the agreement. This effort was focused around our high-performance systems and resulted in the commercial release of the 900mc. Due to the success of this initial arrangement, we are continuing this relationship and have established a new agreement with similar terms and objectives. During the three months ended March 31, 2009 and March 31, 2008, approximately $515,000 and $280,000, respectively, of research and development expenses were offset by payments that were received from this company.

     Cautionary Note Concerning Factors that May Affect Future Results

     Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping and manufacturing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Our ability to implement our strategy for 2009 is subject to numerous uncertainties and risks, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations,” and in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2008. We cannot ensure that our efforts will be successful.

Results of Operations
(unaudited)

     The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated interim statements of operations.

Three Month Periods Ended March 31,

	2009	2008
Net sales	100.0%	100.0%
Cost of sales	58.6%	43.5%
Gross profit	41.4%	56.5%
Research and development	8.1%	7.1%
Selling, general, and administrative	40.2%	31.5%
Operating income (loss)	(6.9%)	17.9%
Other income (expense)	0.1%	1.0%
Income before income taxes	(4.6%)	18.9%
Income taxes	1.8%	6.5%
Net income	(2.8%)	12.4%

Net Sales

     Our revenues decreased to $23.1 million, a 24.6% decrease from the $30.7 million that we reported in the first quarter of 2008. The following is a breakdown of our revenues by products and services:

Three Month Periods Ended March 31,

(In Thousands)	Three Months		Period-over-
	2009	2008	period change
Products	$16,952	$25,108	-32.5%
Services	6,193	5,600	10.6%
	$23,145	$30,708	-24.6%

     Revenues derived from products decreased 32.5% in the quarter ended March 31, 2009, as compared with the quarter ended March 31, 2008. The number of units that we shipped in the quarter increased by approximately 2.4%, or 14 units, to 591 as compared with 577 units shipped in the first quarter of 2008. The increase in units compared to the 2008 period was principally attributable to the worldwide launch of our newest 3D printing system, the uPrint, in the first quarter of 2009. Because of the new lower price point for the uPrint, revenue for the quarter was significantly lower than the comparable period in 2008 despite a similar level of unit sales. Although 3D printer unit volume was up due to the launch of the uPrint, we saw a significant drop in unit sales of our Fortus 3D Production Systems as the worldwide economic slow down constrained the capital budgets of our current and prospective customers.

     Revenues from our service offerings for the quarter increased $0.6 million, or 10.7%, to $6.2 million as compared to $5.6 million in 2008. This growth in service revenues over the prior-year period was mainly from higher maintenance revenue that resulted from our steadily growing installed system base.

     Revenues in the Americas region, which includes North and South America, accounted for approximately 61% and 51% of total revenue in the three months ended March 31, 2009 and 2008, respectively. This increase in sales percentage is primarily due to a smaller decline in system revenues as compared to the international region. Historically, the launch of a new system like the uPrint has an impact on domestic revenues earlier than it does internationally.

     International sales declined from 49% of total revenues for the three month period ended March 31, 2008 to 39% of total revenues for the same period in the current year. The international decrease was led by lower system volumes in both the high-performance systems as well as the 3D Printers.

Gross Profit

     Gross profit decreased by $7.8 million, or 44.8%, to $9.6 million as compared with $17.4 million in the prior year. This decrease was primarily attributable to lower product sales and margins but was partially offset by favorable results from our service offerings. Gross profit and gross profit as a percentage of sales for our products and services, as well as the percentage changes in gross profit, were as follows:

(In Thousands)	Three Months		Period-over-
	2009	2008	period change
Products	$6,265	$14,365	-56.4%
Services	3,307	2,999	10.3%
Total	$9,572	$17,364	-44.9%

Gross Profit as a Percentage of Sales
Products	37.0%	57.2%
Services	53.4%	53.6%
Total	41.4%	56.5%

     Product gross profit decreased by 56.4%, to $6.3 million for the first quarter of 2009, when compared to $14.4 million for the same period in the prior year as lower system revenues covered less of our fixed manufacturing overhead costs. The decrease in product gross profit was also attributable to the launch of our new uPrint system, which has a lower direct margin than our other systems. As production volumes increase for the uPrint, we expect to reduce material costs for this system up to 15% by the end of 2009.

     Gross profit from services increased to $3.3 million for the quarter from $3.0 million in 2008. This growth over the prior year was mainly from a higher number of systems covered under maintenance contracts resulting from our growing installed system base.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses were as follows:

Three Month Periods Ended March 31,

(In Thousands)	Three Months		Period-over-
	2009	2008	period change
Research & development	$1,872	$2,169	-13.7%
Selling, general & administrative	9,308	9,691	-4.0%
	$11,180	$11,860	-5.7%

     Research and development expense decreased by 13.7% for the three months ended March 31, 2009 compared to the same period in the prior year. The decrease resulted primarily from a lower level of investment due to economic concerns and reduced headcount. Capitalized research and development expenditures for the three months ended March 31, 2009 relating to internally developed software decreased to $0.3 million from $0.4 million for the same period in the prior year.

     In 2008, we fulfilled our responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance our proprietary FDM technology for rapid manufacturing applications. This agreement entitled us to receive reimbursement payments as we achieved specific milestones stated in the agreement. This effort was focused around our high-performance systems and resulted in the commercial release of the Fortus 900mc. Due to the success of this initial arrangement, we are continuing this relationship and have established a new agreement with similar terms and objectives. During the three months ended March 31, 2009 and March 31, 2008, approximately $515,000 and $280,000, respectively, of research and development expenses were offset by payments that were received from this company.

     Selling, general and administrative expenses decreased $0.4 million, or 4.0%, for the three months ended March 31, 2009 compared to the same year-ago period. This decrease resulted from the reduction in our direct sales force in January of 2009, which converted some of our selling expenses to a variable cost structure, and also from a continued effort to lower discretionary spending. In addition, we took certain cost-saving measures in the first quarter of 2009 that lowered our fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of our long-term strategy. These cost-saving measures resulted in a charge of approximately $779,000, consisting primarily of severance costs related to a reduction in force.

Operating Income (Loss)

     Operating income (loss) and operating income (loss) as a percentage of sales, as well as the percentage changes in operating income (loss), were as follows:

Three Month Periods Ended March 31,

(In Thousands)	Three Months		Period-over-
	2009	2008	period change
Operating income (loss)	$(1,608)	$5,504	-129.2%

Percentage of sales	-6.9%	17.9%

     We recorded a $1.6 million operating loss for the three months ended March 31, 2009, as compared to $5.5 million in operating income for the same period in the prior year. This decrease was primarily due to reduced revenues from a weak world economy and a product mix shift towards lower margin 3D printing systems.

Other Income (Expense)

     Other income (expense) as a percentage of sales and changes in other income (expense) were as follows:

Three Month Periods Ended March 31,

(In Thousands)	Three Months		Period-over-
	2009	2008	period change
Interest income	$286	$601	-52.4%
Foreign currency transaction gains (losses)	237	(28)	946.4%
Other	14	(276)	105.1%
	$537	$297	80.8%

Percentage of sales	2.3%	1.0%

     Interest income decreased for the three-month period ended March 31, 2009 compared to the same year-ago period due to the lower effective interest rate of our investment portfolio. Foreign currency transaction gains and losses are principally due to currency fluctuations between the US dollar and the Euro. We enter into 30-day forward contracts to hedge our foreign currency exposure. We hedged only a portion of our foreign currency exposure and the resulting gain was due to the strengthening of the US dollar relative to the Euro. Our strategy is to continue to hedge our estimated Euro-denominated accounts receivable position throughout the remainder of 2009. At March 31, 2009, we had approximately €5.0 million in Euro-denominated receivables and a €3.3 million 30-day forward contract.

Income Taxes (Benefit)

     Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage changes, were as follows:

Three Month Periods Ended March 31,

(In Thousands)	Three Months		Period-over-
	2009	2008	period change
Income taxes (benefit)	$(367)	$2,003	-118.3%

Effective tax rate	34.3%	34.5%

     An income tax benefit was recorded for the three months ended March 31, 2009 as a result of a net loss before income taxes. The effective tax rate in the first quarter of 2009 is in a similar range as the prior year.

Net Income (Loss)

     Net income (loss) and net income (loss) as a percent of sales, as well as the percentage changes in net income (loss), were as follows:

Three and Month Periods Ended March 31,

(In Thousands)	Three Months		Period-over-
	2009	2008	period change
Net income (loss)	$(704)	$3,799	-118.5%

Percentage of sales	-3.0%	12.4%

     Net income in the current period decreased significantly from the three months ended March 31, 2008 primarily from lower revenues resulting from a world-wide economic slowdown and other reasons stated elsewhere in this section.

Liquidity and Capital Resources
(unaudited)

     A summary of our consolidated interim statements of cash flows for the three months ended March 31, 2009 and 2008 are as follows:

(In Thousands)
	2009	2008
Net income (loss)	$(704)	$3,799
Depreciation and amortization	2,205	1,605
Gain on sale of equipment	-	(99)
Loss on impairment of investment	-	390
Stock-based compensation	487	315
Changes in operating assets and liabilities	1,025	(7,807)
Net cash provided by (used in) operating activities	3,013	(1,797)

Net cash provided by (used in) investing activities	(179)	12,468
Net cash provided by (used in) financing activities	2	(3,893)
Effect of exchange rate changes on cash	(117)	397
Net increase in cash and cash equivalents	2,719	7,175
Cash and cash equivalents, beginning of period	27,946	16,212
Cash and cash equivalents, end of period	$30,665	$23,387

     Our cash, cash equivalents and investment balance increased by $1.7 million to $49.4 million at March 31, 2009, from $47.7 million at December 31, 2008. The $1.7 million increase is primarily due to $3.0 million of cash flows from operations offset by $1.2 million spent for acquisitions of property and equipment and intangible assets as well as a reduction of $0.1 million related to exchange rates.

     In the three months ended March 31, 2009, net cash provided by our operating activities was $3.0 million compared to cash used by operations of $1.8 million during the comparable 2008 period. The favorable change in cash flow as compared to the first quarter of 2008 was mainly due to the prior year’s increases in inventory and accounts receivable to support new product launches, particularly the 900mc and the 1200es systems.

     Our net accounts receivable balance decreased to $23.7 million at March 31, 2009 from $26.5 million as of December 31, 2008. This decrease was principally due to increased collection efforts coupled with lower year-over-year sales. We believe that adequate allowances have been established for any collectibility issues in our accounts receivable balance.

     At March 31, 2009, our inventory balance increased slightly to $20.2 million compared with approximately $19.9 million at December 31, 2008. We were not able to reduce our inventory balance in this lower revenue environment principally because of a more robust sales forecast relative to realized sales in the first quarter. However, we remain confident that we will be able to reduce our inventory balance by the end of 2009.

     Our investing activities used cash of approximately $0.2 million. During the first quarter of 2009, as investments matured, we reinvested the proceeds into a United States Treasury money market investment that is recorded as a cash equivalent. We received cash of approximate $1.1 million from the sale of investments and used cash for fixed asset additions of approximately $0.7 million. Net cash used for payments for intangible assets and other investments included patents and capitalized software was $0.5 million. Much of the capital expenditure in 2009 has been for equipment required by the growing components of our business, including manufacturing fixtures for new products, consumable manufacturing, Paid Parts, and for improvements to our facilities as we renovate portions of our buildings to increase operating efficiency.

     We had a very small amount of cash flows from financing activities and experienced a reduction in cash balances of $0.1 million related to foreign currency exchange rate fluctuations.

     For the remainder of 2009, we expect to use our cash flows from operations and/or our cash and investments as follows:

  for the acquisition of equipment, including production equipment, tooling, and computers;
  for the purchase or development of intangible assets, including patents;
  for the continuation of our leasing program;
  for working capital purposes;
  for increased selling and marketing activities, especially as they relate to the continued market and channel development;
  for new product and materials development;
  for sustaining engineering;
  for information systems (“I/S”) and infrastructure enhancements;
  for improvements to our facilities;
  for acquisitions and/or strategic alliances; and
  for our common stock buyback program

     While we believe that the primary source of liquidity during the remainder of 2009 will be derived from cash flows from operations and current cash balances, we have maintained a line of credit for the lesser of $4.0 million or a defined borrowing base.

     As of March 31, 2009, we had gross accounts receivable of $24.8 million less an allowance of $1.1 million for returns and doubtful accounts. Over our history, bad debt expense has generally been small as a percentage of sales. However, at March 31, 2009, large balances were concentrated with certain international distributors. Default by one or more of these distributors could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of their current payment status and economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

     Our total current assets amounted to approximately $85.5 million at March 31, 2009, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to approximately $20.6 million and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years and during the current quarter.

Foreign Currency Transactions

     We invoice sales to certain European distributors in Euros. Our reported results are therefore subject to fluctuations based upon changes in the exchange rates of that currency in relation to the United States dollar. For the three months ended March 31, 2009, the net gain on foreign currency transactions amounted to $0.2 million. A small foreign currency loss was recorded during the same three-month period in 2008. During the quarter ended March 31, 2009, we hedged between €3.3 million and €5.0 million of our accounts receivable that were denominated in Euros. The hedge resulted in a currency translation gain of approximately $0.6 million for that period. Our strategy is to hedge most of our Euro-denominated accounts receivable position throughout the remainder of 2009 on a month-to-month basis. We will continue to monitor our exposure to currency fluctuations. Instruments to hedge our risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations. We expect to continue to derive most of our sales from regions where the transactions are negotiated, invoiced, and paid in US dollars. Fluctuations in the currency exchange rates in these other countries may therefore reduce the demand for our products by increasing the price of our products in the currency of countries in which the local currency has declined in value.

Critical Accounting Policies

     We have prepared our consolidated interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required us to make estimates, judgments, and assumptions that affected the amounts we reported.

     We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, if we had used different assumptions or different conditions existed, our financial condition or results of operations could have been materially different. The critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our consolidated interim financial statements are described in our Annual Report on Form 10-K for 2008.

Stock-Based Compensation

     The Company calculates the fair value of stock-based option awards on the date of grant using the Black-Scholes option pricing model. The computation of expected volatility is based on historical volatility from traded options on our stock. The computation of expected option term is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Each of the three factors requires us to use our judgment and make estimates in determining the percentages and time periods used for the calculation. If we were to use different percentages or time periods, the fair value of stock-based option awards could be materially different.

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

     These forward-looking statements include the expected net sales of RP and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include our assumptions about the size of the RP and 3D printing market, and our ability to penetrate, compete, and successfully sell our products in these markets. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for 2008. These forward-looking statements are based on assumptions, among others, that we will be able to:

  continue to introduce new high-performance and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;
  successfully develop the 3D printing market with our Dimension BST, Dimension SST, Dimension Elite, and uPrint systems, and that the market will accept these systems;
  successfully develop the DDM market with our Fortus 200mc, 360mc, 400mc and 900mc, and that the market will accept these systems;
  maintain or increase our revenues and gross margins on our present products;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days and are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short and long-term investments are invested in auction rate securities municipal government bonds, and certificates of deposit that bear interest at rates of 3.4% to 6.0%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that have a functional currency in Euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.4 million for the continued maintenance of our European facility. In the quarter ended March 31, 2009 we hedged between €3.3 million and €5.0 million of our accounts receivable balances that were denominated in Euros. A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by between $0.7 million and $1.1 million.

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

Internal Control over Financial Reporting

     There were no changes in the our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the securities Exchange Act of 1934).

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

Date: May 8, 2009	Stratasys, Inc.

	By:	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer