Form 10-Q
period 2009-06-30
STRATASYS INC
filed 2009-08-06
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_________________

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
Yes [✓] No [   ]

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
Large accelerated filer [ ]	Accelerated filer [✓]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [✓]

As of August 3, 2009 the Registrant had 20,226,872 shares of common stock, $.01 par value issued and outstanding.

Stratasys, Inc.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$34,753,226	$27,945,799
Short-term investments - held to maturity	4,902,849	4,835,055
Accounts receivable, less allowance for doubtful
accounts of $1,096,157 at June 30, 2009
and $1,017,521 at December 31, 2008	24,298,173	26,539,733
Inventories	18,387,423	19,889,351
Net investment in sales-type leases, less allowance
for doubtful accounts of $311,358 at June 30,
2009 and $324,642 at December 31, 2008	3,923,803	3,870,472
Prepaid expenses and other current assets	1,684,717	2,608,080
Deferred income taxes	2,168,000	2,168,000

Total current assets	90,118,191	87,856,490

Property and equipment, net	28,073,243	29,749,921

Other assets
Intangible assets, net	8,034,671	8,347,200
Net investment in sales-type leases	3,577,686	4,545,977
Long-term investments - available for sale	1,109,250	1,109,250
Long-term investments - held to maturity	10,299,470	13,825,981
Other non-current assets	2,338,231	2,308,214

Total other assets	25,359,308	30,136,622

Total assets	$143,550,742	$147,743,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$8,940,241	$11,795,238
Unearned revenues	10,515,178	12,765,396

Total current liabilities	19,455,419	24,560,634

Non-current liabilities
Deferred tax liabilities	620,000	620,000

Total non-current liabilities	620,000	620,000

Total liabilities	20,075,419	25,180,634

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
25,913,503 and 25,909,603 issued as of 2009 and
2008, respectively	259,135	259,096
Capital in excess of par value	92,325,558	91,611,078
Retained earnings	70,045,311	69,899,669
Accumulated other comprehensive loss	(150,256)	(203,019)
Less cost of treasury stock, 5,687,631 shares
as of 2009 and 2008	(39,004,425)	(39,004,425)

Total stockholders' equity	123,475,323	122,562,399

Total liabilities and stockholders' equity	$143,550,742	$147,743,033

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales
Products	$18,200,029	$24,846,032	$35,151,531	$49,953,572
Services	6,448,248	6,428,890	12,641,547	12,029,039
	24,648,277	31,274,922	47,793,078	61,982,611

Cost of sales
Products	10,278,739	11,721,570	20,964,894	22,463,924
Services	2,796,317	2,244,982	5,682,610	4,846,440
	13,075,056	13,966,552	26,647,504	27,310,364

Gross profit	11,573,221	17,308,370	21,145,574	34,672,247

Operating expenses
Research and development	1,655,206	2,572,764	3,526,965	4,741,473
Selling, general and administrative	8,467,618	8,897,955	17,775,827	18,588,823
	10,122,824	11,470,719	21,302,792	23,330,296

Operating income (loss)	1,450,397	5,837,651	(157,218)	11,341,951

Other income (expense)
Interest income, net	237,913	546,833	524,266	1,147,899
Foreign currency transaction losses, net	(399,819)	(187,658)	(163,218)	(215,826)
Other	12,078	22,747	25,802	(253,032)
	(149,828)	381,922	386,850	679,040

Income before income taxes	1,300,569	6,219,573	229,632	12,020,992
Income taxes	450,998	2,123,517	83,990	4,126,366

Net income	$849,571	$4,096,056	$145,642	$7,894,626

Net income per common share
Basic	$0.04	$0.20	$0.01	$0.38
Diluted	0.04	0.19	0.01	0.37

Weighted average commons shares outstanding
Basic	20,223,139	20,878,049	20,221,995	20,934,889
Diluted	20,242,197	21,491,704	20,236,245	21,470,288

Comprehensive Income
Net income	$849,571	$4,096,056	$145,642	$7,894,626
Other comprehensive income:
Foreign currency translation adjustment	218,456	(261,981)	52,764	227,522
Unrealized loss on available-for-sale securities	-	-	-	(128,000)
Comprehensive income	$1,068,027	$3,834,075	$198,406	$7,994,148

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$145,642	$7,894,626
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	2,920,731	2,265,759
Amortization	1,340,045	1,063,560
Stock based compensation	665,931	635,218
Gain (loss) on disposal of property and equipment	356	(100,135)
Loss on write-down of investment	-	390,000

Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	2,241,560	(8,169,190)
Inventories	1,461,951	(5,451,086)
Net investment in sales-type leases	914,960	(437,939)
Prepaid expenses	923,363	(888,264)
Other assets	(30,018)	686,530
Accounts payable and other current liabilities	(2,854,997)	(3,998,976)
Unearned revenues	(2,250,218)	958,538
Excess tax benefit from stock options	-	(18,747)
Net cash provided by (used in) operating activities	5,479,306	(5,170,106)

Cash flows from investing activities
Proceeds from sale of investments	3,380,006	17,386,941
Proceeds from sale of property and equipment	1,000	296,252
Acquisition of property and equipment	(1,215,437)	(4,188,337)
Acquisition of intangible and other assets	(944,472)	(1,132,354)
Net cash provided by investing activities	1,221,097	12,362,502

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	48,589	1,921,180
Excess tax benefit from stock options	-	18,747
Purchase of treasury stock	-	(3,954,698)
Net cash provided by (used in) financing activities	48,589	(2,014,771)

Effect of exchange rate changes on cash	58,434	143,555

Net increase in cash and cash equivalents	6,807,427	5,321,180
Cash and cash equivalents, beginning of year	27,945,799	16,211,771

Cash and cash equivalents, end of year	$34,753,226	$21,532,951

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$207,696	$4,830,600
Transfer of fixed assets to inventory	200,311	227,985
Transfer of inventory to fixed assets	240,288	1,244,331
Transfer of temporary impairment of investment to other
comprehensive income (net of $67,000 related to taxes)	-	128,000

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Certain prior year deferred income tax amounts on the balance sheet have been reclassified to conform to the current year’s presentation. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, filed as part of the Company’s Annual Report on Form 10-K for such year.

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

The application of SFAS No.157 (as impacted by FASB issued Staff Positions (FSP) No. 157-1, No. 157-2, No. 157-3 and No. 157-4) was effective for the Company beginning January 1, 2008 as it related to financial assets and liabilities and beginning January 1, 2009 as it related to non-financial assets and non-financial liabilities measured on a non-recurring basis. This adoption did not have a material impact on the consolidated results of operations or financial condition and the disclosures required by it are provided in Note 9 – Fair Value Measurements.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”) that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon 1) existing authoritative pronouncements; 2) analogy to such pronouncements if not within their scope; or 3) a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 was effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements that existed as of the date of adoption. This adoption did not have a material impact on the consolidated results of operations or financial condition and the required disclosures are provided in Note 11 – Accounting for Collaborative Arrangements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which requires increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures are required with respect to derivative features that are credit-risk related. SFAS No. 161 was effective for the Company beginning January 1, 2009 on a prospective basis. This adoption did not have a material impact on the consolidated results of operations or financial condition.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to 1) intangible assets that are acquired individually or with a group of other assets; and 2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP 142-3 was effective for the Company beginning January 1, 2009 and did not have a material impact on the consolidated results of operations or financial condition.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted these FSPs effective June 15, 2009. The adoption of these FSP’s did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe that this standard will have a material impact on the consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe that this standard will have a material impact on the consolidated results of operations or financial condition.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will have no impact on the Company’s consolidated results of operations or financial condition.

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

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. The Company does not hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at June 30, 2009 or December 31, 2008, as the fair value of those investments approximated cost.

The Company invests in tax-free auction rate securities, government bonds, and municipal notes, all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(unaudited)
Government bonds	$4,902,492	$4,834,698
Other securities	357	357
Short-term investments - held to maturity	4,902,849	4,835,055

Auction rate securities	1,109,250	1,109,250
Long-term investments - available for sale securities	1,109,250	1,109,250

Auction rate securities	2,400,000	2,400,000
Government bonds	7,899,470	11,425,981
Long-term investments - held to maturity	10,299,470	13,825,981

Total investments	$16,311,569	$19,770,286

Short-term and long-term investments consist of tax-free government bonds and Auction Rate Securities (“ARS”). At June 30, 2009, the Company’s investments included:

  approximately $12.8 million in municipal government bonds maturing between August 2009 and May 2026, all of which have ratings between Aa2 and A3;

  approximately $2.4 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at June 30, 2009; and

  approximately $1.1 million of a tax-free ARS, which does not currently have an active trading market and matures in February 2042. This ARS had a rating of Caa3 at June 30, 2009 and is further discussed below.

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

Face value of investment	$2,575,000
Temporary impairment - recognized in other comprehensive income	(195,000)
Other-than-temporary impairment - recognized in other income	(1,270,750)
Net carrying value at June 30, 2009	$1,109,250

Note 4 Inventories

Inventories consisted of the following at June 30, 2009 and December 31, 2008 respectively:

	2009	2008
Finished goods	$11,356,828	$11,968,337
Raw materials	7,030,595	7,921,014
Total Inventory	$18,387,423	$19,889,351

Note 5 Material Commitments

The Company estimates that as of June 30, 2009, it had approximately $14.2 million of purchase commitments for inventory from selected vendors. In addition to purchase commitments for inventory, it also has future commitments for leased facilities of approximately $0.7 million. The Company intends to finance its purchase commitments from existing cash and investments or from cash flows from operations.

Note 6 Earnings per Common Share

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

	Periods Ended June 30,
	Three Months		Six Months
	2009	2008	2009	2008
Additional Shares	19,058	613,655	14,250	535,399

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A total of 1,505,778 and 262,000 options were excluded from the dilution calculation for the three and six-month periods ended June 30, 2009, and June 30, 2008, respectively, since their inclusion would not have had a dilutive effect.

The following stock options were exercised for the respective periods:

	Periods Ended June 30,
	Three Months		Six Months
	2009	2008	2009	2008
Proceeds from exercise of stock options	$42,767	$2,001,866	$45,377	$2,063,495
Number of options exercised	3,300	141,700	3,900	147,500
Weighted average share price	$12.96	$14.13	$11.64	$13.99

Tax benefit recognized in stockholders'
equity from stock option exercises	$-	$41,881	$-	$41,881

Note 7 Stock-Based Compensation

The Company accounts for stock-based compensation under the guidance in SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised).” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The stock-based compensation expense amount recorded and associated future income tax benefits were as follows for the respective periods:

	Period Ended June 30,
	Three Months		Six Months
	2009	2008	2009	2008
Stock-based compensation expense	$182,374	$319,823	$669,142	$635,218
Future income tax benefit	(20,000)	(52,218)	(154,950)	(106,218)
	$162,374	$267,605	$514,192	$529,000

Options for 326,250 and 6,000 shares were granted in the six months ended June 30, 2009 and 2008, respectively. The income tax benefit reflected pertains only to stock-based compensation recorded on nonqualified stock options, net of any tax benefit derived from disqualifying dispositions of incentive stock options in the specific period.

Note 8 Income Taxes

The effective tax rate of 34.7% for the three months ended June 30, 2009 was similar to the 34.1% effective rate for the same period in 2008. The effective tax rate of 36.5% for the six months ended June 30, 2009 was slightly higher than the 34.3% effective rate for the same period in 2008 due to the impact of foreign taxes.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required. At June 30, 2009 and 2008, the Company had unrecognized tax benefits of $1.2 million and $1.1 million, respectively.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:
For financial assets held by the Company, fair value as defined by SFAS No. 157 (as impacted by FSP Nos. 157-1, 157-2, 157-3 and 157-4) principally applies to available-for-sale marketable securities. These items were previously, and will continue to be, marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets. The Company does not have any financial liabilities that are subject to the provisions of SFAS No. 157. Separately, there were no material fair value measurements with respect to non-financial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157 (as impacted by FSP Nos. 157-1, 157-2, 157-3 and 157-4).

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs:

	Period Ended June 30,
Auction rate securities	2009	2008
Beginning balance (January 1)	$3,509,250	$18,800,000
Total gains or (losses):
Included in earnings	-	(390,000)
Included in other comprehensive income	-	(195,000)
Settlements	-	(13,725,000)
Transfers in and/or out of Level 3	-	-
Ending balance (June 30)	3,509,250	4,490,000
Classified as long-term investments - held to maturity	(2,400,000)	(2,500,000)
Classified as long-term investments - available for sale securities	$1,109,250	$1,990,000

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
The aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 until January 1, 2009 relate to non-financial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis. During the quarter ended June 30, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 10 Foreign Currency Hedge

The Company invoices sales to certain European distributors in Euros and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. The Company’s strategy is to hedge most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transactions gains (losses), net”. The Company hedged between €3.4 million and €3.6 million for the three months ended June 30, 2009 and between €3.3 million and €5.0 million for the six months ended June 30, 2009 of accounts receivable that were denominated in Euros. The foreign currency forward contract resulted in a currency translation loss of approximately $574,380 for the three-month period ended June 30, 2009 and a gain of $44,610 for the six-month period ended June 30, 2009.

The Company will continue to monitor exposure to currency fluctuations. Instruments to hedge risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Note 11 Accounting for Collaborative Arrangements

As discussed in Note 2 - Recently Issued Accounting Pronouncements, the Company adopted EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”), which discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities.

In 2008, the Company fulfilled its responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance its proprietary FDM technology for rapid manufacturing applications. This agreement entitled the Company to receive reimbursement payments as it achieved specific milestones stated in the agreement. This effort was focused around the Company’s high-performance systems and resulted in the commercial release of the Fortus 900mc. Because performing contract research and development services is not part of the Company’s normal business of manufacturing additive fabrication systems and providing related goods and services, all payments received under this agreement were recorded as offsets to the research and development expenditures and are therefore not recognized as revenue.

Due to the success of this initial arrangement, the Company is continuing this relationship and has established a new agreement with similar terms and objectives. During the six months ended June 30, 2009 and June 30, 2008, approximately $1.5 million and $300,000, respectively, of research and development expenses were offset by payments that were received from this company.

Note 12 Restructuring Activities

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company took certain cost-saving measures in the first quarter of 2009 that lowered fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of the Company’s long-term strategy. These cost-saving measures resulted in a charge of approximately $779,000 in the first quarter of 2009, consisting primarily of severance costs related to a reduction in force. Final severance payments are expected to be completed by the third quarter of 2009.

A summary of the activity of these restructuring and other costs recognized in the Statement of Operations caption “Selling, general and administrative” are as follows:

	Employee-	Contract
	Related Items and	Terminations and
	Benefits	Other	Total
Accrued balance as of December 31, 2008	$306,014	$66,881	$372,895
Expenses incurred	779,000	-	779,000
Cash payments	(788,231)	(66,881)	(855,112)
Accrued balance as of June 30, 2009	$296,784	$-	$296,784

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

     Summary of Financial Results

     For the quarter ended June 30, 2009, we recorded net income of $0.8 million, or $0.04 per diluted share, as compared to net income of $4.1 million, or $0.19 per diluted share, for the second quarter of 2008. The world-wide economic slow down that took hold in late 2008 has continued to soften demand for our products and services. As a result of the cost reduction efforts taken during the first quarter of 2009, we have been able to offset some of this weakness and return to profitability.

     Our revenues decreased to $24.6 million, a 21.2% decrease from the $31.3 million that we reported in the second quarter of 2008. Gross profit also decreased by $5.7 million, or 33.1%, to $11.6 million as compared with $17.3 million in the prior year. These decreases were primarily attributable to lower product sales and margins.

     Our balance sheet continues to be strong. As of June 30, 2009, our cash and investments balance was approximately $51.1 million, up from $47.7 million at December 31, 2008. We generated approximately $2.5 million of cash from operations during the quarter, primarily driven by earnings before depreciation and amortization and a reduction of inventory levels. We also have no debt and believe that we have adequate liquidity to fund our growth strategy for the remainder of 2009.

     Our Market Strategy and Description of Current Conditions

     3D Printers It is our belief that we are successfully implementing our overall marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market. Over the last three years, we have been the price leaders in the 3D printer market and have followed a strategy of continuing to move down the price elasticity curve as evidenced by our introduction of the uPrint in January 2009. We feel that this strategy is appropriate for the long-term success of our company while at the same time, we recognize the short-term challenges that this presents. While competitors have recently introduced low-cost 3D printers, we believe our strategy of offering low-priced 3D printing systems combined with higher reliability and increased functionality will continue to make our 3D printers an attractive alternative to our competitors’ products. Furthermore, we believe our recent introduction of the uPrint should serve to increase awareness of our products, which would typically drive higher volume to offset the reduced margins for that system. However, due to the unprecedented world-wide economic challenges that our market is currently facing, we feel that revenues and margins will continue to be under pressure.

     Our strategy in the 3D printing market is to continue expanding our position through increased unit sales of our Dimension product line and particularly the uPrint system. Concurrent with the launch of the uPrint in January 2009, we lowered the price of our other Dimension systems and discontinued the production of our SST768 and BST768 models, although we will continue to provide support and service for these discontinued systems going forward. Our current 3D printing line now consists of four system types that range in price from $14,900 to $32,900. Based upon data and estimates furnished in the Wohlers Report released in May of 2009, we shipped approximately 43% of all RP systems globally in 2008 and 50% of all 3D printers shipped globally in 2008.

     We continue to offer a highly successful distributor program that allows resellers to purchase demonstration systems with extended payment terms. While this program negatively impacts our accounts receivable days sales outstanding (“DSO”), it has proven to be an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program for the launch of the uPrint in the first quarter of 2009, but with shorter extended payment terms than in prior years. Although this program has a negative effect on our DSO, we believe that it remains an integral part of our strategy to expand our share of the market.

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

     We also have opportunities for the Fortus line in DDM applications. DDM involves the manufacture of parts fabricated directly from our systems that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low-volume parts, that require rapid turnaround and for which tooling would not be appropriate due to small volumes.

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

     Developments in Our Business During the Period

     In January 2009, we launched a new personal 3D printer, the uPrint, at a new lower price point of $14,900. Although this represents a lower selling price and lower margin than our other system offerings, we believe that the launch of this product represents a significant milestone in our strategy of continuing to move down the price elasticity curve. Consistent with our previous product launches, we have seen a temporary drop in demand for the uPrint in the quarter following the launch as our reseller network begins to sell their initial inventory purchase in the current environment of worldwide economic slowdown. Because the uPrint is proving to be a robust and reliable product, we believe it appeals to a broader network of resellers and expanding the distribution channel for this product will be a priority in the coming quarters.

     Due to the continued weakness in the world economy, we reevaluated our fixed and variable cost structure in light of current sales expectations. As a result, in the first quarter of 2009, we took certain cost-saving measures that lowered our fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of our long-term strategy. These cost-saving measures resulted in a charge of approximately $779,000, consisting primarily of severance costs related to a reduction in force. We expect these measures will amount to savings of approximately $2.7 million on an annualized basis.

     At the end of 2008, we replaced our Fortus direct sales channel in the United States with a select group of existing resellers that more than triples our sales support for these high-end systems. We expect that lower revenues resulting from reseller discounts will be offset by reduced fixed costs that were previously associated with our direct sales force. Although there were many factors that affected our Fortus revenues and gross profits in the first half of 2009, we believe that this change to a variable cost structure has been neutral to our operating income.

     In 2008, we satisfied our responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance our proprietary FDM technology for rapid manufacturing applications. This agreement entitled us to receive reimbursement payments as we achieved specific milestones stated in the agreement. This effort was focused around our high-performance systems and resulted in the commercial release of the Fortus 900mc. Due to the success of this initial arrangement, we are continuing this relationship and have established a new agreement with similar terms and objectives. During the six months ended June 30, 2009 and June 30, 2008, approximately $1.5 million and $300,000, respectively, of research and development expenses were offset by payments that were received from this company.

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

Three- and Six-Month Periods Ended June 30,

	Three Months		Six Months
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.0%	44.7%	55.8%	44.1%
Gross profit	47.0%	55.3%	44.2%	55.9%
Research and development	6.7%	8.2%	7.4%	7.6%
Selling, general, and administrative	34.4%	28.5%	37.2%	30.0%
Operating income	5.9%	18.7%	-0.3%	18.3%
Other income (expense)	-0.6%	1.2%	0.8%	1.1%
Income before income taxes	5.3%	19.9%	0.5%	19.4%
Income taxes	1.8%	6.8%	0.2%	6.7%
Net income	3.4%	13.1%	0.3%	12.7%

Net Sales

     Our revenues decreased to $24.6 million, a 21.2% decrease from the $31.3 million that we reported in the second quarter of 2008. Revenue for the first half of 2009 was $47.8 million, down $14.2 million, or 22.9%, from $62.0 million in the prior year. The following is a breakdown of our revenues by products and services:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2009	2008	period change	2009	2008	period change
Products	$18,200	$24,846	-26.7%	$35,152	$49,954	-29.6%
Services	6,448	6,429	0.3%	12,642	12,029	5.1%
	$24,648	$31,275	-21.2%	$47,794	$61,983	-22.9%

     Revenues derived from products decreased $6.6 million in the quarter ended June 30, 2009, as compared with the quarter ended June 30, 2008. The number of units that we shipped in the quarter decreased by approximately 18%, or 92 units, to 442 as compared with 540 units shipped in the second quarter of 2008. Revenues derived from products decreased $14.8 million in the six months ended June 30, 2009, as compared with the six months ended June 30, 2008. The number of units that we shipped in the first half of 2009 decreased by approximately 8%, or 84 units, to 1,033 as compared with 1,117 units shipped in the first half of 2008. The decrease in both revenues and units for the 2009 periods compared to the 2008 periods were principally attributable to the worldwide economic slowdown.

     Revenues from our service offerings in the quarter ended June 30, 2009 remained consistent with revenue from services in the second quarter of 2008. Revenue from our service offerings increased by $613,000, or 5.1%, in the first six months of 2009 as compared to the same prior-year period. This growth in service revenues over the prior-year period was mainly from higher maintenance revenue that resulted from our steadily growing installed system base partially offset by lower revenues in our Paid Parts service due to an aggressive pricing environment.

     Revenues in the Americas region, which includes North and South America, accounted for approximately 54.2% and 53.1% of total revenue for the quarters ended June 30, 2009 and 2008, respectively. Revenue in the Americas region accounted for approximately 57.5% and 51.8% of total revenue for the six months ended June 30, 2009 and 2008, respectively. This increase in sales percentage is primarily due to a smaller decline in system revenues as compared to the international region. Historically, the launch of a new system like the uPrint has an impact on domestic revenues earlier than it does internationally.

     International revenues accounted for approximately 45.8% and 46.9% of total revenues for the quarters ended June 30, 2009 and 2008, respectively. International revenues for the first six months of 2009 accounted for approximately 42.5% of total revenues as compared to 48.2% for the same prior-year period. The international decrease was led by lower system volumes in both the high-performance systems as well as the 3D Printers.

Gross Profit

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2009	2008	period change	2009	2008	period change
Products	$7,921	$13,124	-39.6%	$14,187	$27,489	-48.4%
Services	3,652	4,184	-12.7%	6,959	7,183	-3.1%
Total	$11,573	$17,308	-33.1%	$21,146	$34,672	-39.0%

Gross Profit as a Percentage of Sales
Products	43.5%	52.8%		54.8%	55.0%
Services	56.6%	65.1%		66.6%	59.7%
Total	47.0%	55.3%		58.2%	55.9%

     Gross profit decreased by $5.7 million, or 33.1%, to $11.6 million in the quarter ended June 30, 2009 as compared with $17.3 million in the same prior-year period. Gross profit decreased by $13.5 million, or 39.0%, to $21.1 million in the six months ended June 30, 2009 as compared with $34.7 million in the same prior-year period. This decrease for both the three and six-months periods ended June 30, 2009 were primarily attributable to the lower revenue volume as well as a product mix that favored the lower margin uPrint relative to the prior-year periods ended June 30, 2008

     Product gross profit decreased by 39.6% and 48.4% for the three and six months ended June 30, 2009, respectively, as compared to the same prior-year periods. This is decrease is primarily attributable to lower system revenues covering less of our fixed manufacturing overhead costs. The decrease in product gross profit was also attributable to the launch of our new uPrint system, which has a lower direct margin than our other systems. As production volumes increase for the uPrint, we expect to reduce material costs for this system up to 15% from its March 31, 2009 costs by the end of 2009.

     Gross profit from services decreased by 12.7% and 3.1% for the three and six months ending June 30, 2009, respectively, as compared to the same prior-year periods. This decrease is primarily attributable to an aggressive pricing environment experienced by our Paid Parts service.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2009	2008	period change	2009	2008	period change
Research & development	$1,655	$2,573	-35.7%	$3,527	$4,741	-25.6%
Selling, general & administrative	8,468	8,898	-4.8%	17,776	18,589	-4.4%
	$10,123	$11,471	-11.8%	$21,303	$23,330	-8.7%
Percentage of sales	41.1%	36.7%		44.6%	37.6%

     Research and development expense decreased by 35.7% and 25.6% for the three and six months ended June 30, 2009 compared to the same prior-year periods. The decrease resulted primarily from a lower level of investment due to economic concerns and reduced headcount. Capitalized research and development expenditures for the three and six months ended June 30, 2009 relating to internally developed software decreased by $182,000 and $275,000, respectively, from the same prior-year periods.

     In 2008, we satisfied our responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance our proprietary FDM technology for rapid manufacturing applications. This agreement entitled us to receive reimbursement payments as we achieved specific milestones stated in the agreement. This effort was focused around our high-performance systems and resulted in the commercial release of the Fortus 900mc. Due to the success of this initial arrangement, we are continuing this relationship and have established a new agreement with similar terms and objectives. During the six months ended June 30, 2009 and June 30, 2008, approximately $1.5 million and $300,000, respectively, of research and development expenses were offset by payments that were received from this company.

     Selling, general and administrative expenses decreased by 4.8% and 4.4%, for the three and six months ended June 30, 2009 and 2008, respectively, compared to the same prior-year periods. The decreases in the second quarter and first six-months of 2009 were primarily attributable to the reduction in our direct sales force in January of 2009, which converted some of our selling expenses to a variable cost structure, some additional headcount reductions effected in the first quarter of 2009, and a continued effort to lower discretionary spending.

     The cost-saving measures taken in the first quarter of 2009 lowered our fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of our long-term strategy. These cost-saving measures resulted in a charge of approximately $779,000 in the first quarter of 2009, consisting primarily of severance costs related to a reduction in force.

Operating Income (Loss)

     Operating income (loss) and operating income (loss) as a percentage of sales, as well as the percentage changes in operating income (loss), were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2009	2008	period change	2009	2008	period change
Operating income (loss)	$1,450	$5,838	-75.2%	$(157)	$11,342	-101.4%

Percentage of sales	5.9%	18.7%		-0.3%	18.3%

     We recorded operating income of $1.5 million for the three months ended June 30, 2009 as compared to $5.8 million for the same prior-year period. We recorded an operating loss of $157,000 for the six months ended June 30, 2009 as compared to $11.3 million in operating income for the same prior-year period. This decrease was primarily due to reduced revenues from a weak world economy and a product mix shift towards lower margin 3D printing systems.

Other Income (Expense)

     Other income (expense) as a percentage of sales and changes in other income (expense) were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2009	2008	period change	2009	2008	period change
Interest income	$238	$547	-56%	$524	$1,148	-54%
Foreign currency transaction losses	(400)	(188)	-113%	(163)	(216)	-25%
Other	12	23	-48%	26	(253)	110%
	$(150)	$382	-139%	$387	$679	-43%
Percentage of sales	-0.6%	1.2%		0.8%	1.1%

     While cash and investment balances increased over the prior year, interest income decreased for the three- and six-month periods ended June 30, 2009 compared to the same prior-year periods due to the lower effective interest rate of our investment portfolio. As of June 30, 2009, we had approximately $20.9 million invested in a US Treasury money market with a current yield of approximately 0.13%.

     We invoice sales to certain European distributors in Euros and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. Our strategy is to hedge a most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

We will continue to monitor exposure to currency fluctuations. Instruments to hedge risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Income Taxes (Benefit)

     Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage changes, were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2009	2008	period change	2009	2008	period change
Income taxes	$451	$2,124	-78.8%	$84	$4,126	-98.0%

Effective tax rate	34.7%	34.1%		36.5%	34.3%

     Income tax expense was recorded for the three months ended June 30, 2009 with a similar effective tax rate as the same prior year period. Income tax expense for the six months ended June 30, 2009 was slightly higher than the prior year due to the impact of foreign taxes.

Net Income

     Net income and net income as a percentage of sales, as well as the percentage changes in net income, were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2009	2008	period change	2009	2008	period change
Net income	$850	$4,096	-79.2%	$146	$7,895	-98.2%

Percentage of sales	3.4%	13.1%		0.3%	12.7%

     Net income in the current period decreased significantly during the three and six months ended June 30, 2009 primarily from lower revenues resulting from a world-wide economic slowdown and other reasons stated elsewhere in this section.

Liquidity and Capital Resources
(unaudited)

     A summary of our consolidated interim statements of cash flows for the six months ended June 30, 2009 and 2008 are as follows:

(In Thousands)
	2009	2008
Net income	$146	$7,895
Depreciation and amortization	4,261	3,329
Gain on sale of equipment	-	(100)
Loss on impairment of investment	-	390
Stock-based compensation	666	635
Changes in operating assets and liabilities	406	(17,319)
Net cash provided by (used in) operating activities	5,479	(5,170)

Net cash provided by investing activities	1,231	12,362
Net cash provided by (used in) financing activities	49	(2,015)
Effect of exchange rate changes on cash	48	144
Net increase in cash and cash equivalents	6,807	5,321
Cash and cash equivalents, beginning of period	27,946	16,212
Cash and cash equivalents, end of period	$34,753	$21,533

     Our cash, cash equivalents and investment balance increased by $6.8 million to $34.8 million at June 30, 2009, from $27.9 million at December 31, 2008. The $6.8 million increase is primarily due to $5.5 million of cash flows from operations offset by $1.2 million spent for acquisitions of property and equipment and intangible assets.

     In the six months ended June 30, 2009, net cash provided by our operating activities was $5.5 million compared to cash used by operations of $5.2 million during the comparable 2008 period. The favorable change in cash flow as compared to the first half of 2008 was mainly due to the prior year’s increases in inventory and accounts receivable to support new product launches, particularly the 900mc and the 1200es systems.

     Our net accounts receivable balance decreased to $24.3 million at June 30, 2009 from $26.5 million as of December 31, 2008. This decrease was principally due to increased collection efforts coupled with lower year-over-year sales. We believe that adequate allowances have been established for any collectibility issues in our accounts receivable balance.

     At June 30, 2009, our inventory balance decreased to $18.4 million compared with approximately $19.9 million at December 31, 2008. During the second quarter, we modified our production schedule to match current sales levels and were able to lower both our raw material and finished goods inventories. We anticipate that our inventory balance will remain below 2008 levels for the remainder of the year.

     Our investing activities generated cash of approximately $1.2 million in the first six months of 2009. As our investments matured during the six-month period, we reinvested the proceeds into a United States Treasury money market investment that is recorded as a cash equivalent. We received cash of approximately $3.4 million from the sale of investments and used cash for fixed asset additions of approximately $1.2 million. Net cash used for payments for intangible assets and other investments, including patents and capitalized software was, $0.9 million. Much of the capital expenditures in 2009 have been for equipment required by the ongoing needs of our business, including manufacturing fixtures for new products and consumable manufacturing. We have significantly reduced the amount of capital expenditures from the prior year as a result of the overall weakness of the global economy and its impact on our business.

     We had a very small amount of cash flows from financing activities that resulted from the exercise of stock options and foreign currency exchange rate fluctuations.

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

     As of June 30, 2009, we had gross accounts receivable of $25.4 million less an allowance of $1.1 million for returns and doubtful accounts. Over our history, bad debt expense has generally been small as a percentage of sales. However, at June 30, 2009, large balances were concentrated with certain international distributors. Default by one or more of these distributors could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of our customers’ current payment status and overall economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section below captioned “Critical Accounting Policies.”

     Our total current assets amounted to approximately $90.1 million at June 30, 2009, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to approximately $19.5 million and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years and during the current quarter.

Foreign Currency Transactions

     We invoice sales to certain European distributors in Euros, and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. Our strategy is to hedge a most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We enter into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transactions gains (losses), net. The Company hedged between €3.4 million and €3.6 million for the three months ended June 30, 2009 and between €3.3 million and €5.0 million for the six months ended June 30, 2009 of accounts receivable that were denominated in Euros. The foreign currency forward contract resulted in a currency translation loss of approximately $574,380 for the three-month period ended June 30, 2009 and a gain of $44,610 for the six-month period ended June 30, 2009.

We will continue to monitor exposure to currency fluctuations. Instruments to hedge risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

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

Stock-Based Compensation

     We calculate the fair value of stock-based option awards on the date of grant using the Black-Scholes option pricing model. The computation of expected volatility is based on historical volatility from traded options on our stock. The computation of expected option term is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Each of the three factors requires us to use judgment and make estimates in determining the percentages and time periods used for the calculation.

Forward-looking Statements and Factors That May Affect Future Results of Operations

     All statements herein that are not historical facts or that include such words as “expect”, “anticipate”, “project”, “estimate” or “believe” or other similar words are forward-looking statements that we deem to be covered by and to qualify for the safe harbor protection of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days and are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in auction rate securities, municipal government bonds and certificates of deposit that bear interest at rates of 3.4% to 6.0%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that have a functional currency in Euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.4 million for the continued maintenance of our European facility. We hedged between €3.4 million and €3.6 million for the three months ended June 30, 2009 and between €3.3 million and €5.0 million for the six months ended June 30, 2009 of accounts receivable that were denominated in Euros. A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by between $0.7 million and $1.1 million.

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

Internal Control over Financial Reporting

     An evaluation was also performed under the supervision and with the participation of management, including the CEO and CFO, of any change in our internal controls over financial reporting that occurred during the last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any changes in the our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the securities Exchange Act of 1934).

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On May 7, 2009, we held our 2009 Annual Meeting of Stockholders. The following directors, constituting all of our directors, were elected at the meeting to serve until their respective successors are duly elected and qualified. The directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

	For Election	Withheld Authority
S. Scott Crump	18,613,908	265,771
Ralph E. Crump	18,595,671	284,008
Edward J. Fierko	18,544,951	334,728
John McEleney	18,714,654	165,025
Clifford H. Schwieter	18,552,359	327,320
Gregory L. Wilson	17,982,156	897,523

Item 6.	Exhibits

	(a)	Exhibits.

		31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

		31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

		32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

		32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2009	Stratasys, Inc.

	By:	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer