Form 10-Q
period 2009-09-30
STRATASYS INC
filed 2009-11-05
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of November 2, 2009 the Registrant had 20,252,192 shares of common stock, $.01 par value issued and outstanding.

Stratasys, Inc.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations and Comprehensive Income for the three and nine
	months ended September 30, 2009 and 2008	2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

Part II.	Other Information

Item 6.	Exhibits	23

Signatures		24

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$34,993,140	$27,945,799
Short-term investments - held to maturity	12,207,926	4,835,055
Accounts receivable, less allowance for doubtful
accounts of $1,099,442 at September 30, 2009
and $1,017,521 at December 31, 2008	20,887,758	26,539,733
Inventories	15,388,102	19,889,351
Net investment in sales-type leases, less allowance
for doubtful accounts of $199,709 at September 30,
2009 and $324,642 at December 31, 2008	4,064,467	3,870,472
Prepaid expenses and other current assets	2,702,167	2,608,080
Deferred income taxes	2,168,000	2,168,000
Total current assets	92,411,560	87,856,490
Property and equipment, net	26,871,099	29,749,921

Other assets
Intangible assets, net	7,886,767	8,347,200
Net investment in sales-type leases	3,560,840	4,545,977
Long-term investments - available for sale	1,109,250	1,109,250
Long-term investments - held to maturity	11,363,730	13,825,981
Other non-current assets	1,613,154	2,308,214
Total other assets	25,533,741	30,136,622
Total assets	$144,816,400	$147,743,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$8,379,196	$11,795,238
Unearned revenues	10,242,116	12,765,396
Total current liabilities	18,621,312	24,560,634

Non-current liabilities
Deferred tax liabilities	620,000	620,000
Total non-current liabilities	620,000	620,000
Total liabilities	19,241,312	25,180,634

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
25,925,503 and 25,909,603 issued as of 2009 and
2008, respectively	259,255	259,096
Capital in excess of par value	92,719,350	91,611,078
Retained earnings	71,624,111	69,899,669
Accumulated other comprehensive loss	(23,203)	(203,019)
Less cost of treasury stock, 5,687,631 shares
as of 2009 and 2008	(39,004,425)	(39,004,425)
Total stockholders' equity	125,575,088	122,562,399
Total liabilities and stockholders' equity	$144,816,400	$147,743,033

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales
Products	$18,046,184	$23,965,510	$53,197,716	$73,919,081
Services	6,283,212	6,603,918	18,924,759	18,632,957
	24,329,396	30,569,428	72,122,475	92,552,038

Cost of sales
Products	9,918,263	12,048,155	30,883,158	34,512,079
Services	2,542,879	2,706,835	8,225,489	7,553,275
	12,461,142	14,754,990	39,108,647	42,065,354

Gross profit	11,868,254	15,814,438	33,013,828	50,486,684

Operating expenses
Research and development	1,983,420	2,100,349	5,510,385	6,841,822
Selling, general and administrative	7,481,311	8,415,988	25,257,138	27,004,811
	9,464,731	10,516,337	30,767,523	33,846,633

Operating income	2,403,523	5,298,101	2,246,305	16,640,051

Other income (expense)
Interest income, net	230,429	498,831	754,695	1,646,730
Foreign currency transaction losses, net	(5,930)	(83,794)	(169,148)	(299,620)
Other	(9,021)	(33,560)	16,780	(286,592)
	215,478	381,477	602,327	1,060,518

Income before income taxes	2,619,001	5,679,578	2,848,632	17,700,569
Income taxes	1,040,201	1,970,011	1,124,191	6,096,378

Net income	$1,578,800	$3,709,567	$1,724,441	$11,604,191

Net income per common share
Basic	$0.08	$0.18	$0.09	$0.56
Diluted	0.08	0.18	0.09	0.54

Weighted average commons shares outstanding
Basic	20,229,357	20,616,338	20,224,889	20,829,338
Diluted	20,231,033	21,021,417	20,233,234	21,354,073

Comprehensive Income
Net income	$1,578,800	$3,709,567	$1,724,441	$11,604,191
Other comprehensive income:
Foreign currency translation adjustment	127,053	(436,312)	179,816	(208,761)
Unrealized loss on available-for-sale securities	-	-	-	(128,000)
Comprehensive income	$1,705,853	$3,273,255	$1,904,257	$11,267,430

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$1,724,441	$11,604,192
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	4,362,310	3,491,079
Amortization	1,877,739	1,584,899
Stock based compensation	907,174	956,504
Loss (gain) on disposal of property and equipment	46,082	(100,135)
Loss on write-down of investment	-	440,000

Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	5,651,975	(5,191,307)
Inventories	4,212,013	(6,760,585)
Net investment in sales-type leases	791,142	(669,183)
Prepaid expenses	(94,087)	(294,628)
Other assets	655,287	683,375
Accounts payable and other current liabilities	(3,416,041)	(1,082,968)
Unearned revenues	(2,523,280)	1,129,356
Excess tax benefit from stock options	-	(18,747)
Net cash provided by operating activities	14,194,755	5,771,852

Cash flows from investing activities
Proceeds from sale of investments	4,962,211	19,048,190
Purchase of investments	(9,920,000)	-
Proceeds from sale of property and equipment	1,000	296,252
Acquisition of property and equipment	(1,203,874)	(6,515,097)
Acquisition of intangible and other assets	(1,329,213)	(1,863,549)
Net cash provided by (used in) investing activities	(7,489,876)	10,965,796

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	201,257	3,216,009
Excess tax benefit from stock options	-	18,747
Purchase of treasury stock	-	(19,104,261)
Net cash provided by (used in) financing activities	201,257	(15,869,505)

Effect of exchange rate changes on cash	141,205	(164,999)

Net increase in cash and cash equivalents	7,047,341	703,144
Cash and cash equivalents, beginning of year	27,945,799	16,211,771
Cash and cash equivalents, end of year	$34,993,140	$16,914,915

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$216,180	$6,479,089
Transfer of fixed assets to inventory	194,856	238,980
Transfer of inventory to fixed assets	484,092	2,280,811
Transfer of temporary impairment of investment to other
comprehensive income (net of $67,000 related to taxes)	-	128,000

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2 Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards CodificationTM (“ASC”) and amended the hierarchy of accounting principles generally accepted in the United States of America (U.S. GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the consolidated results of operations and financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The guidance was effective for fiscal years and interim periods ended after June 15, 2009 and the Company has evaluated any subsequent events through the date of this filing. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. This standard was effective for the Company prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This standard was effective for the Company beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This standard was effective for the Company beginning April 1, 2009 on a prospective basis.

In April 2008, the FASB issued an accounting standard which amended the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under ASC 350, Intangibles - Goodwill and Other. This new standard applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The guidance was effective for the Company beginning January 1, 2009 and did not have a material impact on the consolidated results of operations or financial condition. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified in ASC 815, which requires additional disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures are also required with respect to derivative features that are credit-risk-related. The standard was effective for the Company beginning January 1, 2009 on a prospective basis. This adoption did not have a material impact on the consolidated results of operations or financial condition.

In December 2007, the FASB ratified a standard related to accounting for collaborative arrangements which discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The standard indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to ASC 605-45, Principle Agent Considerations. Additionally, the guidance provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative standards; analogy to such standards if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. The guidance was effective for the Company beginning January 1, 2009 and was applied retrospectively to all periods presented for collaborative arrangements that existed as of the date of adoption. This adoption did not have a material impact on the consolidated results of operations or financial condition and the required disclosures are provided in Note 11 – Accounting for Collaborative Arrangements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. The Company adopted the standard as amended by subsequent FASB standards beginning January 1, 2008 on a prospective basis. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. These remaining aspects of the fair value measurement standard were adopted by the Company prospectively beginning January 1, 2009. This adoption did not have a material impact on the consolidated results of operations or financial condition and the disclosures required by it are provided in Note 9 – Fair Value Measurements.

Note 3 Investments

Classification of investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date and liquidity considerations based on market conditions. These investments are then evaluated and classified as available-for-sale or held-to-maturity in accordance with the provisions of ASC 320, Investments-Debt and Equity Securities. This evaluation takes into consideration the Company’s past history of holding investments until maturity, projected cash flow estimates, future capital requirements, the existence of credit deterioration of the issuer and the Company’s overall investment strategy as established by management and approved by the Company’s Board of Directors.

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. The Company does not hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at September 30, 2009 or December 31, 2008, as the fair value of those investments approximated cost.

The Company invests in certificates of deposit, tax-free auction rate securities, government bonds, and municipal notes, all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at September 30, 2009 and December 31, 2008.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2009	2008
	(unaudited)
Government bonds	$4,982,569	$4,834,698
Other securities	357	357
Certificates of deposit	7,225,000	-
Short-term investments - held to maturity	12,207,926	4,835,055

Auction rate securities	1,109,250	1,109,250
Long-term investments - available for sale securities	1,109,250	1,109,250

Auction rate securities	2,400,000	2,400,000
Government bonds	6,268,730	11,425,981
Certificates of deposit	2,695,000	-
Long-term investments - held to maturity	11,363,730	13,825,981

Total investments	$24,680,906	$19,770,286

Short-term and long-term investments consist of certificates of deposit, tax-free government bonds, and Auction Rate Securities (“ARS”). At September 30, 2009, the Company’s investments included:

  approximately $11.3 million in municipal government bonds maturing between October 2009 and February 2042, all of which have ratings between Aa2 and A2;

  approximately $9.9 million in certificates of deposit maturing between February 2010 and February 2011.

  approximately $2.4 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at September 30, 2009; and

  approximately $1.1 million of a tax-free ARS, which does not currently have an active trading market and matures in February 2042. This ARS had a rating of Caa3 at September 30, 2009 and is further explained below.

The balance sheet caption titled “Long-term investments – available for sale” consisted of approximately $1.1 million of a tax-free ARS. This balance represents the current estimated fair value of an ARS issued by Jefferson County, Alabama with a face value of $2.6 million. The investment is part of a multi-billion series of bonds issued by Jefferson County to build its sewer and water treatment system (“system”). The County entered into interest rate swaps to protect itself from rising interest rates, but the swaps proved ineffective and the revenue from the system will not adequately support the higher interest rates. The bond is insured by Financial Guaranty Insurance Company (“FGIC”) and matures in 2042. However, with the collapse of the ARS market, the weakened financial condition of FGIC, and the County’s financial condition, the rating of this ARS has gone from Aaa to Caa3. The Company has received $25,000 in principal payments on this ARS and no additional principal payments have become due. The Company has received all scheduled interest payments on this ARS through September 30, 2009. Due to the current financial condition of the County and the absence of an active market for this security, the Company only records interest income as cash payments are received.

With the assistance of outside consultants, the Company has reviewed this ARS, including expected cash flows, assessed the credit risk, analyzed and extrapolated yield information on comparable composites, and reviewed independent research from various public sources concerning the ARS market. From that assessment, the Company has concluded that during 2008 it had incurred both a temporary and other-than-temporary impairment and recognized impairments of $195,000 and $1,270,750, respectively. No further impairment has been incurred in 2009.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 Inventories

Inventories consisted of the following at September 30, 2009 and December 31, 2008 respectively:

	2009	2008
Finished goods	$9,935,415	$11,968,337
Raw materials	5,452,687	7,921,014
Total Inventory	$15,388,102	$19,889,351

Note 5 Material Commitments

The Company estimates that as of September 30, 2009, it had approximately $13.8 million of purchase commitments for inventory from selected vendors. In addition to purchase commitments for inventory, it also has future commitments for leased facilities of approximately $1.2 million. The Company intends to finance its purchase commitments from existing cash and investments or from cash flows from operations.

Note 6 Earnings per Common Share

The Company complies with ASC 260, Earnings Per Share, which requires dual presentation of basic and diluted income per common share for all periods presented. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the periods that have net income. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of common shares used to compute basic net income per share and diluted net income per share relates to additional common shares that would be issued upon the assumed exercise of stock options and warrants, net of the common shares that would hypothetically be repurchased using the proceeds received from the original exercise.

	Periods Ended September 30,
	Three Months		Nine Months
	2009	2008	2009	2008
Additional Shares	1,676	405,079	8,345	524,735

A total of 1,473,778 and 952,578 options were excluded from the dilution calculation for the three-and nine-month periods ended September 30, 2009, respectively, since their inclusion would not have had a dilutive effect. A total of 269,000 and 265,000 options were excluded from the dilution calculation for the three-and nine-month periods ended September 30, 2008, respectively.

The following table provides information relative to stock options that were exercised in the respective periods:

	Periods Ended September 30,
	Three Months		Nine Months
	2009	2008	2009	2008
Proceeds from exercise of stock options	$155,880	$1,152,514	$201,257	$3,216,009
Number of options exercised	12,000	83,200	15,900	224,900
Weighted average exercise price	$12.99	$13.85	$12.66	$14.30

Tax benefit recognized in stockholders'
equity from stock option exercises	$-	$-	$-	$41,881

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 Stock-Based Compensation

The Company accounts for stock-based compensation under the guidance of ASC 718, Compensation-Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The stock-based compensation expense amount recorded and associated future estimated income tax benefits were as follows for the respective periods:

	Period Ended September 30,
	Three Months		Nine Months
	2009	2008	2009	2008
Stock-based compensation expense	$238,032	$321,285	$907,174	$956,503
Future income tax benefit	(28,000)	(83,000)	(174,950)	(189,218)
	$210,032	$238,285	$732,224	$767,285

No options were granted in the three months ended September 30, 2009 or September 30. 2008. Options for 326,250 and 6,000 shares were granted in the nine months ended September 30, 2009 and 2008, respectively. The income tax benefit reflected pertains only to stock-based compensation recorded on nonqualified stock options, net of any tax benefit derived from disqualifying dispositions of incentive stock options in the specific period.

Note 8 Income Taxes

The effective tax rates of 39.7% and 39.5% for the three and nine months ended September 30, 2009, respectively, was higher than the effective tax rates of 34.7% and 34.4% for the same prior-year periods due to a higher effective foreign tax rate due to a nondeductible loss incurred by a foreign subsidiary.

Effective January 1, 2007, the Company adopted the provisions of ASC 740, Income Taxes, and began using a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required. At September 30, 2009 and 2008, the Company had unrecognized tax benefits of $1.3 million and $1.0 million, respectively.

Note 9 Fair Value Measurements

As discussed in Note 2 - Recently Issued Accounting Pronouncements, the Company adopted the provisions of ASC 820, Fair Value Measurements, on January 1, 2008 and for non-financial assets and non-financial liabilities measured on a non-recurring basis on January 1, 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:
For financial assets held by the Company, fair value principally applies to available-for-sale marketable securities. These items were previously, and will continue to be, marked-to-market at each reporting period. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets. The Company does not have any financial liabilities that are subject to fair value measurements. Separately, there were no material fair value measurements with respect to non-financial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of such accounting guidance.

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs:

	Period Ended September 30,
Auction rate securities	2009	2008
Beginning balance (January 1)	$3,509,250	$18,800,000
Total gains or (losses):
Included in earnings	-	(390,000)
Included in other comprehensive income	-	(195,000)
Settlements	-	(13,725,000)
Transfers in and/or out of Level 3	-	-
Ending balance (September 30)	3,509,250	4,490,000
Classified as long-term investments - held to maturity	(2,400,000)	(2,500,000)
Classified as long-term investments - available for sale securities	$1,109,250	$1,990,000

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
The aspects of ASC 820 for which the effective date was deferred until January 1, 2009 relate to non-financial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis. During the quarter ended September 30, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 10 Foreign Currency Hedge

The Company invoices sales to certain European distributors in Euros and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. The Company’s strategy is to hedge most of its Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transactions gains, net”. The Company hedged between €2.8 million and €3.7 million for the three months ended September 30, 2009 and between €2.8 million and €5.0 million for the nine months ended September 30, 2009 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation loss of approximately $205,000 for the three-month period ended September 30, 2009 and a gain of approximately $650,000 for the three-month period ended September 30, 2008. Foreign currency forward contracts resulted in currency translation loss of approximately $161,000 for the nine-month period ended September 30, 2009 and a gain of approximately $253,000 for the nine-month period ended September 30, 2008.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will continue to monitor exposure to currency fluctuations. Instruments to hedge risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Note 11 Accounting for Collaborative Arrangements

In 2008, the Company fulfilled its responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance its proprietary FDM technology for rapid manufacturing applications. This agreement entitled the Company to receive reimbursement payments as it achieved specific milestones stated in the agreement. This effort was focused around the Company’s high-performance systems and resulted in the commercial release of the Fortus 900mc. Because receipt of these payments represent reimbursements of costs actually incurred under this joint development project, all payments received were recorded as offsets to the research and development expenditures and are therefore not recognized as revenue.

Due to the success of this initial arrangement, the Company is continuing this relationship and has established a new agreement with similar terms and objectives. During the three months ended September 30, 2009, approximately $405,000 of research and development expenses were offset by payments that were received from this company and no payments were received during the three months ended September 30, 2008. During the nine months ended September 30, 2009 and September 30, 2008, approximately $1.9 million and $300,000, respectively, of research and development expenses were offset by payments that were received from this company.

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

In addition, the Company took certain cost-saving measures in the first quarter of 2009 that lowered fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of the Company’s long-term strategy. These cost-saving measures resulted in a charge of approximately $779,000 in the first quarter of 2009, consisting primarily of severance costs related to a reduction in force. Final severance payments were completed during the third quarter of 2009.

A summary of the activity of these restructuring and other costs recognized in the Statement of Operations caption “Selling, general and administrative” are as follows:

	Employee-	Contract
	Related Items and	Terminations and
	Benefits	Other	Total
Accrued balance as of December 31, 2008	$306,014	$66,881	$372,895
Expenses incurred	779,000	-	779,000
Cash payments	(810,707)	(66,881)	(877,588)
Adjustments	(274,307)	-	(274,307)
Accrued balance as of September 30, 2009	$-	$-	$-

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

     Summary of Financial Results

     For the quarter ended September 30, 2009, we recorded net income of $1.6 million, or $0.08 per diluted share, as compared to net income of $3.7 million, or $0.18 per diluted share, for the third quarter of 2008. The world-wide economic slow down that took hold in late 2008 continues to hold down demand for our products and services relative to the prior year. In addition to the cost reduction efforts that were taken in the first quarter of 2009, we have continued to control discretionary spending and aggressively manage our working capital. These efforts have resulted in sequential improvements in profitability and operating cash flow allowing us to continue our investment in product development and fully support our sales channels.

     Our revenues decreased to $24.3 million in the third quarter of 2009, a 20.4% decrease from the $30.6 million that we reported in the third quarter of 2008. Gross profit also decreased by $3.9 million, or 25.0%, to $11.9 million as compared with $15.8 million in the prior year. These decreases were primarily attributable to lower product sales and margins.

     Our balance sheet continues to be strong. As of September 30, 2009, our cash and investments balance was approximately $59.7 million, up from $47.7 million at December 31, 2008. We generated approximately $8.7 million of cash from operations during the quarter, primarily driven by earnings before depreciation and amortization and a reduction of accounts receivable and inventory levels. We also have no debt and believe that we have adequate liquidity to fund our growth strategy well into 2010.

     Our Market Strategy and Description of Current Conditions

     3D Printers It is our belief that we are successfully implementing our overall marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market. Over the last three years, we have been the price leaders in the 3D printer market and have followed a strategy of continuing to move down the price elasticity curve as evidenced by our introduction of the uPrint in January 2009. We feel that this strategy is appropriate for the long-term success of our company while at the same time, we recognize the short-term challenges that this presents. While competitors have recently introduced low-cost 3D printers, we believe our strategy of offering low-priced 3D printing systems combined with higher reliability and increased functionality will continue to make our 3D printers an attractive alternative to our competitors’ products. Furthermore, we believe our recent introduction of the uPrint should serve to increase awareness of our products, which would typically drive higher volume to offset the reduced margins for that system. However, due to the unprecedented world-wide economic challenges that our market is currently facing, we feel that revenues and margins will continue to be under pressure until the major economies recover from the worldwide recession.

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

     We continue to offer a distributor program that allows resellers to purchase demonstration systems with extended payment terms. While this program negatively impacts our accounts receivable days sales outstanding (“DSO”), it has proven to be an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program for the launch of the uPrint in the first quarter of 2009, but with shorter extended payment terms than in prior years. Although this program has a negative effect on our DSO, we believe that it remains an integral part of our strategy to expand our share of the market.

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

     We also have opportunities for the Fortus line in DDM applications. DDM involves the manufacture of parts fabricated directly from our systems that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turnaround and for which tooling would not be appropriate due to small volumes.

     An emerging portion of the DDM market segment is the production of fabrication and assembly tools that aid in the customer’s production and assembly process. We believe this fabrication and assembly tool market is substantially larger than the $1.1 billion rapid prototyping market we currently serve. In addition, we have seen a growing number of applications for end-use parts.

     Recurring Revenues As our installed base has increased, we expect an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services, which represents recurring revenue for us. Despite a history of growth in this area, we have seen this trend decline recently as our existing customers have curtailed some discretionary or variable spending in response to the economic slow down.

     Developments in Our Business During the Period

     During the third quarter, we experienced early signs that customer demand has stabilized and our resellers experienced an elevated level of quoting activity. Sequentially, we shipped slightly more systems than we did in the second quarter, which is unusual considering that the third quarter is seasonally our weakest of the year.

     Our newest and lowest priced system, the uPrint, continues to be our best selling 3D printer. In January 2009, we launched the uPrint, a new personal 3D printer, at a new lower price point of $14,900. Although this represents a lower selling price and lower margin than our other system offerings, we believe that the launch of this product represents a significant milestone in our strategy of continuing to move down the price elasticity curve. Because the uPrint is proving to be a robust and reliable product, we believe it appeals to a broader network of resellers and we remain committed to expanding the distribution channel for this product.

     Due to the continued weakness in the world economy, we reevaluated our fixed and variable cost structure in light of current sales expectations in the first quarter of 2009. As a result, we took certain cost-saving measures that lowered our fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of our long-term strategy. These cost-saving measures resulted in a charge of approximately $779,000, consisting primarily of severance costs related to a reduction in force. We expect these measures will amount to savings of approximately $2.7 million on an annualized basis.

     At the end of 2008, we replaced our Fortus direct sales channel in the United States with a select group of existing resellers that more than triples our sales support for these high-end systems. We expect that lower revenues resulting from reseller discounts will be offset by reduced fixed costs that were previously associated with our direct sales force. Although there were many factors that affected our Fortus revenues and gross profits in the first nine months of 2009, we believe that this change to a variable cost structure has been neutral to our operating income.

     In 2008, we satisfied our responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance our proprietary FDM technology for rapid manufacturing applications. This agreement entitled us to receive reimbursement payments as we achieved specific milestones stated in the agreement. This effort was focused around our high-performance systems and resulted in the commercial release of the Fortus 900mc. Due to the success of this initial arrangement, we are continuing this relationship and have established a new agreement with similar terms and objectives. During the nine months ended September 30, 2009 and September 30, 2008, approximately $1.9 million and $300,000, respectively, of research and development expenses were offset by payments that were received from this company.

     Cautionary Note Concerning Factors that May Affect Future Results

     Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping and manufacturing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Our ability to continue to implement our strategy for 2009 is subject to numerous uncertainties and risks, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations,” and in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2008. We cannot ensure that our efforts will be successful.

Results of Operations
(unaudited)

     The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated interim statements of operations.

Three- and Nine-Month Periods Ended September 30,
	Three Months		Nine Months
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.2%	48.3%	54.2%	45.5%
Gross profit	48.8%	51.7%	45.8%	54.5%
Research and development	8.2%	6.9%	7.6%	7.4%
Selling, general, and administrative	30.8%	27.5%	35.0%	29.2%
Operating income	9.9%	17.3%	3.1%	18.0%
Other income (expense)	0.9%	1.2%	0.8%	1.1%
Income before income taxes	10.8%	18.6%	3.9%	19.1%
Income taxes	4.3%	6.4%	1.6%	6.6%
Net income	6.5%	12.1%	2.4%	12.5%

Net Sales

     Our revenues decreased to $24.3 million in the third quarter of 2009, a 20.4% decrease from the $30.6 million that we reported in the third quarter of 2008. Revenue for the first nine months of 2009 was $72.1 million, down $20.4 million, or 22.1%, from $92.6 million in the prior year. The following is a breakdown of our revenues by products and services:

Three- and Nine-Month Periods Ended September 30,
(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2009	2008	period change	2009	2008	period change
Products	$18,046	$23,966	-24.7%	$53,198	$73,919	-28.0%
Services	6,283	6,604	-4.9%	18,925	18,633	1.6%
	$24,329	$30,570	-20.4%	$72,123	$92,552	-22.1%

     Revenues derived from products decreased $5.9 million in the quarter ended September 30, 2009, as compared with the quarter ended September 30, 2008. The number of units that we shipped in the quarter decreased by approximately 9%, or 43 units, to 454 as compared with 497 units shipped in the third quarter of 2008. For the nine months ended September 30, 2009, revenues derived from products decreased $20.7 million, as compared with the nine months ended September 30, 2008. The number of units that we shipped in the first nine months of 2009 decreased by approximately 8%, or 127 units, to 1,487 units as compared with 1,614 units shipped in the first nine months of 2008. The decrease in units for the 2009 periods compared to the 2008 periods was principally attributable to the worldwide economic slowdown. Revenue derived from products decreased at a greater rate than units due to a product mix that favored the lower priced uPrint.

     Revenues from our service offerings in the quarter ended September 30, 2009 decreased approximately $321,000, or 4.9%, as compared to revenue from services in the third quarter of 2008. This third quarter variance was primarily due to lower revenues in our Paid Parts service due to an aggressive pricing environment. For the first nine months of 2009, revenue from our service offerings increased by $292,000, or 1.6%, as compared to the same prior-year period. This growth in service revenues over the prior-year period was mainly from higher maintenance revenue that resulted from our steadily growing installed system base partially offset by lower revenues in our Paid Parts service.

     Revenues in the Americas region, which includes North and South America, accounted for approximately 52.9% and 53.6% of total revenue for the quarters ended September 30, 2009 and 2008, respectively. Revenue in the Americas region accounted for approximately 56.0% and 52.4% of total revenue for the nine months ended September 30, 2009 and 2008, respectively. Although the third quarter split between Americas and international sales was fairly consistent compared to the prior year, the increase in sales percentage on a year-to-date basis is primarily due to the launch of a our new system, the uPrint, which had an earlier domestic launch than it did internationally.

     Revenues outside the Americas region accounted for approximately 47.1% and 46.4% of total revenues for the quarters ended September 30, 2009 and 2008, respectively. These international revenues for the first nine months of 2009 accounted for approximately 44.0% of total revenues as compared to 47.6% for the same prior-year period. The international decrease was led by lower system volumes in both the high-performance systems as well as 3D Printers, particularly in the first quarter of 2009.

Gross Profit

Three- and Nine-Month Periods Ended September 30,
(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2009	2008	period change	2009	2008	period change
Products	$8,128	$11,917	-31.8%	$22,315	$39,407	-43.4%
Services	3,740	3,897	-4.0%	10,699	11,080	-3.4%
Total	$11,868	$15,814	-25.0%	$33,014	$50,487	-34.6%

Gross Profit as a Percentage of Sales
Products	45.0%	49.7%		41.9%	53.3%
Services	59.5%	59.0%		56.5%	59.5%
Total	48.8%	51.7%		45.8%	54.5%

     Gross profit decreased by $3.9 million, or 25.0%, to $11.9 million in the quarter ended September 30, 2009 as compared with $15.8 million in the same prior-year period. Gross profit decreased by $17.5 million, or 34.6%, to $33.0 million in the nine months ended September 30, 2009 as compared with $50.5 million in the same prior-year period. These decreases, for both the three- and nine-month periods, were primarily attributable to lower revenue volume as well as a current year product mix that favored the lower margin uPrint.

     Product gross profit decreased by 31.8% and 43.4% for the three and nine months ended September 30, 2009, respectively, as compared to the same prior-year periods. This decrease is primarily attributable to lower system revenues. The decrease was also attributable to the launch of our new uPrint system, which has a lower direct margin than our other systems and added to our fixed manufacturing overhead. As production volumes increase for the uPrint, we expect to reduce material costs for this system up to 15% from its March 31, 2009 cost structure by the end of 2009.

     Gross profit from services decreased by 4.0% and 3.4% for the three and nine months ended September 30, 2009, respectively, as compared to the same prior-year periods. This decrease is primarily attributable to an aggressive pricing environment experienced by our Paid Parts service.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses were as follows:

Three- and Nine-Month Periods Ended September 30,
(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2009	2008	period change	2009	2008	period change
Research & development	$1,983	$2,100	-5.6%	$5,510	$6,842	-19.5%
Selling, general & administrative	7,481	8,416	-11.1%	25,257	27,005	-6.5%
	$9,464	$10,516	-10.0%	$30,767	$33,847	-9.1%
Percentage of sales	38.9%	34.4%		42.7%	36.6%

     Research and development expense decreased by 5.6% and 19.5% for the three and nine months ended September 30, 2009 compared to the same prior-year periods. The decrease resulted primarily from a lower level of spending due to economic concerns and reduced headcount. Capitalized research and development expenditures for the three and nine months ended September 30, 2009 relating to internally developed software were approximately $360,000 and $1.0 million, respectively, which represents a decrease of $285,000 and $560,000, respectively, from the same prior-year periods.

     In 2008, we satisfied our responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance our proprietary FDM technology for rapid manufacturing applications. This agreement entitled us to receive reimbursement payments as we achieved specific milestones stated in the agreement. This effort was focused around our high-performance systems and resulted in the commercial release of the Fortus 900mc. Due to the success of this initial arrangement, we are continuing this relationship and have established a new agreement with similar terms and objectives. During the three months ended September 30, 2009, approximately $405,000 of research and development expenses were offset by payments that were received from this company and no payments were received during the three months ended September 30, 2008. During the nine months ended September 30, 2009 and September 30, 2008, approximately $1.9 million and $300,000, respectively, of research and development expenses were offset by payments that were received from this company.

     Selling, general and administrative expenses decreased by 11.1% and 6.5%, for the three and nine months ended September 30, 2009 and 2008, respectively, compared to the same prior-year periods. The decreases in the third quarter and first nine months of 2009 were primarily attributable to: 1) a reduction in our direct sales force in January of 2009, which converted some of our selling expenses to a variable cost structure; 2) additional headcount reductions made in the first quarter of 2009; and 3) a continued effort to lower discretionary spending.

     The cost-saving measures taken in the first quarter of 2009 lowered our fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of our long-term strategy. These cost-saving measures resulted in a charge of approximately $779,000 in the first quarter of 2009, consisting primarily of severance costs related to a reduction in force. Final severance payments were completed during the third quarter of 2009.

Operating Income

     Operating income and operating income as a percentage of sales, as well as the percentage changes in operating income, were as follows:

Three- and Nine-Month Periods Ended September 30,
(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2009	2008	period change	2009	2008	period change
Operating income	$2,404	$5,298	-54.6%	$2,246	$16,640	-86.5%
Percentage of sales	9.9%	17.3%		3.1%	18.0%

     We recorded operating income of $2.4 million for the three months ended September 30, 2009 as compared to $5.3 million for the same prior-year period. We recorded operating income of $2.2 million for the nine months ended September 30, 2009 as compared to $16.6 million in operating income for the same prior-year period. This decrease was primarily due to reduced revenues from a weak world economy and a product mix shift towards lower margin 3D printing systems.

Other Income (Expense)

     Other income (expense) as a percentage of sales and changes in other income (expense) were as follows:

Three- and Nine-Month Periods Ended September 30,
(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2009	2008	period change	2009	2008	period change
Interest income	$230	$499	-54%	$755	$1,647	-54%
Foreign currency transaction losses	(6)	(84)	93%	(169)	(300)	44%
Other	(9)	(34)	74%	17	(287)	106%
	$215	$381	-44%	$603	$1,060	-43%
Percentage of sales	0.9%	1.2%		0.8%	1.1%

     While cash and investment balances increased over the prior-year periods. interest income decreased for the three- and nine-month periods ended September 30, 2009 compared to the same prior-year periods due to the lower effective interest rate of our investment portfolio. As of September 30, 2009, we had approximately $12.6 million invested in US Treasury money market accounts with a current annualized yield of approximately 0.35%.

     We invoice sales to certain European distributors in Euros and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. Our strategy is to hedge most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

We will continue to monitor exposure to currency fluctuations. Instruments to hedge risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Income Taxes

     Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage changes, were as follows:

Three- and Nine-Month Periods Ended September 30,
(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2009	2008	period change	2009	2008	period change
Income taxes	$1,040	$1,970	-47.2%	$1,124	$6,096	-81.6%
Effective tax rate	39.7%	34.7%		39.5%	34.4%

     Income tax expense was recorded for the three and nine months ended September 30, 2009 with a higher effective tax rate as the same prior year period due to a higher effective foreign tax rate due to a nondeductible loss incurred by a foreign subsidiary.

Net Income

     Net income and net income as a percentage of sales, as well as the percentage changes in net income, were as follows:

Three- and Nine-Month Periods Ended September 30,
(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2009	2008	period change	2009	2008	period change
Net income	$1,579	$3,710	-57.4%	$1,724	$11,604	-85.1%
Percentage of sales	6.5%	12.1%		2.4%	12.5%

     Net income in the current period decreased significantly during the three and nine months ended September 30, 2009 primarily from lower revenues resulting from a world-wide economic slowdown and other reasons stated elsewhere in this section.

Liquidity and Capital Resources
(unaudited)

     A summary of our consolidated interim statements of cash flows for the nine months ended September 30, 2009 and 2008 are as follows:

(In Thousands)
	2009	2008
Net income	$1,724	$11,604
Depreciation and amortization	6,240	5,076
Gain on sale of equipment	46	(100)
Loss on impairment of investment	-	440
Stock-based compensation	907	953
Changes in operating assets and liabilities	5,278	(12,205)
Net cash provided by (used in) operating activities	14,195	5,768

Net cash provided by investing activities	(7,490)	10,966
Net cash provided by (used in) financing activities	201	(15,866)
Effect of exchange rate changes on cash	141	(165)
Net increase in cash and cash equivalents	7,047	703
Cash and cash equivalents, beginning of period	27,946	16,212
Cash and cash equivalents, end of period	$34,993	$16,915

     Our cash and cash equivalents balance increased by $7.1 million to $35.0 million at September 30, 2009, from $27.9 million at December 31, 2008. The increase is primarily due to $14.2 million of cash flows from operations offset by $7.5 million spent for acquisitions of investments, property and equipment, and intangible assets.

     In the nine months ended September 30, 2009, net cash provided by our operating activities was $14.2 million compared to cash provided by operations of $5.8 million during the comparable 2008 period. The favorable change in cash flow as compared to the first nine months of 2008 was primarily due to effective management of working capital related to accounts receivable and inventory during 2009 and increased working capital requirements in 2008 to support the launch of new products, particularly the 900mc and 1200es systems. This favorable change in cash flow as compared to the first nine months of 2008 was partially offset by a decrease in net income for the first nine months of 2009.

     Our net accounts receivable balance decreased to $20.9 million at September 30, 2009 from $26.5 million as of December 31, 2008. This decrease was principally due to increased collection efforts coupled with lower year-over-year sales. We believe that adequate allowances have been established for any collectibility issues in our accounts receivable balance.

     At September 30, 2009, our inventory balance decreased to $15.4 million compared to $19.9 million at December 31, 2008. During the third quarter, we modified our production schedule to match current sales levels and were able to lower both our raw material and finished goods inventories. We anticipate that our inventory balance will remain below 2008 levels for the remainder of the year.

     Our investing activities used cash of $7.5 million in the first nine months of 2009 as compared to providing $11.0 million in cash in the first nine months of 2008. We purchased approximately $9.9 million in certificates of deposit and sold approximately $5.1 million in government bonds. We used cash of approximately $1.2 million for fixed asset additions in the first nine months of 2009 as compared to $6.5 million in the first nine months of 2008. Net cash used for payments for intangible assets and other investments, including patents and capitalized software was $1.3 million as compared to $1.8 million for the same prior-year period. Much of the capital expenditures in 2009 have been for equipment required by the ongoing needs of our business, including manufacturing fixtures for new products and consumable manufacturing. We have significantly reduced the amount of capital expenditures from the prior year as a result of the overall weakness of the global economy and its impact on our business.

     In the nine months ended September 30, 2009, we had a very small amount of cash flows from financing activities that resulted from the exercise of stock options and foreign currency exchange rate fluctuations as compared to net cash used of $15.9 million for the purchase of treasury stock and the exercise of stock options during the nine months ended September 30, 2008.

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

     As of September 30, 2009, we had gross accounts receivable of $22.0 million less an allowance of $1.1 million for returns and doubtful accounts. Over our history, bad debt expense has generally been small as a percentage of sales. However, at September 30, 2009, large balances were concentrated with certain distributors. Default by one or more of these distributors could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of our customers’ current payment status and overall economic conditions. While we can give no assurances, we believe that most, if not all, of the accounts receivable balances will ultimately be collected. For further information, see the section captioned “Critical Accounting Policies” set forth in Item 7 of our Annual Report on form 10-K for 2008.

     Our total current assets amounted to approximately $92.4 million at September 30, 2009, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to approximately $18.6 million and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years and during the current quarter.

Foreign Currency Transactions

     We invoice sales to certain European distributors in Euros, and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. Our strategy is to hedge most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We enter into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transactions gains (losses), net.” We hedged between €2.8 million and €3.7 million for the three months ended September 30, 2009 and between €2.8 million and €5.0 million for the nine months ended September 30, 2009 of accounts receivable that were denominated in Euros. The foreign currency forward contract resulted in a currency translation loss of approximately $205,000 for the three-month period ended September 30, 2009 and a gain of $161,000 for the nine-month period ended September 30, 2009.

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

     We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, if we had used different assumptions or if different conditions existed, our financial condition or results of operations could have been materially different. Certain critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our consolidated interim financial statements are described in our Annual Report on Form 10-K for 2008. Additional critical accounting policies are set forth below.

Stock-Based Compensation

     We calculate the fair value of stock-based option awards on the date of grant using the Black-Scholes option pricing model. The computation of expected volatility is based on historical volatility from traded options on our stock. The expected option term was calculated in accordance with Staff Accounting Bulletin Nos. 107 and 110. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Each of the three factors requires us to use our judgment and make estimates in determining the percentages and time periods used for the calculation. If we were to use different percentages or time periods, the fair value of stock-based option awards could be materially different.

Accrued Product Warranties

     Our products are covered by a warranty with periods ranging from ninety days to one year from the date of sale to the end customer. We record a liability for future warranty costs in the same period in which related revenue is recognized. The liability is based on anticipated parts and labor costs, utilizing historical experience. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that we determine that our current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such a determination is made. As of September 30, 2009 and December 31, 2008, we had $0.6 million and $0.3 million, respectively, accrued for future estimated warranty claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days and are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in auction rate securities, municipal government bonds and certificates of deposit that bear interest at rates of 0.35% to 5.5%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that have a functional currency in Euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.4 million for the continued maintenance of our European facility. We hedged between €2.8 million and €3.7 million for the three months ended September 30, 2009 and between €2.8 million and €5.0 million for the nine months ended September 30, 2009 of accounts receivable that were denominated in Euros. A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by between $0.7 million and $1.2 million.

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

Internal Control over Financial Reporting

     An evaluation was also performed under the supervision and with the participation of management, including the CEO and CFO, of any change in our internal controls over financial reporting that occurred during the last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

Date: November 4, 2009	Stratasys, Inc.

	By:	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer