Form 10-K
period 2009-12-31
STRATASYS INC
filed 2010-03-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes [   ] No [✓]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [✓]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [✓] No [   ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes [   ] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [✓]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [✓]

     The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was approximately $206,000,000. On such date, the closing price of the Registrant’s Common Stock, as quoted on the Nasdaq Global Select Market was $10.91.

     The registrant had 20,453,277 shares of common stock outstanding as of March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Stockholders scheduled to be held on May 6, 2010 are incorporated by reference into Part III of this Annual Report.

TABLE OF CONTENTS

		Page
Part I

Item 1.	Business	1
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Reserved	18

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	40
Item 9A.	Controls and Procedures	40
Item 9B.	Other Information	41

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	42
Item 11.	Executive Compensation	42
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	42
Item 13.	Certain Relationships and Related Transactions, and Director Independence	42
Item 14.	Principal Accountant Fees and Services	42

Part IV

Item 15.	Exhibits and Financial Statement Schedules	43
Signatures

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

     We were incorporated in Delaware in 1989 and our executive offices are located in Eden Prairie, Minnesota. Our systems are based on our core patented fused deposition modeling (“FDM®”) technology and on our patented Genisys® technology, which we purchased from IBM in 1994. We sold our first commercial product in April 1992 and in February 2002, we introduced the first 3D printer in our Dimension® product line. The Dimension line offers modeling capabilities in durable ABS plastic using a desktop 3D printer platform. In May 2007, we began offering high-performance systems that were specifically designed for DDM, which is the production of end use parts and assembly tools. Other recent significant developments in our business are set forth below:
  In January 2010, we signed a master original equipment manufacturer agreement (the “Agreement”) with Hewlett-Packard Company (“HP”) to develop and manufacture an HP-branded 3D printer. During the initial term of the Agreement, which expires September 30, 2011, we will manufacture a line of FDM 3D printers and related accessories and consumables exclusively for HP for resale under the HP brand in France, Germany, Italy, Spain and the United Kingdom.
HP has agreed not to sell any other 3D printers manufactured by other companies throughout the world for the term of the Agreement. The term of the Agreement will be extended for additional one-year periods unless terminated on advance notice by either party. During the term of the Agreement, we have agreed not to sell comparable products covered by the Agreement directly or indirectly in the territory covered by the Agreement. The Agreement does not require HP to purchase any minimum quantity of products.

We have also entered into a Protective Rights Agreement with HP in which we have agreed to notify HP if (i) the we decide to engage in negotiations in response to an acquisition offer, (ii) we decide to investigate a potential acquisition of our company, or (iii) we become aware of an offer to purchase securities that would result in our acquisition. The Protective Rights Agreement will terminate on the earlier of three months after termination of the Agreement or our acquisition. In connection with the Agreement and the Protective Rights Agreement, we issued a warrant to HP to purchase 500,000 shares of common stock at an exercise price of $17.78 per share, which vests immediately.

We expect that the first products will be available to be shipped to HP customers in the first half of 2010. After the initial term, or by mutual agreement, the territory in which HP will have the exclusive right to sell the 3D printers covered by the Agreement may be expanded to additional countries worldwide.
  In January 2010, we expanded the Dimension uPrint product line by introducing the uPrint Plus. This system offers the same small footprint as the previously introduced uPrint but offers a 33% larger build envelop. It also allows the user to print in seven additional colors and offers two resolution settings. Concurrent with the launch of the uPrint Plus, we also introduced two support-material enhancements. The first, Smart Supports, is a software feature that can reduce support material usage by 40%. The second is a new soluble support material called SR-30, which can dissolve 69% faster than the current soluble support material.

  In 2009, we continued working with a Fortune 500 global manufacturing company to advance our proprietary FDM® technology for DDM applications and offset approximately $2.2 million of R&D expenses with monies received from this customer. As a result of prior collaborations with this Fortune 500 company, we introduced the Fortus 900mc in August 2008, which has the largest build envelop in our current product line. It is capable of building parts up to 4.5 feet measured on the diagonal, nine times larger than parts built by the Fortus 400mc introduced in 2007. The Fortus 900mc uses ball-screw technology, which improves part accuracy and repeatability and can hold tighter tolerances.

  In February 2009, we announced the rebranding of our high-performance RP and DDM products as Fortus 3D Production Systems. Since we introduced Dimension and RedEye as individual brands several years before, there had been some confusion about the identity of our flag-ship product line. Informally it had been called the FDM Group or the High-End Systems line. By branding this line as Fortus, we have aimed to give it a distinct and powerful brand name.

  In January 2009, we introduced the uPrint Personal 3D Printer priced at $14,900. Designed for the desktop, uPrint requires only a 25 x 26 inch footprint and features an 8 x 6 x 6 inch build envelope. Using our proven FDM technology, uPrint builds models with ABSplus — a material that on average is 40 percent stronger than our standard ABS material, making it ideally suited for testing the form, fit and function of models and prototypes. The uPrint also features a soluble support removal system, allowing for hands-free removal of the model support material.

  In January 2009, we began offering a new high-performance thermoplastic for direct digital manufacturing and rapid prototyping called ULTEM 9085 (a trademark of SABIC Innovative Plastics IP BV). ULTEM 9085 is a strong, lightweight, flame-retardant thermoplastic widely used in aircraft interiors and was originally developed to help the aerospace industry boost fuel efficiency and safety. It offers strength and flexibility while producing 5 to 15 percent lighter interior parts than other aerospace plastics.

  In December 2008, we announced that we will sell our Fortus 3D Production Systems through a select group of North American resellers from our established reseller channel, which had previously distributed only the Dimension 3D printer product line. This sales strategy has leveraged our success with a network of independent regional resellers that we believe is the strongest sales channel in the industry. This strategy more than tripled our sales support for high-end systems.
Description of Business

     We develop, manufacture, market, and service a family of 3D printers and 3D Production Systems that enable engineers and designers to create physical models, tooling and prototypes out of plastic and other materials directly from a CAD workstation. Our high-performance systems are used both to create prototype models as well as to produce parts for end-user, or DDM, applications. Our 3D printers and high-performance systems can be used in office environments without expensive facility modification. In many industries, the models and prototypes required in product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes as well as end-use parts directly from a designer’s 3D CAD in a matter of hours. In addition to selling RP systems and 3D printers, our RedEye paid parts service makes and sells physical models, tooling and prototypes for RP and DDM applications based on our customers’ CAD files. We estimate that approximately 40% of our Fortus high-performance RP systems are used for DDM applications with some frequency.

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

  ease of use

  the need for relatively little system set up

  the availability of a variety of plastic materials

  modeling in product-grade plastics for functional testing

  no need for costly replacement lasers and laser parts

  higher reliability

     Our systems can also run virtually unattended, producing models while designers perform other tasks.

     The process involved in the development of a 3D model using our systems begins with the creation of a 3D geometric design on a CAD workstation. The design is then imported into our proprietary software program, which mathematically slices the CAD design into horizontal layers that are automatically downloaded into the system. A spool of thin thermoplastic modeling material feeds into a moving FDM extrusion head, which heats the material to a semi-liquid state. This semi-liquid material is extruded, deposited and bonded, one ultra-thin layer at a time, on a base (the “X-Y Stage”) in a thermally-controlled modeling chamber. As the material is directed into place by the computer-controlled head, layer upon layer, the material bonds and solidifies, creating a precise and strong model.

     Based upon data and estimates furnished in the 2009 Wohlers Report, through 2008 we shipped approximately 36% of all RP systems since the industry’s inception in 1987. The 2009 Wohlers Report also states that we shipped 43% of all RP systems globally in 2008 and 50% of all 3D printers shipped globally in 2008.

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

     We also have opportunities for DDM. DDM involves the use of our systems for the direct manufacture of parts that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turn-around, and for which tooling would not be appropriate due to small volumes. Our Fortus 360mc, 400mc, and 900mc systems are well suited for these types of applications.

     An emerging portion of the DDM market segment is the production of manufacturing tools that aid in the customer’s production and assembly process. We believe this fabrication and assembly tool market is substantially larger than the $1.2 billion additive fabrication market that we currently serve. In addition, we have seen a growing number of applications for end-use parts.

     During the past five years, the largest growth segment of the additive fabrication market has been 3D printers. 3D printers are low-cost RP systems (typically under $40,000) that reside in the design/engineering office environment, allowing product development organizations quick access to a modeling system.

     We have shipped over 13,000 systems since our inception. A wide variety of design and manufacturing organizations use our systems. Current markets and applications include:

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

     Each of our products is based upon our patented FDM process, and our 3D printers also employ technology acquired from IBM. Our products are sold as integrated systems, consisting of an RP machine, the software to convert the CAD designs into a machine compatible format and modeling and support materials. Each of our products is compatible with an office environment and does not require an operator to be present while it is running.

     Our family of 3D printers and high-performance systems affords a customer’s product development team, including engineers, designers and managers, the ability to create prototypes through all stages of the development cycle. Our products meet the needs of a very demanding and diverse industrial base by offering a wide range of capability and price from which to choose. The domestic list prices of our systems range from $14,900 for the uPrint Personal 3D Printer to $400,000 for our high performance Fortus 900mc.

     The Dimension line of 3D printers allows users to create parts in ABSplus plastic. ABS usually offers the part strength required for true form, fit and functional testing. Dimension 3D printers operate in an office environment and offer speed, ease of use and networking capabilities at a competitive price. They feature our Catalyst EX® software, which offers a single push-button operation by automating all of the required build procedures. We introduced the uPrint Personal 3D Printer in January 2009 at a list price of $14,900 and expanded this line by releasing the uPrint Plus a year later with a larger build envelop than the uPrint, more features and a slightly higher price. Using Dimension’s proven FDM technology, the uPrint and uPrint Plus build models with Stratasys ABSplus — a material that is on average 40 percent stronger than our standard ABS material, making it ideally suited for testing the form, fit and function of models and prototypes. The Dimension 1200es SST, introduced in January 2008 and priced at $32,900, offers the ability to build larger parts and creates parts from our ABSplus material as well.

     The Fortus line of high-performance FDM systems incorporates our WaterWorks soluble support system and InSight Software. The patented WaterWorks process allows for the easy removal of supports from a completed prototype by simple immersion into a water-based solution. Because our support materials dissolve in a solution, most post-processing steps required in our competitors’ systems are not required with our systems. The InSight software used by our Fortus systems offers the customer an array of features that is more flexible than Catalyst EX, ranging from a fully automated build process to one that allows the user to customize each step. With the combination of ABS, WaterWorks and InSight software, the Fortus line offers the customer “hands free” operation of the entire prototype building process.

     The Fortus 400mc was introduced in July 2007 and represents an increase in repeatability, part accuracy and material strength over the Maxum, Vantage and Titan systems, which have been discontinued. In addition, in January 2008, we introduced the Fortus 360mc, which offers similar part quality to the Fortus 400mc, but fewer material choices and slower build speeds. Both of these systems can be configured to meet specific customer needs. Prices for these systems range from $75,000 to $225,000 depending on the configuration and needs of the customer.

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

     We periodically discontinue manufacturing older products. We discontinued the Prodigy Plus system in 2007, the Vantage and Titan systems during 2008, and the Fortus 200mc and Maxum systems during 2009. Although we have discontinued the manufacture of these systems, we continue to provide service support in the field.

     Part Build Material

     We believe that FDM technology allows the use of a greater variety of production grade thermoplastic building materials than other RP technologies. We continue to develop filament modeling materials that meet our customers’ needs for increased speed, strength, accuracy, surface resolution, chemical and heat resistance, and color. These materials are processed into our patented filament form, which is then fed into the FDM systems. Our spool-based system has proven to be a significant advantage for our products over ultraviolet (“UV”) polymer systems or powder based systems, because our system allows the user to quickly change material by simply mounting the spool and feeding the desired filament into the FDM devices. Spools weigh from one pound to ten pounds, and the creation of a model may require from 0.1 pound to more than one pound of filament. The spool-based system also compares favorably with stereo lithography (“SLA”) UV polymer systems, because the spool-based system allows the customer to use it in an office environment and to purchase a single spool, as compared to an entire vat of SLA UV polymer, thereby reducing the customer’s up-front costs.

     Currently, we have nine modeling materials commercially available for use with our FDM technology:
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

  PC-ISO, a derivative of PC that is translucent and can be sterilized for medical device or surgical jig and fixture production or prototyping.

  ABS-M30i is a biocompatible material ideal for direct digital manufacturing applications in the medical, food and pharmaceutical equipment industries with ISO 10993 certification or ethylene oxide sterilization requirements.

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

     Each material has specific characteristics that make it appropriate for various applications. The ability to use different materials allows the user to match the material to the end use application of the prototype, whether it is a pattern for tooling, a concept model, a functional prototype, a DDM manufacturing tool, or a DDM end use part. ABS and ABSplus are also offered in numerous colors, including white, black, red, blue, yellow, olive, nectarine and dark grey. We also offer a service to create custom colors for unique customer needs.

     The modeling and support filament used in the RP and DDM systems and 3D printers that we sell are consumable products that generate recurring revenue.

     Operating Software

     Our high-performance systems and 3D printers use one of two software products that convert the three-dimensional CAD databases into the appropriate code to operate our FDM system. The software products also provide a wide range of features, including automatic support generation, part scaling, positioning and nesting, as well as geometric editing capabilities. The software is not sold as a stand-alone product.

     Catalyst EX, our entry-level software product, enables users to build prototype parts at the push of a button. It was introduced in 2000 and is used on Dimension 1200es SST and BST, Dimension Elite, Dimension 768 BST and SST, and uPrint.

     Our InSight preprocessing software is used on the remainder of our Fortus products – Fortus 360mc, 400mc, and 900mc. It increases build speed and improves the design engineer’s control and efficiency over the entire build process. It has a broad set of features that facilitate the demanding applications ranging from a single “push button” for automatic preprocessing to individual editing and manipulation tools for each process step.

     We continuously improve both software products to meet the demands of our sophisticated customers. Our latest software enhancement was the release of Smart Supports, a software feature that reconfigures the way support material is structured in the build process in order to reduce support material usage by as much as 40%. Throughput enhancements, advanced build algorithms and features such as Smart Supports are intended to keep pace with complex industrial geometric designs while saving valuable operator time.

Services

     Maintenance, Leasing, Training and Contract Engineering

     We also provide a number of services in relation to our rapid prototyping business. We provide maintenance to our customers under our standard warranties and separate maintenance contracts. In the United States, we lease or rent Fortus 3D Production Systems and Dimension 3D printers under operating agreements to customers that do not desire to purchase them or enter into sales-type leases. We offer training to our customers, particularly on our high-performance systems. Finally, from time to time we offer contract engineering services to third parties in connection with the strategic development of our systems and services incorporating our proprietary technology.

     RedEye Paid Parts

     Our RedEye paid parts service offers customers the ability to purchase prototypes and end-use parts that we make for them from CAD files that they provide to us. We have a facility near our corporate headquarters dedicated to RedEye operations. Our RedEye on Demand website service, www.redeyeondemand.com, enables our customers to obtain quotes and order parts around the clock, seven days a week. RedEye on Demand offers unmatched expertise and production capacity using the latest in proven rapid prototyping and direct digital manufacturing technologies and processes.

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

     We have sold systems to the following representative customers:

Boeing BMW Dell Ford Motor Company Graco Harley Davidson Hewlett Packard Honda	Hyundai Intel Lego Lever Lockheed Martin Medtronic-Sofamar Danek Mitsubishi Electronics NASA	Nike Pioneer Speaker St. Jude Medical Toro Toyota University of Texas University of Wisconsin - Madison Xerox
     No customer accounted for more than 10% of sales in 2009, 2008, or 2007.

     We use a variety of tactical marketing methods to reach potential customers:

Web-based marketing Trade magazine articles Brochures Websites Internet blogs Press releases Industry associations	Print advertisements Direct mailings Trade show demonstrations Telemarketing programs Broadcast e-mail Webinars Internet search engines
     In addition, we have developed domestic and international on-site demonstration capabilities.

     Sales Field Reorganization

     Beginning in 2009, we converted the existing Fortus and 3D printing sales organizations to a new structure that is divided into two groups based on geographical areas. The Americas sales organization covers North, Central and South America and the International sales organization covers all other areas of the world. In conjunction with this reorganization, we replaced our Fortus direct sales channel in the United States with a select group of existing resellers as further described below. This reorganization serves to better align our sales and marketing resources with our diverse customer base and, specifically in the United States, more than triples our sales support for high-end systems.

     Americas Sales Organization

     The Americas sales organization provides sales support to a network of over 100 reseller locations in North, Central and South America. On January 1, 2009, we began selling our Fortus 3D Production Systems through a select group of North American resellers that had previously distributed only the Dimension 3D printer product line. This sales strategy leverages our success with a network of independent regional resellers that we believe is the strongest sales channel in the industry and is similar to the structure that we have used outside of the Americas for several years. By replacing our Fortus 3D Production Systems direct sales channel with our existing reseller channel, we have converted a significant portion of our fixed selling costs to a variable cost structure.

     International Sales Organization

     The International sales organization uses a worldwide network of over 100 resellers to market, sell, and service our 3D printers and Fortus 3D Production Systems. Our International sales organization supports all major regions of the world outside of the Americas including Europe, the Middle East, Korea, Taiwan and China. We also operate international sales and service centers located in Frankfurt, Germany; Bologna, Italy; Bangalore, India; Hong Kong, Japan; and Shanghai, China.

     Reseller Network

     We use an extensive world-wide reseller network to market, sell and service our 3D printers, Fortus 3D Production Systems, consumable materials, maintenance service contracts and service parts. Almost all of the reseller outlets have 3D Printers available for tradeshows, product demonstrations, and other promotional activities. Many of them also enjoy a long-term presence in their respective territories making this distribution model highly effective relative to a direct sales model. In addition to our 3D Printers and 3D production systems, most resellers also sell and service a third-party 3D solid CAD software package.

     The uPrint maintenance and servicing is performed by a third-party service organization or by selected resellers in certain international locations. In 2009, we added a new type of reseller that will resell only the uPrint 3D printer, allowing us to broaden our overall distribution of that product.

     In January 2010, we signed a master original equipment manufacturer agreement (the “Agreement”) with Hewlett-Packard (“HP”) to develop and manufacture an HP-branded 3D printer. During the initial term of the Agreement, which expires September 30, 2011, we will manufacture a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP brand in France, Germany, Italy, Spain and the United Kingdom.

     HP has agreed not to sell 3D printers manufactured themselves or any other 3D printers manufactured by other companies throughout the world for the term of the Agreement. The term of the Agreement will be extended for additional one-year periods unless terminated on advance notice by either party. During the term of the Agreement, we have agreed not to sell comparable products covered by the Agreement directly or indirectly in the territory covered by the Agreement. The Agreement does not require HP to purchase any minimum quantity of products.

     We expect that the first products will be available to be shipped to HP customers in the first half of 2010. After the initial term, or by mutual agreement, the territory in which HP will have the exclusive right to sell the 3D printers covered by the Agreement may be expanded to additional countries worldwide. Ultimately, our mutual intention is for HP to sell our 3D printers globally.

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

     In December 2008, we announced that AutoCAD users can order digitally manufactured prototypes and production parts quickly and easily through an on-demand 3D printing capability supported by our RedEye paid parts service. AutoCAD 2009 subscription customers had access to this functionality via a bonus pack. Included in the bonus pack was on-line ordering capability, giving designers and engineers the ability to get instant quotes and place orders from our RedEye paid parts service. AutoCAD 2010 subscription customers continue to have access to this functionality.

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

     For our high performance systems, we employ a field service organization that performs system installation, basic operation training and maintenance training, and a full range of maintenance and repair services at customer sites. Field representatives have been trained and certified to service all of our products. Representatives are strategically located in regional offices across North America and are equipped with cellular phones and laptop computers. They have secure remote access to a customer service database containing service history and technical documentation to aid in troubleshooting and repairing systems.

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

     Warranty and Service

     We offer a one-year warranty on Fortus 3D Production Systems and uPrint systems worldwide. In addition we offer a one-year warranty on all systems sold internationally and systems sold into the education market domestically. All other domestically sold systems have a 90-day warranty. We also offer annual and multiple-year service and maintenance contracts for our systems. Annual service contracts for our systems are priced from approximately $2,000 to $49,000 per year domestically.

Manufacturing

     Our manufacturing process consists of assembling systems using purchased components from our proprietary designs and producing consumable filament to be used by our systems. We currently operate on a build-to-forecast basis and obtain all parts used in the manufacturing process either from distributors of standard electrical or mechanical parts or from custom fabricators of our proprietary designs. Our suppliers are measured by on-time performance and quality.

     We purchase major component parts for our Fortus 3D Production Systems and 3D printing systems from various outside suppliers, subcontractors and other sources and assemble them in our Minnesota facilities. Our production floor has been organized using demand-flow techniques (“DFT”) in order to maximize efficiency and quality. Using DFT, our production lines are balanced and as capacity constraints arise, we can avoid the requirements of reconfiguring our production floor.

     Computer-based Material Requirements Planning (“MRP”) is used for reordering to ensure on-time delivery of forecasted parts. All operators and assemblers are certified and trained on up-to-date assembly and test procedures including Assembly Requirement Documents, which originate in engineering. The assembly process includes semiautomated functional tests of key subassemblies. Key functional characteristics are verified through these tests and the results are stored in a statistical database. At the completion of assembly, we perform a complete power up and final quality tests to ensure the quality of our products before shipment to customers. The complete final quality tests must be run error free before the system can be cleared for shipment. We maintain a history log on all products that shows revision level configuration and a complete history during the manufacturing and test process. All issues on the system during the manufacturing process are logged, tracked and used to make continuous process improvements of our production processes. Other manufacturing strengths that are incorporated into our new designs are the commonality of designs among our different products as well as the incorporation of Six Sigma concepts. Our filament production utilizes Factory Physics® techniques to manage critical buffers of time, capacity and inventory to ensure product availability. We also utilize the “5S” method (Sort, Set-in-order, Shine, Standardize and Sustain) as part of our lean manufacturing initiatives to improve organization and efficiency. Additionally, we recycle many used filament cartridge parts.

     We maintain an inventory of parts to facilitate the timely assembly of products required by the production plan. While most components are available from multiple suppliers, certain components used in our systems and consumables are only available from single or limited sources. We consider these single-source suppliers to be very reliable, but the loss of one of these suppliers could result in the delay of the manufacture and delivery of those materials and compounds. This type of delay could require us to find and re-qualify the product supplied by one or more new vendors. Although we consider our relationships with our suppliers to be good, we continue to develop risk management plans for these critical suppliers.

Research, Development and Engineering

     We believe that ongoing research, development and engineering efforts are essential to our continued success. Accordingly, our engineering development efforts will continue to focus on improvements to the FDM technology and development of new modeling processes, materials, software, user applications and products. We have devoted significant time and resources to the development of a universally compatible and user-friendly software system. We are committed to designing products using the principles of Six Sigma. We continue to standardize our product platforms, leveraging each new design so that it will result in multiple product offerings that are developed faster and at reduced expense. The Fortus 360mc, 400mc, 900mc, Dimension, and uPrint products as well as the Catalyst and InSight software products are examples of this successful strategic initiative. For the years ended December 31, 2009, 2008 and 2007, our research, development and engineering expenses were approximately $7.7 million, $9.0 million and $7.5 million, respectively.

     Our filament development and production operation is located at our facilities in Eden Prairie, MN. We regard the filament formulation and manufacturing process as a trade secret and hold patent claims on filament usage in our products. We purchase raw material plastics for our consumable filament production from various large plastic suppliers.

Intellectual Property

     We consider our proprietary technology to be material to the development, manufacture, and sale of our products and services and seek to protect our technology through a combination of patents and confidentiality agreements with our employees and others. All patents and patent applications for rapid prototyping processes and apparatuses associated with the Stratasys FDM processes have been assigned to us by their inventors. As part of our purchase of rapid prototyping technology assets from IBM, we were also assigned the rights and title to three patents developed by IBM, which are used in several of our current product lines. We recorded these patents domestically and are in the process of recording them in certain foreign countries. The terms of two of these patents extend until April 12, 2011, and May 17, 2011, while the third patent has expired. The United States patents covering our proprietary FDM technology expire at various times between 2010 and 2030. In total, we currently own over 280 U.S. and international patents and patent applications.

     Our registered trademarks include:

Stratasys Xpress 3D Stratasys, Inc. QuickSlice	Dimension BST uPrint BuildFDM FDM	Dimension SST Catalyst Dimension Redeye RPM

     Other trademarks include:

FDM Maxum BASS InSight Fortus 200mc Prodigy Plus 3D Plotter Fortus	FDM Titan WaterWorks Touchworks Fortus 360mc Prodigy AutoGen Genisys	SupportWorks FDM Vantage Fortus 900mc Fortus 400mc Redeye FDM Quantum Dimension Elite
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
Backlog

     Our total backlog of system orders at December 31, 2009 was approximately $6.3 million, as compared with approximately $2.6 million at December 31, 2008. We estimate that most of our backlog will ship in the first half of 2010.

Seasonality

     Historically, our results of operations have been subject to seasonal factors. Stronger demand for our products has occurred in our fourth quarter primarily due to our customers’ capital expenditure budget cycles and our sales compensation incentive programs. Our first and third quarters have historically been our weakest quarters. Although the first quarter has been muted in recent years by the successful introduction of new products, it is typically a slow quarter for capital expenditures in general. The third quarter is typically when we see our largest volume of educational related sales, which normally qualify for special discounts as part of our long-term market penetration strategy.

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

     Our competitors employ a number of different technologies in their RP devices. 3D Systems and CMET use stereo lithography (“SLA”) in their products. 3D Systems and EOS GmbH produce machines that use selective laser sintering (“SLS”) to harden powdered material. Z Corp. uses inkjet technology to bond powdered materials such as starch. Solidscape, 3D Systems and Objet Geometries have developed prototyping systems that use inkjet technology to deposit resin material layer by layer. A smoothing or milling process is often required between each deposited layer to maintain accuracy in these processes, which reduces material yields. Envisiontec utilizes a photopolymer mask and a light process to build models and Solido uses a plastic sheet lamination technique. We believe that our FDM technology has important advantages over our competitors’ products. These advantages include:
  the ability to be used in an office environment

  the availability of multiple production-grade modeling materials a one-step modeling process

  low acquisition price

  ease of use

  hands free support removal

  higher reliability
     Based on data and estimates presented in the 2009 Wohlers Report, in 2008 we shipped more units globally than any other company in the RP industry, and we were the second largest in terms of revenue. Wohlers reports that we shipped 43% of total units shipped in the industry in 2008. We believe that this trend continued in 2009 as well.

Employees

     As of March 1, 2010, we had 361 full-time employees and 42 contractors or temporary employees. While we have separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and we have not experienced any work stoppages. We believe our employee relations are good.

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

  CE regulations for the European market
Environmental Regulation

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

Financial Information About Operations In the United States and Other Countries

     The information required by this item is incorporated by reference to our Financial Statements included elsewhere in this report. (See Part IV, Item 15, Note 19.)

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

Hewlett-Packard may not expand distribution under our OEM Agreement beyond its initial territory of five European countries, and the OEM Agreement may not continue beyond its initial term ending on September 30, 2011.

     Our Agreement with HP has an initial term that ends on September 30, 2011, and has an initial territory of five European countries.  There can be no assurance that HP will expand the territory in which they sell our 3D printers and other products.  Furthermore, even though the Agreement will automatically be renewed for one-year terms unless either party terminates it on advance written notice, there can be no assurance that the Agreement will continue beyond its initial term or any renewal term.  If HP does not expand the territory or the Agreement is terminated, we will not achieve the anticipated benefits of entering into the Agreement, which include substantial additional revenue and profits as well as validation of our products in the market place.

Since we will be selling our 3D printers and related products to HP on an OEM basis, our margins on those products will be lower than those on the products that we presently sell, which may reduce our overall profitability.

     HP will be selling our 3D printers and related products through its own reseller network.  Accordingly, the prices we charge to HP for those products will be less than the prices we presently charge to our own reseller network.  As a result, our margins will be smaller on our sales to HP.  We intend to compensate for these smaller margins by expanding the market for our 3D printers, thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. However, there can be no assurance that we will be able to increase our revenue sufficiently to maintain or increase our profitability.

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

If we fail to grow our RedEye paid parts service as anticipated, our net sales and profitability will be adversely affected.

     We are attempting to grow our RedEye paid parts service substantially. To this end, we have made significant infrastructure, technological and sales and marketing investments. These investments include a dedicated facility, increased staffing, use of a substantial number of our Fortus 3D Production Systems exclusively for Paid Parts, and the development and launch of our RedEye on Demand service, which enables customers to obtain quotes for and order parts over the Internet. If our RedEye paid parts service does not generate the level of sales required to support our investment, our net sales and profitability will be adversely affected.

A loss of a significant number of our resellers or channel managers would impair our ability to sell our products and services and could result in a reduction of sales and net income.

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

     As of December 31, 2009, the net book value of our intangible assets was approximately $7.7 million. Accounting rules require us to take a charge against our earnings to the extent that any of these intangible assets are impaired. Accordingly, invalidation of our patents, trademarks or other intellectual property or the impairment of other intangible assets due to litigation, obsolescence, competitive factors or other reasons could result in a material charge against our earnings and have a material adverse effect on our results of operations.

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

     Our sales outside of the United States accounted for approximately 44% of our consolidated net sales in 2009. We continue to expand into international markets. The future growth and profitability of our foreign market is subject to a variety of risks and uncertainties. Any of the following factors could adversely affect our sales to customers located outside of the United States:
  An increase in relative strength of the US dollar against foreign currencies could make our products more expensive and would reduce our profit margins on sales to foreign customers.

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

  the mix of high-performance systems, 3D printers and consumables that we sell during any period;

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

     From time to time, accounts receivable balances have been concentrated with certain resellers. Default by one or more of these resellers or customers could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. Default by one or more of these resellers would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

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

     During 2009, our common stock traded at prices ranging between $7.70 and $18.98. Investors may have difficulty selling our common stock following periods of volatility, because of the market’s adverse reaction to such volatility. Factors that we believe have caused or may cause this volatility include, among other things:
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

     Although our management has determined, and our independent registered public accounting firm has concluded in its audit, that our internal controls over financial reporting were effective as of December 31, 2009, we cannot assure you that our independent registered accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

     On August 1, 2001, we purchased our Eden Prairie manufacturing facility and land for approximately $3.0 million. The facility consists of 62,100 square feet, and is used for machine assembly, inventory storage, operations and sales support.

     In March 2004, we purchased an additional 43,900 square foot manufacturing facility for approximately $1.2 million. The facility is located near our manufacturing facility in Eden Prairie, Minnesota, and is used for our RedEye paid parts service.

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

     We occupy a 40,835 square foot warehouse in Eden Prairie, Minnesota, for shipping and storage under a lease that expires in March 2012. We also occupy a 9,070 square foot facility in Minneapolis, Minnesota, for research and development under a lease that expires in September 2012. We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at these facilities.

     We have two North American sales offices and one service office. We occupy 2,700 square feet of space in Novi, Michigan, a Detroit suburb, under a lease that expires in July 2010. We also occupy a 2,500 square foot sales office under a lease that expires in August 2011 and a 1,440 square foot service office under a lease that expires in August 2011, both of which are located in Ontario, California. We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at these facilities.

     We have four international sales and service offices under lease. Our German subsidiary leases 8,041 square feet of space in Frankfurt, Germany under a lease that expires in June 2011. Our Italian subsidiary leases 1,300 square feet in Bologna, Italy under a lease that expires in December 2010. We occupy a 500 square foot sales office located in Hong Kong under a lease that expires in March 2011. We have a 1,100 square foot sales office in Bangalore, India, under a lease that expired in January 2010. We continue to occupy the space while we proceed with negotiations for a lease extension and believe that we will be able to renew the lease.

Item 3. Legal Proceedings.

     We are party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company’s financial position.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our common stock is traded on the Nasdaq Global Select Market under the symbol SSYS.

     The following table sets forth the high and low closing sale prices of our common stock for each quarter from January 1, 2008 through the fiscal year ended December 31, 2009 reported on the Nasdaq Global Select Market.

	High	Low
	Closing Sale Prices
Fiscal Year Ended December 31, 2008
January 1, 2008 – March 31, 2008	$27.32	$17.63
April 1, 2008 – June 30, 2008	22.99	18.46
July 1, 2008 – September 30, 2008	21.28	15.29
October 1, 2008 – December 31, 2008	17.71	9.30

Fiscal Year Ended December 31, 2009
January 1, 2009 – March 31, 2009	$12.70	$7.70
April 1, 2009 – June 30, 2009	13.94	8.60
July 1, 2009 – September 30, 2009	17.21	10.32
October 1, 2009 – December 31, 2009	18.98	14.85

Holders

     There were approximately 97 record and 7,694 beneficial owners of our common stock as of March 1, 2010.

Dividends

     We have not paid or declared any cash dividends to date. We intend to retain earnings, if any, to support the growth of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth the number of securities to be issued upon the exercise of, and the weighted-average exercise price of, outstanding options, warrants and rights, and the number of securities remaining available for future issuance, under our equity compensation plans as of December 31, 2009:

Number of securities
		Weighted average	remaining available for
	Number of securities	exercise price of	future issuance under
	to be issued upon	outstanding	compensation plans
	exercise of outstanding	options, warrants	(excluding securities
	options, warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	735,478	$ 14.49	1,112,366

Note: We do not have any equity compensation plans that have not been approved by security holders.

Performance Graph

     The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total stockholder return on our Common Stock with (b) the total return on the Nasdaq (US) Composite Index, and (c) the total return on the information technology sector of the Standard & Poor’s SmallCap 600 Index (“S&P 600 Info Tech Index”). The S&P 600 Info Tech Index consists of 125 of the 600 stocks comprising the Standard & Poor’s SmallCap 600 Index, a capitalization-weighted index of domestic stocks chosen for market size, liquidity and industry representation. We are a component company of the S&P 600 Info Tech Index. The following graph assumes that $100 had been invested in each of Stratasys, the Nasdaq (US) Composite Index, and the S&P 600 Info Tech Index on December 31, 2004.

Item 6. Selected Financial Data.

     The selected consolidated financial data as of and for the five-year period ended December 31, 2009, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2009, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	(In Thousands, Except Per Share Amounts)
	2009	2008	2007	2006	2005
Statement of Operations Data:
Net sales	$98,356	$124,495	$112,243	$103,809	$82,844
Gross profit	46,384	66,412	59,708	51,441	43,755
Research and development	7,737	8,973	7,465	6,699	6,354
Selling, general and administrative
expenses	32,823	36,843	33,770	29,105	23,243
Operating income	5,824	20,596	18,473	15,637	14,157
Net income	4,116	13,615	14,324	11,164	10,603
Net income per basic common share	0.20	0.66	0.69	0.55	0.50
Weighted average basic shares
outstanding	20,236	20,676	20,772	20,240	21,056
Net income per diluted common
share	$0.20	$0.65	$0.66	$0.54	$0.49
Weighted average diluted shares
outstanding	20,268	21,079	21,567	20,723	21,489
Balance Sheet Data:
Working capital	$82,838	$63,296	$64,100	$55,311	$47,524
Total assets	153,137	147,743	148,757	118,004	104,680
Long term debt	---	---	---	---	---
Stockholders’ equity	$129,583	$122,562	$123,834	$97,792	$86,269

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

General

     We develop, manufacture, and market a family of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, which enable engineers and designers to create physical models, tooling, jigs, fixtures, prototypes, and end use parts out of production grade thermoplastic directly from a computer aided design (“CAD”) workstation.

     Our Market Strategy

     Our strategy in 2009 was three-fold:
  Continue expanding our market position in the 3D printing market by introducing new products and expanding our distribution channel for our Dimension products. In January 2010, we signed a master original equipment manufacturer agreement (the “Agreement”) with Hewlett-Packard (“HP”) to develop and manufacture an HP-branded 3D printer. During the initial term of the Agreement, which expires September 30, 2011, we will manufacture a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP brand in France, Germany, Italy, Spain and the United Kingdom.

  HP has agreed not to sell 3D printers manufactured by themselves or any other 3D printers manufactured by other companies throughout the world for the term of the Agreement. The term of the Agreement will be extended for additional one-year periods unless terminated on advance notice by either party. During the term of the Agreement, we have agreed not to sell comparable products covered by the Agreement directly or indirectly in the territory covered by the Agreement. The Agreement does not require HP to purchase any minimum quantity of products.

  We expect that the first products will be available to be shipped to HP customers in the first half of 2010. After the initial term, or by mutual agreement, the territory in which HP will have the exclusive right to sell the 3D printers covered by the Agreement may be expanded to additional countries worldwide. Ultimately, our mutual intention is for HP to sell our 3D printers globally.

  Also in January 2010, we expanded the Dimension uPrint product line by introducing the uPrint Plus. This system offers the same small footprint as the previously introduced uPrint but offers a 33% larger build envelop. It also allows the user to print in seven additional colors and offers two resolution settings. Concurrent with the launch of the uPrint Plus, we also introduced two support-material enhancements. The first, Smart Supports, is a software feature that can reduce support material usage by 40%. The second is a new soluble support material called SR-30, which can dissolve 69% faster than the current soluble support material.

  In January 2009, we introduced the world’s first personal 3D printer, the uPrint, priced at $14,900. We also reduced the prices on some of our existing models, creating a new price range for the Dimension product line from $14,900 to $32,900. We believe the 3D printer market is price elastic and we can grow the volume of 3D printers, related consumables and maintenance as we continue to introduce lower cost 3D printers. According to the 2009 Wohler’s Report (“Wohlers”), we shipped more 3D printers than other company in the world in 2008, and based on our results in 2009, we believe that we have continued that trend.

  Expand our position in the RP and DDM markets through new proprietary product introductions, including the Fortus 360mc, Fortus 400mc and Fortus 900mc. We have built a leadership position in the RP and DDM markets by helping customers build stable, strong, and durable parts for testing and end-use. Our Fortus 3D Production Systems are ideally suited for DDM applications such as the production of manufacturing tools and low-volume end-use parts. We plan to expand our presence in this area by offering improved system capabilities and new and improved material properties. During the year, we continued to collaborate with a Fortune 500 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications and will maintain this collaboration into 2010 for the fifth consecutive year.

  Expand our RedEye paid parts service of producing parts for customers. We believe this is a fragmented global market dominated by numerous small companies generating less than $1 million each in annual sales. Sales from our RedEye paid parts service have been somewhat volatile quarter-to-quarter as we work to identify the most effective ways of reaching customers. In the fall of 2005, we launched RedEye RPM™, later rebranded as Redeye on Demand, as an internet site allowing customers to obtain instant quotes and then order their parts over the Internet via the submission of a standard 3D CAD STL file. In December 2008, we announced that AutoCAD users can order digitally manufactured prototypes and production parts quickly and easily through an on-demand 3D printing capability supported by our RedEye paid parts service. AutoCAD has continued offer this capability in 2010. As customers continue to increase their volume of parts ordered, we are often successful in selling them systems to produce their own parts.
    Description of Current Conditions

     Our revenue declined 21.0% in 2009 due primarily to the world-wide economic slow down that took hold in late 2008 and continued to soften demand for our products and services during 2009. The reduction in our revenue from systems, other products and other services was mainly attributable to both lower volume and prices. We shipped 1,918 units in 2009, a decrease of 266 units, or 12.2% from 2,184 in 2008. We also saw a decrease in the average selling price of our systems as a result of our long-term pricing strategy and to a lesser extent, from general market conditions that have resulted from constricted capital spending budgets amongst our customer base. Over the last three years, we believe that we have been the price leaders in the 3D printer market and have followed a strategy of continuing to move down the price elasticity curve as evidenced by our introduction of the uPrint in January 2009. The market environment for our high performance systems, while more competitive than the 3D printing market, has been driven mainly by system and material performance capabilities rather than price.

     As our installed base of systems has increased, the capacity to derive an increasing amount of revenue from sales of consumables, maintenance contracts, and other services has also increased. In 2009, total non-system revenue decreased by 6.1% as compared to the prior year due principally to the world-wide economic slow down. The decline in the other products and services revenue categories is closely related to the 34.0% decline in systems sales during 2009. Although a much smaller decline, revenue from our RedEye paid parts service declined due to an aggressive service bureau pricing environment. Revenue from maintenance contracts grew slightly in 2009 as this revenue is less susceptible to the economic environment given that most of it results from contracts signed in prior periods.

     Due to the weakness in the world economy, in early 2009 we reevaluated our fixed and variable cost structure in light of current sales expectations. As a result, we took certain cost-saving measures that lowered our fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of our long-term strategy. These cost-saving measures resulted in a first quarter charge of approximately $779,000, consisting primarily of severance costs related to a reduction in force. We estimate that these measures had an annualized cost savings of approximately $2.7 million.

     Given our strong cash position and no debt, we believe that we have adequate liquidity to fund our growth strategy in 2010. We plan on continuing to make investments in fixed assets, process improvements, information technology (“IT”), and human resource development activities that will be required for future growth. Our expense levels are based in part on our expectations of future sales and we will make adjustments as we consider appropriate. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated sales, fluctuations in sales in a particular period could adversely impact our operating results. Whereas our backlog as of December 31, 2009 was $6.3 million, it would not be sufficient to meet our budgeted sales targets should 2010 system orders further decline beyond the 2009 levels.

     We expect growth to be largely dependent upon our ability to penetrate new markets and develop and market new RP, DDM and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our ability to implement our strategy for 2010 is subject to numerous uncertainties, many of which are described under “Risk Factors,” above, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.” We cannot ensure that our efforts will be successful.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated statement of operations.

For the twelve months ended December 31,	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.8%	46.7%	46.8%
Gross profit	47.2%	53.3%	53.2%
Research & development	7.9%	7.2%	6.7%
Selling, general and administrative	33.4%	29.6%	30.1%
Operating income	5.9%	16.5%	16.5%
Other income (expense)	0.4%	0.1%	1.7%
Income before taxes	6.3%	16.7%	18.2%
Income taxes	2.1%	5.7%	5.4%
Net income	4.2%	10.9%	12.8%

Net Sales

     Net sales of our products and services for the last three years, as well as the percentage change were as follows:

		Year-over-		Year-over-
	2009	Year Change	2008	Year Change	2007
Products	$73,210	-26.0%	$98,969	10.9%	$89,280
Services	25,146	-1.5%	25,526	11.2%	22,963
	$98,356	-21.0%	$124,495	10.9%	$112,243

     Product Revenue
     Revenues derived from products (including systems, consumable materials and other products) decreased $25.8 million in 2009, or 26.0%, as compared to the prior year. The number of systems shipped decreased by 12.2%, or 266 units, to 1,918 as compared to 2,184 units shipped in 2008. This decrease in both revenue and number of systems shipped was primarily attributable to the worldwide economic slowdown that constricted capital spending budgets across all industries. Revenue derived from products decreased at a greater rate than system shipments due to a product mix that favored the lower-priced uPrint. Consumable revenue in 2009 decreased 4.3%, which was a much lower decline as compared to the decline in our system revenue. Consumable revenue is directly related to our installed base and is less susceptible to current market conditions than our revenue from system sales.

     During 2008, sales of Fortus systems grew with new product introductions and our focus on new applications within the DDM market. As we increased our installed base of systems in the field, we continued to see solid growth in consumables and maintenance revenue. Our Dimension systems sales were flat in 2008 due to the weak global economy.

     The primary drivers of the 2008 year-over-year growth in proprietary product sales were:
  41% increase in Fortus high productivity system sales

  12% increase in consumable sales
     In 2007 and the beginning of 2008, we discontinued distribution of Eden and Arcam products. We recognized approximately $0.2 million and $4.0 million of distributed sales in 2008 and 2007, respectively. We had no sales of these two distributed products in 2009. Adjusting for the impact of the terminated distributed agreements, net sales of our products and services for 2008 and 2007, and changes in net sales, were as follows:

			Year-over-
	2008	2007	Year Change
Products	$98,782	$86,255	14.5%
Services	25,526	22,002	16.0%
Net sales	$124,308	$108,257	14.8%

     Service Revenue
     Service revenues predominately consist of the following components: maintenance, RedEye paid parts, and rentals. The 13% decrease in our RedEye paid parts service revenue in 2009 was partially offset by growth in our maintenance contract revenue. In 2008, we saw a 12% increase in our RedEye paid parts service as we continued to invest in reaching customers through trade shows, direct mailings and our RedEye on Demand™ website, which allows customers to order their parts over the Internet. In addition, in February, 2008 we launched RedEye.arc in an effort to reach the architectural market. Revenues from maintenance services on our proprietary systems saw revenue growth in 2008 of 10% as we continued to increase our installed base of systems.

     Revenue by Region
     Net sales and the percentage of net sales by region for the last three years, as well as the percentage change were as follows:

			Year-over-			Year-over-
	2009		Year Change	2008		Year Change	2007
North America	$55,156	56%	-17.3%	$66,698	54%	6.7%	$62,525	56%
Europe	26,309	27%	-29.7%	37,430	30%	37.9%	27,144	24%
Asia Pacific	15,814	16%	-14.7%	18,534	15%	-6.4%	19,806	18%
Other	1,077	1%	-41.2%	1,833	1%	-33.8%	2,768	2%
	$98,356	100%	-21.0%	$124,495	100%	10.9%	$112,243	100%

     Sales in all regions declined in 2009 due to lower volumes as a result of the economic slow down combined with an overall lower average selling price that resulted primarily from our introduction of the uPrint in January 2009 as part of our strategy of continuing to move down the price elasticity curve.

     Revenues in the North America region, accounted for approximately 56% of total revenue in 2009. The slight increase in sales percentage as compared to the prior year was primarily due to the launch of a our newest system, the uPrint, which had an earlier domestic launch than it did internationally.

     Revenues outside of North America accounted for approximately 44% of total revenue in 2009. The international decrease was led by lower system volumes in both the high-performance systems as well as 3D Printers, particularly in the first half of 2009.

     North American sales grew in 2008 primarily due to significant growth in our high-performance systems, higher maintenance revenue from a growing installed base and continued growth in our RedEye paid parts service. This growth was partially off-set by a $3.8 million decline in distributed product revenue that resulted from the discontinuation of our distributed products agreements in 2007.

     European sales grew dramatically during 2008 as a result of growth in our high-performance systems, expansion of our reseller network and a favorable US Dollar exchange rate through the first three quarters of 2008.

     Asia Pacific sales declined in 2008 as a result of weak sales within the Japanese market due to a decrease in overall demand. We believe sales in certain Asia Pacific countries were impacted by weak global economic conditions.

     Gross Profit

     Gross profit and gross profit as a percentage of sales for our products and services for 2009, 2008 and 2007, as well as the percentage changes in gross profit were as follows:

		Year-over-		Year-over-
	2009	Year Change	2008	Year Change	2007
Products	$32,285	-37.1%	$51,297	5.2%	$48,739
Services	14,099	-6.7%	15,116	37.8%	10,969
	$46,384	-30.2%	$66,413	11.2%	$59,708

Percentage of Sales
Products	44.1%		51.8%		54.6%
Services	56.1%		59.2%		47.8%
Total	47.2%		53.3%		53.2%

     Product gross profit decreased by $19.0 million, or 37.1%, to $32.3 million in 2009 as compared with $51.3 million in 2008. This decrease is primarily attributable to lower system revenues. The decrease was also attributable to the launch of our new uPrint system, which has a lower direct margin than our other systems and added to our fixed manufacturing overhead. In 2008, product gross profit increased by $2.6 million, or 5.2%, to $51.3 million in 2008 as compared with $48.7 million in 2007 despite a 10.9% increase in product revenue. Product gross margin as a percentage of sales declined in 2008 due to a less favorable product mix and increased software amortization.

     Gross profit from services decreased by 6.7% in 2009. This decrease is primarily attributable to an aggressive pricing environment experienced by our Paid Parts service. In 2008, service gross profit increased primarily from the following:
  12% growth in our high margin RedEye paid parts service;

  Discontinuation of service on distributed products. This service business had negligible margins;

  Improved quality and reliability of our proprietary systems resulting in reduced service costs and higher service margins.
Operating Expenses

     Operating expenses and operating expense as a percentage of sales for 2009, 2008 and 2007, as well as the percentage change in operating expenses, were as follows:

		Year-over-		Year-over-
	2009	Year Change	2008	Year Change	2007
Research and development	$7,737	-13.8%	$8,973	20.2%	$7,465
Selling, general & administrative	32,823	-10.9%	36,843	9.1%	33,770
	$40,560	-11.5%	$45,816	11.1%	$41,235
Percentage of Sales	41.2%		36.8%		36.7%

     Research and development expenses decreased by 13.8% during 2009, as a result of a lower spending due to economic concerns, reduced headcount and higher joint development reimbursements. During 2008, research and development expenses increased by 20.2% as we remained committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms. This spending was focused on accelerating our development efforts to address both the 3D printer and DDM market opportunities. Increases were primarily the result of increases in engineering headcount, partially offset by an increase in internally capitalized software. In 2009, 2008 and 2007, capitalized software additions were approximately $1.4 million, $2.1 million and $2.0 million, respectively.

     In 2008, we satisfied our responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance our proprietary FDM technology for rapid manufacturing applications. This effort was focused around our high-performance systems and resulted in the commercial release of the Fortus 900mc. The agreement entitled us to receive reimbursement payments as we achieved specific milestones stated in the agreement. During 2009, 2008 and 2007, we offset approximately $2.2 million, $0.3 million and $1.0 million, respectively, of R&D expenses with monies received from this customer. Due to the success of this initial arrangement, we are continuing this relationship under similar terms and objectives.

     Selling, general and administrative expenses decreased by 10.9% in 2009. This decrease was primarily attributable to: 1) a reduction in our direct sales force in January of 2009, which converted some of our selling expenses to a variable cost structure; 2) additional headcount reductions made in the first quarter of 2009; and 3) a continued effort to lower discretionary spending.

     In 2008, selling, general and administrative expenses increased 9.1% due to the growth in sales. These 2008 costs include approximately $545,000 in restructuring charges related to sales strategy for our Fortus high-end systems. Effective January 1, 2009, we began selling Fortus 3D Production Systems through a select group of North American resellers from our established reseller channel, which had previously distributed only the Dimension 3D printer product line. This sales strategy leverages our success with a network of independent regional resellers that we believe is the strongest sales channel in the industry and more than triples our sales support for high-end systems. This restructuring of our sales organization included costs related to workforce reductions, closure of certain leased facilities, rebranding expenses, and other contract termination charges that were recognized in 2008 and were settled during the first quarter of 2009.

     In addition, we took certain cost-saving measures in the first quarter of 2009 that lowered fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of our long-term strategy. These cost-saving measures resulted in a charge of $779,000 in the first quarter of 2009, consisting primarily of severance costs related to a reduction in workforce. Final severance payments were completed during the third quarter of 2009 and the unused portion of the provision, noted as “adjustments” in the table below, was recorded in income for the current period.

     A summary of the activity of these restructuring and other costs recognized in the Statement of Operations caption “Selling, general and administrative” are as follows:

	Employee-	Contract
	Related Items	Terminations
	and Benefits	and Other	Total
Accrued balance as of December 31, 2008	$306,014	$66,881	$372,895
Expenses incurred	779,000	-	779,000
Cash payments	(810,707)	(66,881)	(877,588)
Adjustments	(274,307)	-	(274,307)
Accrued balance as of December 31, 2009	$-	$-	$-

Operating Income

     Operating income and operating income as a percentage of sales for 2009, 2008 and 2007, as well as the percentage change in operating income were as follows:

		Year-over-		Year-over-
	2009	Year Change	2008	Year Change	2007
Operating income	$5,824	-71.7%	$20,596	11.5%	$18,473
Percentage of Sales	5.9%		16.5%		16.5%

     Operating income in 2009 declined by $14.8 million, primarily due to the significant drop in revenue, partially offset by reductions of indirect spending. Operating income as a percentage of sales in 2008 remained flat to 2007 but increased in dollar amount due to higher sales volume.

Other Income (Expenses)

     Other income and other income as a percentage of sales for 2009, 2008 and 2007, as well as the percentage change in operating income were as follows:

		Year-over-		Year-over-
	2009	Year Change	2008	Year Change	2007
Interest income	$990	-51.4%	$2,037	-12.0%	$2,316
Foreign currency transaction losses, net	(233)	-72.1%	(835)	66.0%	(503)
Other	(398)	-62.6%	(1,065)	-1501.3%	76
	$359	162.0%	$137	-92.7%	$1,889
Percentage of Sales	0.4%		0.1%		1.7%

     While the 2009 cash and investment balance increased over 2008, interest income was lower as a result of a higher percentage of our holdings invested in low-yield government securities.

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

     In 2008, our hedging strategy resulted in a larger transaction loss due to the volatility of the US dollar relative to the euro. At December 31, 2009 we had approximately €4.7 million or $6.8 million net in Euro-denominated receivables and a €3.8 million or $5.5 million 30-day forward contract.

     Other income (expense) for 2009 includes a $350,000 reduction in the assessed fair value of an equity investment in another company that was considered to be other than temporary. The 2008 amount includes an impairment charge of approximately $1.3 million related to a $2.6 million investment in a Jefferson County, Alabama, municipal bond. In February 2008, the auction for this auction rate security failed and its rating has been reduced from AAA to CCC. With the assistance of outside consultants, we determined this investment has incurred both a temporary and other-than-temporary impairment loss.

Income Taxes

     Income taxes and income taxes as a percentage of net income before taxes for 2008 and 2007, as well as the percentage change were as follows:

		Year-over-		Year-over-
	2009	Year Change	2008	Year Change	2007
Income taxes	$2,066	-71.0%	$7,118	17.9%	$6,038
As a percent of income before income taxes	33.4%		34.3%		29.6%

     The following is a reconciliation of the 2009 effective income tax rate compared with the 2008 and the 2008 effective income tax rate compared with the 2007 rate:

2009 Effective income tax rate	33.4%
2009 percentage increase in research and development credits	2.8%
2009 percentage increase in tax contingency reserve	(1.5%)
Other, net	(0.4%)
2008 Effective income tax rate	34.3%
2007 income tax benefit recognized from prior year
amendments for state research and development credits	(3.7%)
Other, net	(1.0%)
2007 Effective income tax rate	29.6%

Net Income

     Net income and net income as a percentage of sales for 2009, 2008 and 2007, as well as the percentage change in net income were as follows:

		Year-over-		Year-over-
	2009	Year Change	2008	Year Change	2007
Net income	$4,116	-69.8%	$13,615	-4.9%	$14,324
Percentage of Sales	4.2%		10.9%		12.8%

     For the reasons cited previously in this management discussion and analysis section, our net income for the year ended December 31, 2009 and 2008 was lower than the previous year.

Liquidity and Capital Resources

     A summary of our statement of cash flows for the three years ended December 31, 2009 is as follows:

	2009	2008	2007
Net income	$4,116	$13,615	$14,324
Depreciation and amortization	8,256	7,004	4,974
Stock-based compensation	1,137	1,322	955
Change in working capital and other	11,981	(7,450)	916
Net cash provided by operating and other activities	25,490	14,491	21,169
Net cash provided by (used in) investing activities	(6,831)	13,290	(23,841)
Net cash provided by (used in) in financing activities	1,583	(15,856)	9,321
Effect of exchange rate changes on cash	128	(191)	260
Net increase in cash and cash equivalents	20,370	11,734	6,909
Cash and cash equivalents, beginning of year	27,946	16,212	9,303
Cash and cash equivalents, end of year	$48,316	$27,946	$16,212

     Our cash and cash equivalents balance increased by $20.4 million to $48.3 million at December 31, 2009, from $27.9 million at December 31, 2008. The increase is primarily due to $25.5 million of cash flows from operations partially offset by $6.8 million spent for acquisitions of investments, property and equipment, and intangible assets.

     The net cash provided by our operating activities over the past three years has amounted to approximately $61.2 million, principally derived from $32.1 million in net income, plus $20.2 million in depreciation and amortization, $3.4 million in stock-based compensation, and $5.4 million attributable to changes in net working capital and other items.

     In 2009, the principal source of cash from our operating activities was our net income, as adjusted to exclude the effects of non-cash charges. Our 2009 net accounts receivable balance decreased by $7.3 million as compared to 2008. Although we continue to offer 180-day extended terms to our 3D printer resellers for demo units, we have seen a continued reduction in our days sales outstanding (“DSO”) as a result of increase collection efforts. DSO’s were 68 days in 2009, 78 days in 2008 and 86 days in 2007. We believe that adequate allowances have been established for any collectibility issues in our accounts receivable balance.

     For the years ended December 31, 2009, 2008, and 2007, our inventory balances were $14.6 million, $19.9 million, and $12.8 million, respectively. The decrease in inventory from 2008 to 2009 was principally due to increased focus on inventory management and lower overall demand for our product. The increase from 2007 to 2008 was principally due to last time buys for legacy systems, higher finished goods inventory required to support the launch of new products in late 2008 and early 2009, and increased consumable raw material inventory due to strategic buys and to support our increasing installed base.

     We have instituted better inventory management, but recognize that we have opportunities to make considerably more improvement in order to reduce overall inventory levels and improve turns. A significant portion of our inventory is dedicated to the fulfillment of our service contract and warranty obligations. As we have introduced new products over the past few years, there are more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory. With the introduction of these new products, older products have been discontinued, but a certain level of inventory is still required to fulfill our ongoing service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

     Investments in sales-type leases provided cash of $1.3 million in 2009 and used cash of $1.1 million in 2008 and $1.2 million in 2007. In mid-2003 we introduced a U.S. leasing program that was principally designed for the Dimension systems. The program now includes customers in both our 3D printer and our Fortus high-performance system product lines and we plan to continue this leasing program for the foreseeable future.

     Accounts payable and other current accrued liabilities provided cash of $0.5 million and $5.6 million in 2009 and 2007, respectively, and used cash of $2.1 million in 2008. In 2009, the increase was related to the timing of payments for inventory purchases and employee compensation.

     Unearned revenue, principally consisting of purchased maintenance contracts and implied maintenance contracts, used cash of $2.1 million in 2009 and provided cash of $1.8 million in 2008 and $1.1 million in 2007. The decrease in the unearned revenue balance in 2009 was due to an increase in warranty periods from 90 days to one year for domestic Fortus systems, thereby reducing the amount of the original sale price that is deferred as an implied maintenance contract.

     Our investing activities used cash of $6.8 million in 2009 and $23.8 million in 2007 and provided cash of $13.3 million in 2008. In 2009, the purchase of investments, net of proceeds from sales of investments, used cash of $2.9 million. In 2008, the sale of investments provided approximately $23.9 million in cash from investing activities, whereas purchases of investments, net of proceeds, utilized cash of approximately $10.0 million in 2007.

     At December 31, 2009, our investments included:
  approximately $9.2 million in municipal government bonds maturing between April 2010 and February 2026, all of which had ratings between Aa2 and Baa1 at December 31, 2009;

  approximately $9.9 million in certificates of deposit maturing between February 2010 and February 2011.

   approximately $2.4 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at December 31, 2009; and

  approximately $1.1 million of a tax-free ARS, which does not currently have an active trading market and matures in February 2042. This ARS had a rating of Caa3 at December 31, 2009 and is further explained below.
     The balance sheet caption titled “Long-term investments – available for sale securities” consisted of approximately $1.1 million of a tax-free ARS. This balance represents the current estimated fair value of an ARS issued by Jefferson County, Alabama with a face value of $2.6 million. The investment is part of a multi-billion series of bonds issued by Jefferson County to build its sewer and water treatment system (“system”). The County entered into interest rate swaps to protect itself from rising interest rates, but the swaps proved ineffective and the revenue from the system will not adequately support the higher interest rates. The bond is insured by Financial Guaranty Insurance Company (“FGIC”) and matures in 2042. However, with the collapse of the ARS market, the weakened financial condition of FGIC, and the County’s financial condition, the rating of this ARS has gone from Aaa to Caa3. We have received $25,000 in principal payments on this ARS and no additional principal payments have become due. We have received all scheduled interest payments on this ARS through December 31, 2009. Due to the current financial condition of the County and the absence of an active market for this security, we only record interest income as cash payments are received.

     With the assistance of outside consultants, we have reviewed this ARS, including expected cash flows, assessed the credit risk, analyzed and extrapolated yield information on comparable composites, and reviewed independent research from various public sources concerning the ARS market. From that assessment, we concluded that during 2008 it had incurred both a temporary and other-than-temporary impairment and recognized impairments of $195,000 and $1,270,750, respectively. Based upon a reevaluation that occurred in late 2009, a portion of the temporary impairment is now considered other-than-temporary and an additional portion of the net carrying amount has also been considered as impaired on an other-than-temporary basis.

     At December 31, 2009, we recorded a $350,000 impairment related to a $1.4 million equity investment that is accounted for under the cost method as prescribed by ASC Topic 325-20 “Cost Method Investments”. During the fourth quarter, we considered the entity’s current and projected decreases in revenue to be an impairment indicator and consequently performed a fair value analysis. The resulting impairment of $350,000 was considered to be other-than-temporary and was recognized as a charge to other income.

     Property and equipment acquisitions totaled $2.3 million, $8.5 million, and $10.2 million in 2009, 2008, and 2007, respectively. Over the three-year period ended December 31, 2009, our principal property and equipment acquisitions were for manufacturing or engineering development equipment, tooling, leasehold improvements, and the acquisition of computer systems and software applications. Payments for intangible assets, including patents and capitalized software, amounted to $1.7 million, $2.4 million and $3.7 million in 2009, 2008, and 2007, respectively.

     Proceeds from the exercise of stock options provided cash of $1.6 million, $3.2 million and $8.5 million in 2009, 2008 and 2007, respectively. Financing activity included the repurchase of 1,089,575 shares of common stock for $19.1 million during the year ended December 31, 2008. There were no common stock repurchases during the years ended December 31, 2009 and 2007. As of December 31, 2009, the Company has authorization to repurchase approximately $10.9 million of additional common stock.

     For 2010, we expect to use our cash as follows;
  for improvements to our facilities;

  for the continuation of our leasing program;

  for working capital purposes;

  for information systems and infrastructure enhancements;

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
     While we believe that the primary source of liquidity during 2010 will be derived from current cash balances and cash flows from operations, we have maintained a line of credit from a financial institution of $1.0 million as of December 31, 2009. The credit line bears interest at defined rates based upon two different indexes and expires in July, 2010. To date, we have not borrowed against this credit facility, but we do expect to renew upon expiration.

     Our total current assets amounted to $106.4 million at December 31, 2009, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to $23.6 million and we have no debt. We estimate that we will spend between approximately $8.0 million and $10.0 million in 2010 for property and equipment. We also estimate that as of December 31, 2009, we had approximately $13.6 million of purchase commitments for inventory from selected vendors. In addition to purchase commitments for inventory, we have future commitments for leased facilities. We intend to finance our purchase commitments from existing cash or from cash flows from operations. The future contractual cash obligations related to these commitments are as follows:

Year ending December 31,	Facilities	Inventory	Total
2010	$585,000	$13,557,000	$14,142,000
2011	470,000	-	470,000
2012	130,000	-	130,000
	$1,185,000	$13,557,000	$14,742,000

     We have no contractual obligations beyond 2012. In addition to the above disclosed contractual obligations, the reserve for tax contingencies was $1.2 million at December 31, 2009. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with taxing authorities.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

     We invoice sales to certain European distributors in Euros and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. Our strategy is to hedge most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We enter into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value at the end of the reporting period. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transaction losses, net”.

     We hedged between €2.8 million and €5.0 million during the year ended December 31, 2009 and between €2.5 million and €5.1 million during the year ended December 31, 2008 related to accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency transaction loss of approximately $115,000 for the year ended December 31, 2009 and a gain of approximately $235,000 for the year ended December 31, 2008.

     We will continue to monitor exposure to currency fluctuations. Instruments that may be used to hedge future risks may include foreign currency forward, swap, and option contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

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

Revenue Recognition

     We derive revenue from sales of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, consumables, and services. We recognize revenue when (1) persuasive evidence of a final agreement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. Our standard terms are FOB shipping point, and as such most of the revenue from the sale of RP machines and consumables is recognized when shipped. Exceptions to this policy occur only if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance. In these instances, revenues would be recognized only upon satisfying the conditions established by the customer as contained in its purchase order to us. Revenue from sales-type leases for our high-performance systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases for our Dimension systems is recognized at the time of shipment, since either the customer or the reseller performs the installation. We recognize revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period.

     We derive service revenue from sales of maintenance contracts, installation services, training, and our RedEye paid parts service. Service revenue from maintenance contracts is recognized ratably over the term of the contract, typically one to two years. We offer warranty periods ranging from 90 days to one year. On certain sales that require a one-year warranty, the extended warranty is treated for revenue recognition purposes as a maintenance agreement. The fair value of this maintenance agreement is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. Installation service revenues are recognized upon completion of the installation. Training revenues are recognized upon completion of the training.

     In accordance with ASC 605, Revenue Recognition, when two or more product offerings are contained in a single arrangement, revenue is allocated between the elements based on their relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. In the absence of fair value for a delivered element, revenue is allocated first to the fair value of the undelivered elements and then the residual revenue is allocated to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until all undelivered elements have been fulfilled.

     Revenues from training and installation are unbundled and are recognized after the services have been performed. Most of our products are sold through distribution channels, with training and installation services offered by the resellers. We do not offer training or installation for our Dimension products. The equipment that we manufacture and sell is subject to factory testing that replicates the conditions under which the customers intend to use the equipment. All of the systems are sold subject to published specifications, and all systems sales involve standard models.

     We assess collectibility as part of the revenue recognition process. This assessment includes a number of factors such as an evaluation of the creditworthiness of the customer, past payment history, and current economic conditions. If it is determined that collectibility cannot be reasonably assured, we will decline shipment, request a down payment, or defer recognition of revenue until ultimate collectibility is reasonably assured.

     We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of our customers. There was no provision for product returns and allowances at December 31, 2009 and the provision for product returns and allowances was approximately $122,000 as of December 31, 2008.

Stock-Based Compensation

     We calculate the fair value of stock-based option awards on the date of grant using the Black-Scholes option pricing model. The computation of expected volatility is based on historical volatility from traded options on our stock. The expected option term is calculated in accordance with ASC 718, Compensation – Stock Compensation. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Each of the three factors requires us to use judgment and make estimates in determining the percentages and time periods used for the calculation. If we were to use different percentages or time periods, the fair value of stock-based option awards could be materially different.

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

     Our allowance for doubtful accounts is adjusted quarterly using two methods. First, our overall reserves are based on a percentage applied to certain aged receivable categories that are predominately based on historical bad debt write-off experience. Then, we make an additional evaluation of overdue customer accounts, for which we specifically reserve. In our evaluation we use a variety of factors, such as past payment history, the current financial condition of the customer, and current economic conditions. We also evaluate our overall concentration risk, which assesses the total amount owed by each customer, regardless of its current status. As of December 31, 2009 and 2008, our allowance for doubtful accounts amounted to $0.9 and $1.0 million, respectively. The decrease in the reserve was primarily due to increased collection efforts and a maturing reseller network.

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

Intangible Assets

     Intangible assets are capitalized and amortized over their estimated useful or economic lives using the straight-line method in conformity with ASC 350, Intangibles – Goodwill and Other, as follows:

RP technology	11 years
Capitalized software development costs	3 years
Patents	10 years
Trademarks	5 years

     The costs of software development, including significant product enhancements, incurred subsequent to establishing technological feasibility have been capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Costs incurred prior to establishment of technological feasibility are charged to research and development expense.

Income Taxes

     We comply with ASC 740, Income Taxes, which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

     In accordance with ASC 740, Income Taxes, we take a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We reevaluate these tax positions quarterly and make adjustments as required.

Impairment of Long-Lived Assets

     We adhere to ASC 360, Property, Plant, and Equipment, and annually assess the recoverability of the carrying amounts of long-lived assets, including intangible assets, at year-end. An impairment loss would be recognized if expected undiscounted future cash flows are less than the carrying amount of the asset. This loss would be determined by calculating the difference by which the carrying amount of the asset exceeds its fair value. Based on our assessment as of December 31, 2009, no long-lived assets were determined to be impaired.

Recently Issued Accounting Pronouncements

     In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards CodificationTM (“ASC”) and amended the hierarchy of accounting principles generally accepted in the United States of America (U.S. GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). This standard did not have an impact on our consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

     In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective for us beginning January 1, 2011. We are currently evaluating the impact of this standard on the consolidated results of operations and financial condition.

     In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The guidance was effective for fiscal years and interim periods ended after June 15, 2009. We have evaluated any subsequent events through the date of this filing.

     In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined; and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820, Fair Value Measurements and Disclosures, to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. This standard was effective for us prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

     In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This standard was effective for us beginning April 1, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

     In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that was previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This standard was effective for us beginning April 1, 2009 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

     In April 2008, the FASB issued an accounting standard which amended the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under ASC 350, Intangibles - Goodwill and Other. This new standard applies to (1) intangible assets that are acquired individually or with a group of other assets; and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewals or extensions. The guidance was effective for us beginning January 1, 2009 and did not have a material impact on the consolidated results of operations or financial condition.

     In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities in ASC 815, Derivatives and Hedging, which requires additional disclosures about an entity’s strategies and objectives for using derivative instruments, the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under ASC 815 and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures are also required with respect to derivative features that are credit risk related. The standard was effective for us beginning January 1, 2009 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

     In December 2007, the FASB ratified a standard related to accounting for collaborative arrangements which discusses how parties to a collaborative arrangement (that does not establish a legal entity within such arrangement) should account for various activities. The standard indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to ASC 605-45, Principal Agent Considerations. Additionally, the guidance provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative standards, analogy to such standards if not within their scope, or a reasonable, rational, and consistently applied accounting policy election. The guidance was effective for us beginning January 1, 2009 and was required to be applied retrospectively to all periods presented for collaborative arrangements that existed as of the date of adoption. This adoption did not have a material impact on the consolidated results of operations or financial condition and the required disclosures are provided in Note 14 – Accounting for Collaborative Arrangements.

     In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. The Company adopted the standard as amended by subsequent FASB standards beginning January 1, 2008 on a prospective basis. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. We adopted these remaining aspects of the fair value measurement standard prospectively beginning January 1, 2009. This adoption did not have a material impact on our consolidated results of operations or financial condition and the disclosures required by it are provided in Note 11 – Fair Value Measurements.

Forward-looking Statements and Factors That May Affect Future Results of Operations

     All statements herein that are not historical facts or that include such words as “expects”, “anticipates”, “projects”, “estimates”, “vision”, “could”, “potential”, “planning” or “believes” or similar words constitute forward-looking statements that we deem to be covered by and to qualify for the safe harbor protection covered by the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein.

     These forward-looking statements include the expected increases in net sales of RP, DDM, and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include projected revenue and income in future quarters; the size of the 3D printing market; our objectives for the marketing and sale of our DimensionTM 3D printers and our FortusTM 3D Production Systems, particularly for use in direct digital manufacturing (DDM); the demand for our proprietary consumables; the expansion of our RedEye paid parts service; and our beliefs with respect to the growth in the demand for our products. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors” above. These forward-looking statements are based on assumptions, among others, that we will be able to:
  continue to introduce new high-performance and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

  successfully develop the 3D printing market with our Dimension BST, Dimension SST, Dimension Elite, and uPrint systems, and that the market will accept these systems;

  successfully develop the DDM market with our Fortus 360mc, 400mc and 900mc, and that the market will accept these systems;

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

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that have a functional currency in Euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.4 million for the continued maintenance of our European facility. We hedged between €2.8 million and €5.0 million during the year ended December 31, 2009 and between €2.5 million and €5.1 million during the year ended December 31, 2008 of accounts receivable denominated in Euros. A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by between $0.7 million and $1.2 million.

Item 8. Financial Statements and Supplementary Data.

     This information appears following Item 15 of this report and is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls and procedures require that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an effective system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Our management has prepared an annual report on internal control over financial reporting. Management’s report is included in this Annual Report on Form 10-K on page F-3. In addition, Grant Thornton, LLP, our independent registered public accounting firm, has prepared its report on the effectiveness of our internal control over financial reporting and such report is included on pages F-4 to F-5 of the consolidated financial statements.

Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management has prepared an annual report on internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2010.

Item 11. Executive Compensation.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2010.

Item 14. Principal Accountant Fees and Services.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held May 6, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents

1. Financial Statements --

	Management’s Report on Internal Control Over Financial Reporting	F-3
	Reports of Independent Registered Public Accounting Firm	F-4 to F-6
	Consolidated Balance Sheets December 31, 2009 and 2008	F-7
	Consolidated Statements of Operations Years Ended December 31, 2009, 2008 and 2007	F-8
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive
	Income Years Ended December 31, 2009, 2008 and 2007	F-9
	Consolidated Statements of Cash Flows Years Ended December 31, 2009, 2008 and 2007	F-10
	Notes to Consolidated Financial Statements	F-11 to F-32

2. Financial Statement Schedule --

	Schedule II -- Valuation and Qualifying Accounts and Reserves	F-33

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2009 AND 2008

CONTENTS

Management’s Report on Internal Controls over Financial Reporting	F-3

Reports of Independent Registered Public Accounting Firms	F-4-F-6

Consolidated Financial Statements

Balance Sheets	F-7

Statements of Operations	F-8

Statements of Changes in Stockholders' Equity and Comprehensive Income	F-9

Statements of Cash Flows	F-10

Notes to Financial Statements	F-11-F-32

Schedule II - Valuation and Qualifying Accounts and Reserves	F-33

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

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2009 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

/s/ S. SCOTT CRUMP
S. Scott Crump
Chief Executive Officer

/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer

Date: March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stratasys, Inc.

We have audited the accompanying consolidated balance sheets of Stratasys, Inc. (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratasys, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stratasys, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March __, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota

March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stratasys, Inc.

We have audited Stratasys, Inc. (a Delaware Corporation) and subsidiaries (collectively, the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Stratasys, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Stratasys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stratasys, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March __, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota

March 8, 2010

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
December 31,	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$48,315,926	$27,945,799
Short-term investments - held to maturity	16,073,718	4,835,055
Accounts receivable, less allowance for doubtful
accounts of $903,101 at December 31, 2009
and $1,017,521 at December 31, 2008	19,249,813	26,539,733
Inventories	14,608,014	19,889,351
Net investment in sales-type leases, less allowance
for doubtful accounts of $222,011 at December 31,
2009 and $324,642 at December 31, 2008	3,618,876	3,870,472
Prepaid expenses and other current assets	2,247,612	2,608,080
Deferred income taxes	2,277,000	2,168,000
Total current assets	106,390,959	87,856,490
Property and equipment, net	26,326,012	29,749,921
Other assets
Intangible assets, net	7,653,269	8,347,200
Net investment in sales-type leases	3,477,039	4,545,977
Deferred income taxes	688,000	-
Long-term investments - available for sale	1,055,750	1,109,250
Long-term investments - held to maturity	5,467,318	13,825,981
Other non-current assets	2,078,165	2,308,214
Total other assets	20,419,541	30,136,622
Total assets	$153,136,512	$147,743,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and other current liabilities	$12,874,798	$11,795,238
Unearned revenues	10,678,427	12,765,396
Total current liabilities	23,553,225	24,560,634
Non-current liabilities
Deferred tax liabilities	-	620,000
Total non-current liabilities	-	620,000
Total liabilities	23,553,225	25,180,634
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
26,053,318 and 25,909,603 issued as of 2009 and
2008, respectively	260,533	259,096
Capital in excess of par value	94,329,398	91,611,078
Retained earnings	74,015,940	69,899,669
Accumulated other comprehensive loss	(18,159)	(203,019)
Less cost of treasury stock, 5,687,631 shares
as of 2009 and 2008	(39,004,425)	(39,004,425)
Total stockholders' equity	129,583,287	122,562,399
Total liabilities and stockholders' equity	$153,136,512	$147,743,033

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

Years Ended December 31,	2009	2008	2007

Net sales
Products	$73,210,550	$98,969,152	$89,280,009
Services	25,145,682	25,525,860	22,962,572
	98,356,232	124,495,012	112,242,581

Cost of sales
Products	40,925,443	47,672,443	40,540,564
Services	11,047,217	10,410,249	11,993,906
	51,972,660	58,082,692	52,534,470

Gross profit	46,383,572	66,412,320	59,708,111

Operating expenses
Research and development	7,737,125	8,973,203	7,465,334
Selling, general and administrative	32,822,727	36,842,665	33,769,880
	40,559,852	45,815,868	41,235,214

Operating income	5,823,720	20,596,452	18,472,897

Other income (expense)
Interest income, net	989,922	2,037,257	2,316,001
Foreign currency transaction losses, net	(232,767)	(834,762)	(503,309)
Other	(398,603)	(1,065,460)	76,468
	358,552	137,035	1,889,160

Income before income taxes	6,182,272	20,733,487	20,362,057
Income taxes	2,066,001	7,118,000	6,037,999

Net income	$4,116,271	$13,615,487	$14,324,058

Net income per common share
Basic	$0.20	$0.66	$0.69
Diluted	0.20	0.65	0.66

Weighted average commons shares outstanding
Basic	20,235,747	20,676,436	20,771,656
Diluted	20,267,999	21,079,265	21,565,618

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Stratasys, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

Years Ended December 31, 2009, 2008, and 2007
					Accumulated
					Other
			Capital in		Comprehensive		Total
	Common Stock		Excess of	Retained	Income	Treasury	Stockholders'	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss)	Stock	Equity	Income
Balances, January 1, 2007	24,889,760	$248,898	$75,602,267	$41,960,124	$(116,995)	$(19,902,375)	$97,791,919
Exercise of stock options and warrants	720,894	7,210	8,501,055				8,508,265
Income tax reductions relating to
exercise of stock options			1,965,436				1,965,436
Stock based compensation			954,783				954,783
Net income				14,324,058			14,324,058	$14,324,058
Other comprehensive income,
foreign currency translation adjustment					289,068		289,068	289,068
Total comprehensive income								$14,613,126
Balances, December 31, 2007	25,610,654	256,108	87,023,541	56,284,182	172,073	(19,902,375)	123,833,529

Exercise of stock options and warrants	298,949	2,988	3,224,060				3,227,048
Income tax reductions relating to
exercise of stock options			41,881				41,881
Purchase of 1,087,575 shares of treasury stock						(19,102,050)	(19,102,050)
Stock based compensation			1,321,596				1,321,596
Net income				13,615,487			13,615,487	$13,615,487
Other comprehensive income,
unrealized loss on securities					(128,000)		(128,000)	(128,000)
foreign currency translation adjustment					(247,092)		(247,092)	(247,092)
Total comprehensive income								$13,240,395
Balances, December 31, 2008	25,909,603	259,096	91,611,078	69,899,669	(203,019)	(39,004,425)	122,562,399

Exercise of stock options and warrants	143,715	1,437	1,664,061				1,665,498
Tax benefit shortfall relating to
exercise of stock options			(82,811)				(82,811)
Stock based compensation			1,137,070				1,137,070
Net income				4,116,271			4,116,271	$4,116,271
Other comprehensive income,
unrealized loss on securities adjustment					26,500		26,500	26,500
foreign currency translation adjustment					158,360		158,360	158,360
Total comprehensive income								$4,301,131
Balances, December 31, 2009	26,053,318	$260,533	$94,329,398	$74,015,940	$(18,159)	$(39,004,425)	$129,583,287

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

Years ended December 31,	2009	2008	2007
Cash flows from operating activities
Net income	$4,116,271	$13,615,487	$14,324,058
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(1,431,000)	(51,000)	(56,000)
Depreciation	5,827,113	4,810,237	3,608,601
Amortization	2,428,540	2,193,609	1,365,735
Stock-based compensation	1,137,070	1,321,597	954,783
Loss (gain) on disposal of property and equipment	314,414	(61,784)	7,379
Loss on write-down of investment	444,000	1,270,750	-

Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	7,289,920	(233,037)	(1,271,388)
Inventories	4,810,441	(6,875,415)	(2,423,068)
Net investment in sales-type leases	1,320,534	(1,057,814)	(1,229,566)
Prepaid expenses	360,468	(100,764)	861,270
Other assets	(119,951)	(964)	(836,268)
Accounts payable and other current liabilities	1,079,560	(2,121,903)	5,588,851
Unearned revenues	(2,086,969)	1,800,925	1,087,752
Excess tax benefit from stock options	-	(18,747)	(812,766)
Net cash provided by operating activities	25,490,411	14,491,177	21,169,373

Cash flows from investing activities
Proceeds from sale of investments	7,022,607	23,875,909	14,475,022
Purchase of investments	(9,920,000)	-	(24,459,978)
Proceeds from sale of property and equipment	38,445	315,726	63,630
Acquisition of property and equipment	(2,284,676)	(8,494,145)	(10,237,990)
Acquisition of intangible and other assets	(1,687,126)	(2,407,221)	(3,682,017)
Net cash provided by (used in) investing activities	(6,830,750)	13,290,269	(23,841,333)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	1,582,687	3,229,259	8,508,265
Excess tax benefit from stock options	-	18,747	812,766
Purchase of treasury stock	-	(19,104,261)	-
Net cash provided by (used in) financing activities	1,582,687	(15,856,255)	9,321,031

Effect of exchange rate changes on cash	127,779	(191,163)	259,855

Net increase in cash and cash equivalents	20,370,127	11,734,028	6,908,926
Cash and cash equivalents, beginning of year	27,945,799	16,211,771	9,302,845

Cash and cash equivalents, end of year	$48,315,926	$27,945,799	$16,211,771

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$626,407	$8,133,189	$3,011,834
Transfer of fixed assets to inventory	245,329	242,701	422,950
Transfer of inventory to fixed assets	716,225	3,118,720	740,388

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less when acquired to be cash equivalents. At December 31, 2009 and 2008, cash equivalents consisted of money market accounts aggregating approximately $46.1 million and $26.1 million, respectively. As of December 31, 2009 and 2008, and at various times during those years, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents. At December 31, 2009 and 2008, cash balances held in foreign bank accounts were approximately $0.3 million and $0.9 million, respectively. Cash balances held in foreign accounts are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States.

Short-term and Long-term Investments

Classification of investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date and liquidity considerations based on market conditions. These investments are then evaluated and classified as available-for-sale or held-to-maturity in accordance with the provisions of the Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. This evaluation takes into consideration the Company’s past history of holding investments until maturity, projected cash flow estimates, future capital requirements, the existence of credit deterioration of the issuer and the Company’s overall investment strategy as established by management and approved by its Board of Directors.

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the realized gain or loss, net of tax, reported in current period income and unrealized gain or loss, net of tax, reported in other comprehensive income. The Company does not hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at December 31, 2009 or 2008, as the fair value of those investments approximated cost.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximate the carrying amounts presented in the consolidated balance sheets.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for returns and doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs and collections and current credit conditions. The Company evaluates a number of factors to assess collectibility, including an evaluation of the creditworthiness of the customer, past payment history, and current economic conditions. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts are written-off against the reserve when management deems the accounts are no longer collectible. The Company also records a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of the Company’s customers.

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

Impairment of Long-Lived Assets

The Company complies with ASC 360, Property, Plant, and Equipment, and annually assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets, at year-end. An impairment loss would be recognized if expected undiscounted future cash flows are less than the carrying amount of the asset. This loss would be determined by calculating the difference by which the carrying amount of the asset exceeds its fair value. Based on the Company’s assessment as of December 31, 2009, no long-lived assets were determined to be impaired.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from two to 30 years. The Company recorded depreciation expense not included in cost of sales of approximately $2.0 million, $1.7 million, and $1.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Intangible Assets

Intangible assets are capitalized and amortized over their estimated useful or economic lives using the straight-line method in conformity with ASC 350, Intangibles – Goodwill and Other, as follows:

RP technology	11 years
Capitalized software development costs	3 years
Patents	10 years
Trademarks	5 years

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The costs of software development, including significant product enhancements, incurred subsequent to establishing technological feasibility have been capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Costs incurred prior to establishment of technological feasibility are charged to research and development expense.

Unearned Revenues

The Company services and supports customers by providing warranties and selling maintenance agreements for its products. Unearned revenues are comprised of purchased and implied maintenance agreements covering future periods. Implied maintenance is the portion of revenue received at the time of a system sale that represents maintenance coverage commitments that were included in the sale that extend beyond the stated warranty period. Maintenance revenue is recognized in equal installments over the period of the agreement. The purchased maintenance is deferred in whole and amortized over the period of coverage ranging from one to five years.

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

Service revenue is derived from sales of maintenance contracts, installation services, and training. Service revenue from maintenance contracts is recognized ratably over the term of the contract, typically one to two years. The Company offers warranty periods ranging from 90 days to one year. On certain sales that require a one-year warranty, the extended warranty is treated for revenue recognition purposes as a maintenance agreement. The fair value of this maintenance agreement is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. Installation service revenues are recognized upon completion of the installation. Training revenues are recognized upon completion of the training.

In accordance with ASC 605, Revenue Recognition, when two or more product offerings are contained in a single arrangement, revenue is allocated between the elements based on their relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately. In the absence of fair value for a delivered element, revenue is allocated first to the fair value of the undelivered elements and then the residual revenue is allocated to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until all undelivered elements have been fulfilled.

Revenues from training and installation are unbundled and are recognized after the services have been performed. Most of the Company’s products are sold through distribution channels, with training and installation services offered by the resellers. For the Dimension product neither installation nor training is offered by the Company. The equipment manufactured and sold by the Company is subject to factory testing that replicates the conditions under which the customers intend to use the equipment. All of the systems are sold subject to published specifications, and all systems sales involve standard models.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assesses collectibility as part of the revenue recognition process. This assessment includes a number of factors such as an evaluation of the creditworthiness of the customer, past payment history, and current economic conditions. If it is determined that collectibility cannot be reasonably assured, the Company will decline shipment, request a down payment, or defer recognition of revenue until ultimate collectibility is reasonably assured.

The Company also records a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of the Company’s customers. There was no provision for product returns and allowances at December 31, 2009, and the provision for product returns and allowances was approximately $122,000 as of December 31, 2008.

Foreign Currency Hedge

The Company invoices sales to certain European distributors in Euros and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. The Company’s strategy is to hedge most of its Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value at the end of each reporting period. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transaction losses, net”.

Advertising

Advertising costs are charged to operations as incurred and were approximately $3.4 million, $4.0 million, and $3.5 million, for 2009, 2008 and 2007, respectively.

Research and Development Costs

The Company complies with ASC 730, Research and Development. Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred.

Sales Tax

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenues) in the Company’s Consolidated Statement of Operations.

Income Taxes

The Company complies with ASC 740, Income Taxes, which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with ASC 740, Income Taxes, the Company takes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

The Company complies with ASC 260, Earnings Per Share, which requires dual presentation of basic and diluted income per common share for all periods presented. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the periods that have net income. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of common shares used to compute basic net income per share and diluted net income per share relates to additional common shares that would be issued upon the assumed exercise of stock options and warrants, net of the common shares that would hypothetically be repurchased using the proceeds received from the original exercise. The additional common shares amounted to 32,252 in 2009, 402,829 in 2008 and 793,962 in 2007. A total of 812,000, 265,000 and 258,000 shares were excluded from the dilution calculation for the years ended December 31, 2009, 2008 and 2007, respectively, since their inclusion would have an anti-dilutive effect.

Stock-Based Compensation

The Company calculates the fair value of stock-based option awards on the date of grant using the Black-Scholes option pricing model. The computation of expected volatility is based on historical volatility from traded options on our stock. The expected option term is calculated in accordance with ASC 718, Compensation – Stock Compensation. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Each of the three factors requires the Company to use judgment and make estimates in determining the percentages and time periods used for the calculation. If the Company were to use different percentages or time periods, the fair value of stock-based option awards could be materially different.

Accrued Product Warranties

The Company’s products are covered by a warranty with periods ranging from ninety days to one year from the date of sale to the end customer. A liability is recorded for future warranty costs in the same period in which related revenue is recognized. The liability is based on anticipated parts and labor costs utilizing historical experience. The Company periodically assesses the adequacy of the warranty reserves based on changes in these factors and records any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that the Company determines that our current or future product repair and replacement costs exceed estimates, an adjustment to these reserves would be charged to earnings in the period such a determination is made. As of December 31, 2009 and 2008, the Company had $0.7 million and $0.3 million, respectively, accrued for future estimated warranty claims.

Comprehensive Income

The Company complies with ASC 220, Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components. The Company reports the financial impact of translating its foreign subsidiaries’ financial statements from local currency to reporting currency as a component of comprehensive income (loss).

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective for the Company beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the consolidated results of operations and financial condition.

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification™ (“ASC”) and amended the hierarchy of accounting principles generally accepted in the United States of America (U.S. GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The guidance was effective for fiscal years and interim periods ended after June 15, 2009. The Company has evaluated any subsequent events through the date of this filing.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined; and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820, Fair Value Measurements and Disclosures, to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. This standard was effective for the Company prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that was previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This standard was effective for the Company beginning April 1, 2009 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2008, the FASB issued an accounting standard which amended the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under ASC 350, Intangibles - Goodwill and Other. This new standard applies to (1) intangible assets that are acquired individually or with a group of other assets; and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewals or extensions. The guidance was effective for the Company beginning January 1, 2009 and did not have a material impact on the consolidated results of operations or financial condition.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities in ASC 815, Derivatives and Hedging, which requires additional disclosures about an entity’s strategies and objectives for using derivative instruments, the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under ASC 815 and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures are also required with respect to derivative features that are credit risk related. The standard was effective for the Company beginning January 1, 2009 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB ratified a standard related to accounting for collaborative arrangements which discusses how parties to a collaborative arrangement (that does not establish a legal entity within such arrangement) should account for various activities. The standard indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to ASC 605-45, Principal Agent Considerations. Additionally, the guidance provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative standards, analogy to such standards if not within their scope, or a reasonable, rational, and consistently applied accounting policy election. The guidance was effective for the Company beginning January 1, 2009 and was required to be applied retrospectively to all periods presented for collaborative arrangements that existed as of the date of adoption. This adoption did not have a material impact on the consolidated results of operations or financial condition and the required disclosures are provided in Note 14 – Accounting for Collaborative Arrangements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. The Company adopted the standard as amended by subsequent FASB standards beginning January 1, 2008 on a prospective basis. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. These remaining aspects of the fair value measurement standard were adopted by the Company prospectively beginning January 1, 2009. This adoption did not have a material impact on the consolidated results of operations or financial condition and the disclosures required by it are provided in Note 11 – Fair Value Measurements.

Note 2. Investments

Classification of investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date and liquidity considerations based on market conditions. These investments are then evaluated and classified as available-for-sale or held-to-maturity in accordance with the provisions of ASC 320, Investments - Debt and Equity Securities. This evaluation takes into consideration the Company’s past history of holding investments until maturity, projected cash flow estimates, future capital requirements, the existence of credit deterioration of the issuer and the Company’s overall investment strategy as established by management and approved by the Company’s Board of Directors.

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. The Company does not hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at December 31, 2009 or December 31, 2008, as the fair value of those investments approximated cost.

The Company invests in certificates of deposit, tax-free auction rate securities, government bonds, and municipal notes, all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at December 31, 2009 and 2008.

	2009	2008
Government bonds	$8,113,361	$4,834,698
Other securities	357	357
Certificates of deposit	7,960,000	-
Short-term investments - held to maturity	16,073,718	4,835,055

Auction rate securities	1,055,750	1,109,250
Long-term investments - available for sale securities	1,055,750	1,109,250

Auction rate securities	2,400,000	2,400,000
Government bonds	1,107,318	11,425,981
Certificates of deposit	1,960,000	-
Long-term investments - held to maturity	5,467,318	13,825,981

Total investments	$22,596,786	$19,770,286

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term and long-term investments consist of certificates of deposit, tax-free government bonds, and Auction Rate Securities (“ARS”). At December 31, 2009, the Company’s investments included:
  approximately $9.2 million in municipal government bonds maturing between April 2010 and February 2026, all of which have ratings between Aa2 and Baa1 at December 31, 2009;

  approximately $9.9 million in certificates of deposit maturing between February 2010 and February 2011.

  approximately $2.4 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at December 31, 2009; and

  approximately $1.1 million of a tax-free ARS, which does not currently have an active trading market and matures in February 2042. This ARS had a rating of Caa3 at December 31, 2009 and is further explained below.
The balance sheet caption titled “Long-term investments – available for sale securities” consisted of approximately $1.1 million of a tax-free ARS. This balance represents the current estimated fair value of an ARS issued by Jefferson County, Alabama with a face value of $2.6 million. The investment is part of a multi-billion series of bonds issued by Jefferson County to build its sewer and water treatment system (“system”). The County entered into interest rate swaps to protect itself from rising interest rates, but the swaps proved ineffective and the revenue from the system will not adequately support the higher interest rates. The bond is insured by Financial Guaranty Insurance Company (“FGIC”) and matures in 2042. However, with the collapse of the ARS market, the weakened financial condition of FGIC, and the County’s financial condition, the rating of this ARS has gone from Aaa to Caa3. The Company has received $25,000 in principal payments on this ARS and no additional principal payments have become due. The Company has received all scheduled interest payments on this ARS through December 31, 2009. Due to the current financial condition of the County and the absence of an active market for this security, the Company only records interest income as cash payments are received.

With the assistance of outside consultants, the Company has reviewed this ARS, including expected cash flows, assessed the credit risk, analyzed and extrapolated yield information on comparable composites, and reviewed independent research from various public sources concerning the ARS market. From that assessment, the Company has concluded that during 2008 it had incurred both a temporary and other-than-temporary impairment and recognized impairments of $195,000 and $1,270,750, respectively. Based upon a reevaluation that occurred in late 2009, a portion of the temporary impairment is now considered other-than-temporary and an additional portion of the net carrying amount has also been considered as impaired on an other-than-temporary basis. The following table summarizes the activity of this investment from December 31, 2007 to December 31, 2009.

Face value of investment as of December 31, 2007	$2,600,000
Principal payment	(25,000)
Temporary impairment - recognized in other comprehensive income	(195,000)
Other-than-temporary impairment - recognized in other income	(1,270,750)
Net carrying value at December 31, 2008	1,109,250

Temporary impairment transferred to other-than-temporary impairment	40,500
Other-than-temporary impairment - recognized in other income	(94,000)
Net carrying value at December 31, 2009	$1,055,750

Note 3. Inventories

Inventories consisted of the following at December 31:

	2009	2008
Finished goods	$6,288,314	$11,968,337
Raw materials	8,319,700	7,921,014
	$14,608,014	$19,889,351

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Net Investment in Sales-type Leases

The Company leases certain of its systems under agreements accounted for as sales-type leases. Included in revenues for the years ended December 31, 2009, 2008 and 2007 are approximately $1.7 million, $3.1 million and $2.3 million, respectively, of revenues related to sales-type leases. These non-cancelable leases expire over the next one to five years.

The following lists the components of the net investment in sales-type leases as of December 31, 2009 and 2008:

	2009	2008
Future minimum lease payments receivable	$7,713,133	$8,741,091
Less allowance for doubtful accounts	(222,011)	(324,642)
Net future minimum lease payment receivable	7,491,122	8,416,449
Less unearned interest income	(395,207)	(625,442)
Net investment in sales-type leases	$7,095,915	$7,791,007

Future minimum lease payments due from customers under sales-type leases as of December 31, 2009 were as follows:

Year ending December 31,
2010	$4,061,405
2011	1,938,656
2012	881,936
2013	618,297
2014	212,839
$7,713,133

The interest income for sales-type leases amounted to approximately $405,000, $444,000, and $329,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31:

	2009	2008
Machinery and equipment	$23,933,169	$22,390,912
Building and improvements	11,780,928	10,974,508
Land and improvements	3,120,619	3,120,618
Computer equipment and software	10,305,828	9,650,394
Office equipment	2,473,521	2,472,412
Furniture and fixtures	2,213,695	2,160,242
Capital work-in-progress	1,851,158	2,847,798
	55,678,918	53,616,884

Accumulated depreciation and amortization	29,352,906	23,866,963
	$26,326,012	$29,749,921

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Intangible Assets

Intangible assets consisted of the following at December 31:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
RP technology	$5,548,417	$3,709,907	$5,523,255	$3,400,011
Capitalized software development costs	12,263,654	8,578,822	10,932,766	6,760,199
Patents	3,304,396	2,066,802	3,012,685	1,838,149
Trademarks	287,682	263,049	271,254	232,010
	21,404,149	$14,618,580	19,739,960	$12,230,369
Accumulated amortization	14,618,580		12,230,369
Net book value of amortizable intangible assets	6,785,569		7,509,591
Goodwill	867,700		837,609
Net book value intangible assets	$7,653,269		$8,347,200

For the years ended December 31, 2009, 2008 and 2007, amortization of intangible assets charged to operations was approximately $2.4 million, $2.1 million and $1.3 million, respectively. The weighted average remaining amortization period for intangible assets as of December 31, 2009 and 2008 was approximately 2.8 and 3.6 years, respectively. The change in goodwill between 2009 and 2008 is due to translation as this amount is denominated in a foreign currency.

Estimated amortization expense, for all intangible assets, for the five years subsequent to December 31, 2009 is as follows:

Year ending December 31,
2010	$2,295,000
2011	1,751,000
2012	939,000
2013	633,000
2014	423,000

Note 7. Line of Credit

The Company had an available line of credit from a financial institution of $1.0 million as of December 31, 2009. The credit line bears interest at defined rates based upon two different indexes and expires in July, 2010. No amounts were outstanding at December 31, 2009 and 2008. The company expects to renew this line of credit upon expiration.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following at December 31:

	2009	2008
Trade	$4,833,992	$6,002,138
Compensation, commissions and related benefits	2,993,844	3,962,650
Reserve for warranty expenses	677,757	321,874
Taxes	2,686,979	20,067
Other	1,682,226	1,488,509
	$12,874,798	$11,795,238

A summary of warranty activity for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Beginning balance	$321,874	$270,858
Accruals for warranties issued during the period	1,280,163	454,007
Warranty costs incurred during the period	(924,280)	(402,991)
Ending balance	$677,757	$321,874

Note 9. Unearned Revenues

Unearned revenues consisted of the following at December 31:

	2009	2008
Maintenance contracts	$9,223,806	$9,058,501
Implied maintenance contracts	566,377	2,990,228
Other	888,244	716,667
	$10,678,427	$12,765,396

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes

The components of the Company's deferred tax assets (liabilities) at December 31, 2009 and 2008 were as follows:

	2009	2008
Current deferred tax assets:
Inventory reserves	$700,000	$713,000
Deferred maintenance revenue	551,000	729,000
Allowance for doubtful accounts	330,000	307,000
State research and development
credit carryforward	158,000	224,000
Reserve for warranty expenses	252,000	102,000
Vacation accrual	239,000	167,000
Reserve for sales returns, net	-	46,000
Current deferred tax assets	2,230,000	2,288,000
Current deferred tax liabilities:
Unrealized gain on foreign currency	47,000	(120,000)
Net current deferred tax assets	$2,277,000	$2,168,000

Long-term deferred tax assets:
Stock compensation expense	458,000	530,000
Investment reserves	694,000	551,000
Amortization	820,000	228,000
Long-term deferred tax assets	1,972,000	1,309,000
Long-term deferred tax liabilities:
Depreciation	(1,047,000)	(1,673,000)
Software capitalization	(237,000)	(256,000)
Net long-term deferred tax assets (liabilities)	$688,000	$(620,000)

Income (loss) before income taxes for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
United States	$5,994,420	$20,270,134	$19,915,766
Foreign	187,852	463,353	446,291
	$6,182,272	$20,733,487	$20,362,057

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Current
Federal	$3,143,000	$5,976,000	$6,547,184
State	416,000	878,000	(718,749)
Foreign	130,000	121,000	153,564
	3,689,000	6,975,000	5,981,999

Deferred
Federal	(1,604,000)	133,000	(157,000)
State	(19,000)	10,000	213,000
	(1,623,000)	143,000	56,000
Total Income taxes	$2,066,000	$7,118,000	$6,037,999

During the year ended December 31, 2009, approximately $83,000 was subtracted from additional paid-in capital in accordance with ASC 740, Income Taxes, reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions. During the years ended December 31, 2008, and 2007, approximately $42,000, and $1,965,000, respectively, was added to additional paid-in capital to reflect the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2009, 2008 and 2007 is set forth below:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of
federal benefit	2.6	2.5	1.9
Prior year amendments for state
research and development credits	-	-	(3.7)
Tax exempt interest income	(2.6)	(2.0)	(3.2)
Stock compensation expense	2.0	1.3	0.7
Manufacturing deduction	(2.0)	(1.4)	(1.8)
Federal research and
development tax credit	(4.9)	(2.1)	(1.8)
Tax contingencies	2.4	0.9	2.2
Other	0.9	0.1	0.3
Effective income tax rate	33.4%	34.3%	29.6%

At December 31, 2009 the Company had Minnesota tax credit carry-forwards of approximately $158,000. The Company expects to utilize its state research and development tax credit carry-forwards that would otherwise expire from 2018 through 2023.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of ASC 740.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to income taxes in the U.S., various states and certain foreign jurisdictions. It may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2006 through 2009. Its Federal income tax returns are closed for all tax years up to and including 2005. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state and foreign jurisdiction.

At December 31, 2009 and 2008, the Company had unrecognized tax benefits of $1.2 million and $1.2 million, respectively. If recognized, these benefits would favorably impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at beginning of year	$1,223,000	$1,021,593
Additions for tax positions related to the current year	95,000	244,208
Reduction of reserve for reassessment position	(86,000)	(42,801)
Balance at end of year	$1,232,000	$1,223,000

The increase in tax liabilities is primarily due to potential U.S. federal and state adjustments taken in the Company’s 2009 income tax provision. The Company’s policy is to include interest and penalties related to its tax contingencies in income tax expense. The Company currently estimates that unrecognized tax benefits will not change materially in the next twelve months.

Note 11. Fair Value Measurements

As discussed in Note 1 - Recently Issued Accounting Pronouncements, the Company adopted the provisions of ASC 820, Fair Value Measurements, on January 1, 2008 for financial assets and liabilities and for non-financial assets and non-financial liabilities measured on a non-recurring basis on January 1, 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs at December 31:

Auction rate securities	2009	2008
Beginning balance	$3,509,250	$18,800,000
Total gains or (losses):
Included in earnings	(94,000)	(1,270,750)
Included in other comprehensive income	40,500	(195,000)
Settlements	-	(13,825,000)
Ending balance	3,455,750	3,509,250
Classified as long-term investments - held to maturity	(2,400,000)	(2,400,000)
Classified as long-term investments - available for sale securities	$1,055,750	$1,109,250

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

The aspects of ASC 820 for which the effective date was deferred until January 1, 2009 relate to non-financial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis.

At December 31, 2009, the Company recorded a $350,000 impairment related to a $1.4 million equity investment that is accounted for under the cost method as prescribed by ASC Topic 325-20 “Cost Method Investments”. During the fourth quarter, the Company considered the entity’s current and projected decreases in revenue to be an impairment indicator and consequently performed a fair value analysis. The resulting impairment of $350,000 was considered to be other-than-temporary and was recognized as a charge to other income.

Note 12. Material Commitments

The Company estimates that at December 31, 2009 and 2008, it had approximately $13.6 million and $16.3 million, respectively, of purchase commitments for inventory from vendors. The Company also rents certain of its facilities under non-cancellable operating leases, which expire through 2011. The Company intends to finance its purchase commitments from existing cash and investments or from cash flows from operations.

Aggregate future minimum annual rental payments in the years subsequent to December 31, 2009 are approximately as follows:

Year ending December 31,
2010	$585,000
2011	470,000
2012	130,000

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $589,000, $598,000 and $894,000, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Restructuring Activities

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

In addition, the Company took certain cost-saving measures in the first quarter of 2009 that lowered fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of the Company’s long-term strategy. These cost-saving measures resulted in a charge of $779,000 in the first quarter of 2009, consisting primarily of severance costs related to a reduction in force. Final severance payments were completed during the third quarter of 2009 and the unused portion of the provision, noted as “adjustments” in the table below, was recorded in income for the current period.

A summary of the activity of these restructuring and other costs recognized in the Statement of Operations caption “Selling, general and administrative” is as follows:

	Employee-	Contract
	Related Items and	Terminations and
	Benefits	Other	Total
Accrued balance as of December 31, 2008	$306,014	$66,881	$372,895
Expenses incurred	779,000	-	779,000
Cash payments	(810,707)	(66,881)	(877,588)
Adjustments	(274,307)	-	(274,307)
Accrued balance as of December 31, 2009	$-	$-	$-

Note 14. Accounting for Collaborative Arrangements

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

Due to the success of this initial arrangement, the Company is continuing this relationship under similar terms and objectives. During the years ended December 31, 2009, 2008, and 2007, approximately $2.2 million, $0.3 million, and 1.0 million, respectively, of research and development expenses were offset by payments that were received from this company.

Note 15. Foreign Currency Hedge

The Company invoices sales to certain European distributors in Euros and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. The Company’s strategy is to hedge most of its Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value at the end of the reporting period. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transaction losses, net”.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company hedged between €2.8 million and €5.0 million during the year ended December 31, 2009 and between €2.5 million and €5.1 million during the year ended December 31, 2008 related to accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation loss of approximately $115,000 for the year ended December 31, 2009 and a gain of approximately $235,000 for the year ended December 31, 2008.

The Company will continue to monitor exposure to currency fluctuations. Instruments that may be used to hedge future risks may include foreign currency forward, swap, and option contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Note 16. Common Stock

In August 2007, the Company effected a two-for-one stock split of the Company’s common stock in the form of a common stock dividend. Prior year share and per-share information has been retroactively adjusted to reflect the stock split.

The Company has a common stock repurchase program and repurchased no shares during the year ended December 31, 2009. The Company repurchased 1,089,575 shares of common stock during the year ended December 31, 2008. As of December 31, 2009, the Company had authorization to repurchase approximately $10.9 million of additional common stock.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stock Options and Warrants

The Company has various stock option plans that have been approved by stockholders. After giving effect to the Company’s two-for-one stock split, the plans provided for the granting of options to purchase up to 4,825,000 shares of the Company’s common stock to qualified employees of the Company, independent contractors, consultants, and other persons. Of those 4,825,000 shares approved for grant, 3,712,634 have been granted, leaving 1,112,366 shares available to be granted by the Company as of December 31, 2009. Options principally vest immediately or ratably over five years and are exercisable over a period ranging from five years to six years and one-month. The information presented below has been adjusted to reflect the Company’s two-for-one stock split.

					Weighted
	Number				Average
	of Options	Per Share			Exercise
	Outstanding	Exercise Price			Price
Shares under option
at January 1, 2007	2,305,822	$0.92	-	$17.92	$13.01
Granted in 2007	260,000	20.75	-	26.15	23.11
Exercised in 2007	(720,894)	1.02	-	14.66	11.81
Expired in 2007	(15,900)	1.00	-	2.83	1.84
Forfeited in 2007	(27,000)	1.02	-	14.43	13.16
Shares under option
at December 31, 2007	1,802,028	1.02		26.15	15.02
Granted in 2008	281,500	9.30	-	22.06	11.67
Exercised in 2008	(234,300)	1.67	-	14.43	13.78
Expired in 2008	(53,050)	1.02	-	14.30	11.78
Forfeited in 2008	(60,800)	12.49	-	23.04	15.05
Shares under option
at December 31, 2008	1,735,378	2.54	-	26.15	14.42
Granted in 2009	283,750	8.27	-	9.90	9.82
Exercised in 2009	(294,400)	4.35	-	14.53	12.90
Expired in 2009	(122,800)	3.81	-	14.43	14.30
Forfeited in 2009	(82,300)	9.30	-	23.04	14.68
Shares under option
at December 31, 2009	1,519,628	$8.27	-	$26.15	$14.08

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock options exercisable at December 31, 2009, 2008 and 2007 is as follows:

					Weighted
	Number				Average
	of	Per Share			Exercise
	Shares	Exercise Price			Price
Options exercisable at
December 31, 2009	735,478	$8.27	-	$26.15	$14.49

Options exercisable at
December 31, 2008	1,199,078	$2.54	-	$26.15	$13.57

Options exercisable at
December 31, 2007	1,411,978	$1.67	-	$17.92	$14.34

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2009	Life in Years	Price	2009	Price
8.27 - 9.90	414,250	5.1	$9.57	38,700	$8.93
10.92 - 13.22	421,200	2.7	12.63	257,200	12.43
14.17 - 14.48	424,178	0.9	14.44	350,178	14.44
16.17 - 26.15	260,000	3.9	22.82	89,400	23.01
	1,519,628		14.08	735,478	14.49
Aggregate
intrinsic value	$6,257,438			$2,554,579

The weighted average life remaining on vested options is 1.6 years. The weighted average grant date fair value based on the Black-Scholes model was $3.59 for options granted in 2009. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was approximately $3.1 million in 2009, $1.1 million in 2008 and $5.8 million in 2007.

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2009, 2008 and 2007. The following assumptions were applied in determining the pro forma compensation cost:

	2009	2008	2007
Risk-free interest rate	2.0%	3.9%	3.3%
Expected option term	4.5 years	4.5 years	4.5 years
Expected price volatility	40%	43%	47%
Dividend yield	-	-	-

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility from traded options on the Company’s stock. The expected option term was calculated in accordance with ASC 718, Compensation – Stock Compensation. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no outstanding warrants to purchase the Company’s common stock at December 31, 2009. As part of the sale of common stock and of other agreements, the Company had issued warrants to purchase the Company’s common stock. During 2008, 59,639 net shares were issued as a result of the exercise of warrants. Stock warrants totaling 139,500 shares were exercised at an average price of $11.99 per share; 79,861 shares were surrendered as payment, in lieu of cash, at an average price of $20.95 per share. As of December 31, 2008, the Company had 310,500 warrants outstanding with exercise prices ranging from $11.56 to $13.82 with a weighted average price per share of $12.34. These remaining warrants expired on February 22, 2009 without being exercised.

As of December 31, 2007, the Company had 450,000 warrants outstanding with at average per share price of $12.23. No warrants were issued or exercised in 2007.

As of December 31, 2009, there was approximately $3.1 million of total unrecognized compensation expense related to unvested share-based compensation granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The fair value of options shares vested during the year 2009 was approximately $1.1 million.

Note 18. Litigation

The Company is a party to various legal matters, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 19. Export Sales

Export sales were as follows for the years ended December 31:

	2009	2008	2007
Europe	$26,308,543	$37,430,146	$27,144,055
Asia Pacific	15,814,405	18,533,549	19,806,049
Other	1,076,828	1,883,206	2,767,662
	$43,199,776	$57,846,901	$49,717,766

At December 31, 2009 and 2008, accounts receivable included balances due from foreign customers of approximately $11.7 million and $13.8 million, respectively.

Note 20. Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) that covers all eligible employees as defined in the Plan. Participants may elect to contribute up to 50% of pre-tax annual compensation, as defined by the Plan, up to a maximum amount prescribed by the IRC. The Company, at its discretion, makes matching contributions equal to the lesser of $3,000 or 3% of the participant’s annual compensation. The Company, at its discretion, may make additional contributions, also subject to IRC limitations. Due to the weak economy, the company suspended making discretionary matching contributions in February 2009. For the years ended December 31, 2009, 2008 and 2007 the Company made 401(k) Plan contributions of approximately $112,000, $578,000 and $506,000, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Quarterly Results (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Net sales	$23,144,801	$24,648,277	$24,329,396	$26,233,758
Gross profit	9,572,352	11,573,221	11,868,254	13,369,745
Net income (loss)	(703,929)	849,571	1,578,800	2,391,829
Net income (loss) per common share:
Basic	$(0.03)	$0.04	$0.08	$0.12
Diluted	(0.03)	0.04	0.08	0.12

2008
Net sales	$30,707,689	$31,274,922	$30,569,428	$31,942,973
Gross profit	17,363,877	17,308,370	15,814,438	15,925,634
Net income	3,798,569	4,096,056	3,709,567	2,011,295
Net income per common share:
Basic	$0.18	$0.20	$0.18	$0.10
Diluted	0.18	0.19	0.18	0.10

Note 22. Subsequent Events

On January 18, 2010, the Company entered into a Master OEM Agreement (the “Agreement”) with Hewlett-Packard Company (“HP”). During the initial term of the Agreement, which expires September 30, 2011, the Company will develop and manufacture a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP brand in France, Germany, Italy, Spain and the United Kingdom. HP has agreed not to sell any other 3D printers manufactured by other companies throughout the world for the term of the Agreement. The term of the Agreement will be extended for additional one-year periods unless terminated on advance notice by either party. During the term of the Agreement, the Company has agreed not to sell comparable products covered by the Agreement directly or indirectly in the territory covered by the Agreement. The Agreement does not require HP to purchase any minimum quantity of products.

The Company expects the first products will be available to be shipped to HP customers in the first half of 2010. After the initial term or by mutual agreement, the territory in which HP will have the exclusive right to sell the 3D printers covered by the Agreement may be expanded to additional countries worldwide.

The Company also entered into a Protective Rights Agreement with HP in which the Company has agreed to notify HP if (i) the Company decides to engage in negotiations in response to an acquisition offer, (ii) the Company decides to investigate a potential acquisition of the Company, or (iii) the Company becomes aware of an offer to purchase securities that would result in an acquisition of the Company. The Protective Rights Agreement will terminate on the earlier of three months after termination of the Agreement or an acquisition of the Company.

On January 18, 2010, in connection with the Agreement and the Protective Rights Agreement, the Company issued a warrant to HP to purchase 500,000 shares of common stock at an exercise price of $17.78 per share (the “Warrant”), which vests immediately. The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, Rule 506 thereunder, for the issuance of the Warrant. The Company expects to take a non-cash charge of approximately $5.0 million during the first quarter of 2010 related to the value of these warrants.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2009, 2008, and 2007

COLUMN A	Column B	Column C - Additions		Column D	Column E
	Balances at	Charged to			Balances
	beginning	costs and	Charged to		at end
Description	of period	expenses	other accounts	Deductions	of period
2009
Reserve for bad debts and allowances	$1,225,606	$672,241	$-	$772,735	1,125,112
Reserve for sales returns and other allowances	121,556	-	-	121,556	-

2008
Reserve for bad debts and allowances	1,169,464	441,321	-	385,179	1,225,606
Reserve for sales returns and other allowances	191,006	-	-	69,450	121,556

2007
Reserve for bad debts and allowances	1,097,193	749,977	-	677,706	1,169,464
Reserve for sales returns and other allowances	168,644	170,700	-	148,338	191,006

(b) Exhibits

EXHIBIT
NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company.(8)

3.2	Amended and Restated By-Laws of the Company.(7)

10.1	Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.2	Employee Confidentiality Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.3	Stratasys, Inc. 1998 Incentive Stock Option Plan.(4)*

10.4	Stratasys, Inc. 2000 Incentive Stock Option Plan.(5)*

10.5	Stratasys, Inc. 2002 Long-Term Performance and Incentive Plan.(6)*

10.6	Stratasys, Inc. 2008 Long-Term Performance and Incentive Plan.(9)*

10.7	Form of Option Agreement for employees.(9)*

10.8	Form of Option Agreement for directors.(9)*

10.9	Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects.(3)

10.10	Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects.(3)

10.11	Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb, William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling.(3)

10.12	Asset Purchase Agreement between the Company and IBM dated January 1, 1995.(2)

14.1	Code of Business Conduct and Ethics.(9)

21.1	Subsidiaries of the Company.(8)

23.1	Consent of Grant Thornton LLP.(10)

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(10)

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(10)

EXHIBIT
NO.	DESCRIPTION
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 33- 83638-C) filed September 2, 1994.

(2)	Incorporated by reference from the Company’s Form 8-K, Amendment No. 2, dated January 1, 1995.

(3)	Incorporated by reference from Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.

(4)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1998 Annual Meeting of Stockholders.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333- 32782) filed March 17, 2000.

(6)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 2002 Annual Meeting of Stockholders.

(7)	Incorporated by reference from the Company’s Form 8-K filed July 31, 2007.

(8)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2007.

(9)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2008.

(10)	Filed herewith.

*	Compensatory plan or arrangement.

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

STRATASYS, INC.

By:	/s/ S. SCOTT CRUMP
S. Scott Crump
President
Dated:	March 8, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board of Directors,
/s/ S. SCOTT CRUMP	President, Chief Executive Officer,	March 8, 2010
S. Scott Crump	Treasurer (Principal Executive
Officer)

/s/ ROBERT F. GALLAGHER	Chief Financial Officer (Principal	March 8, 2010
Robert F. Gallagher	Financial and Accounting Officer)

/s/ RALPH E. CRUMP	Director	March 8, 2010
Ralph E. Crump

/s/ EDWARD J. FIERKO	Director	March 8, 2010
Edward J. Fierko

/s/ JOHN J. MCELENEY	Director	March 8, 2010
John J. McEleney

/s/ CLIFFORD H. SCHWIETER	Director	March 8, 2010
Clifford H. Schwieter

/s/ GREGORY L. WILSON	Director	March 8, 2010
Gregory L. Wilson