Form 10-Q
period 2010-03-31
STRATASYS INC
filed 2010-05-10
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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
Yes [     ] No [ ✓ ]

     As of May 3, 2010 the Registrant had 20,510,787 shares of common stock, $.01 par value, issued and outstanding.

Stratasys, Inc.

Table of Contents

		Page
Part I.	Financial Information
Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	1

	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2010 and 2009	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II.	Other Information

Item 6.	Exhibits	21

Signatures		22

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$50,563,841	$48,315,926
Short-term investments - held to maturity	17,025,763	16,073,718
Accounts receivable, less allowance for returns and
doubtful accounts of $1,411,331 at March 31,
2010 and $903,101 at December 31, 2009	19,671,215	19,249,813
Inventories	16,854,971	14,608,014
Net investment in sales-type leases, less allowance
for doubtful accounts of $131,202 at March 31,
2010 and $222,011 at December 31, 2009	3,920,267	3,618,876
Prepaid expenses and other current assets	1,903,545	2,247,612
Deferred income taxes	2,277,000	2,277,000
Total current assets	112,216,602	106,390,959
Property and equipment, net	26,576,484	26,326,012

Other assets
Intangible assets, net	7,381,454	7,653,269
Net investment in sales-type leases	3,255,499	3,477,039
Deferred income taxes	688,000	688,000
Long-term investments - available for sale	1,030,750	1,055,750
Long-term investments - held to maturity	3,501,802	5,467,318
Other non-current assets	1,958,708	2,078,165
Total other assets	17,816,213	20,419,541
Total assets	$156,609,299	$153,136,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and other current liabilities	$10,728,717	$12,874,798
Unearned revenues	11,262,898	10,678,427
Total current liabilities	21,991,615	23,553,225

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
26,198,418 and 26,053,318 issued as of March 31,
2010 and December 31, 2009, respectively	261,984	260,533
Capital in excess of par value	99,939,823	94,329,398
Retained earnings	73,572,839	74,015,940
Accumulated other comprehensive loss	(152,537)	(18,159)
Less cost of treasury stock, 5,687,631 shares as of
March 31, 2010 and December 31, 2009	(39,004,425)	(39,004,425)
Total stockholders' equity	134,617,684	129,583,287
Total liabilities and stockholders' equity	$156,609,299	$153,136,512

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Three Months Ended March 31,
	2010	2009
Net sales
Products	$21,761,618	$16,951,502
Services	6,232,507	6,193,299
Fair value of warrant related to OEM agreement	(4,987,806)	-
	23,006,319	23,144,801

Cost of sales
Products	10,678,018	10,686,156
Services	2,908,226	2,886,293
	13,586,244	13,572,449

Gross profit	9,420,075	9,572,352

Operating expenses
Research and development	2,398,498	1,871,760
Selling, general and administrative	7,783,720	9,308,209
	10,182,218	11,179,969

Operating loss	(762,143)	(1,607,617)

Other income (expense)
Interest income, net	215,199	286,353
Foreign currency transaction gains (losses), net	(359,255)	236,601
Other	18,240	13,726
	(125,816)	536,680

Loss before income taxes	(887,959)	(1,070,937)
Income tax benefit	(444,858)	(367,008)

Net Loss	$(443,101)	$(703,929)

Net loss per common share
Basic	$(0.02)	$(0.03)
Diluted	(0.02)	(0.03)

Weighted average common shares outstanding
Basic	20,441,217	20,222,127
Diluted	20,441,217	20,222,127

Comprehensive Loss
Net loss	$(443,101)	$(703,929)
Other comprehensive loss:
Foreign currency translation adjustment	(134,378)	$(165,692)
Comprehensive loss	$(577,479)	$(869,621)

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(443,101)	$(703,929)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,470,731	1,484,844
Amortization	615,379	719,886
Stock-based compensation	310,544	486,769
Fair value of warrant related to OEM agreement	4,987,806	-
Loss on disposal of property and equipment	-	356

Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	(421,402)	2,853,098
Inventories	(3,150,614)	(351,132)
Net investment in sales-type leases	(79,851)	1,220,892
Prepaid expenses	344,067	1,187,560
Other assets	119,457	(12,471)
Accounts payable and other current liabilities	(1,665,587)	(2,672,834)
Unearned revenues	584,471	(1,255,707)
Net cash provided by operating activities	2,671,900	2,957,332

Cash flows from investing activities
Proceeds from sale of investments	1,005,000	1,025,795
Proceeds from sale of property and equipment	-	1,000
Acquisition of property and equipment	(825,236)	(677,111)
Acquisition of intangible and other assets	(310,093)	(473,345)
Net cash used in investing activities	(130,329)	(123,661)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	1,969,637	2,610
Cash paid for vested stock option repurchases	(2,136,605)	-
Net cash provided by (used in) financing activities	(166,968)	2,610

Effect of exchange rate changes on cash	(126,688)	(117,310)

Net increase in cash and cash equivalents	2,247,915	2,718,972
Cash and cash equivalents, beginning of year	48,315,926	27,945,799

Cash and cash equivalents, end of year	$50,563,841	$30,664,771

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$1,850,437	$202,627
Transfer of fixed assets to inventory	133,705	44,950
Transfer of inventory to fixed assets	1,037,361	55,771

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2 Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under FASB Accounting Standards Codification™ (“ASC”) 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010.  Additional disclosures required by this standard for 2010 are included in Note 10 – Fair Value Measurements.  Since this standard impacts disclosure requirements only, the adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

Note 3 Warrant Charge to Revenue

In connection with an Master OEM Agreement (the “Agreement”) and a Protective Rights Agreement with Hewlett-Packard Company (“HP”), the Company issued a warrant to HP to purchase 500,000 shares of common stock at an exercise price of $17.78 per share (the “Warrant”), which vested immediately. The Company used the Black-Scholes pricing model to calculate the fair value of the Warrant, which is the same methodology used to calculate the fair value of stock-based compensation grants. The Company accounted for the fair value of this Warrant under the guidance of ASC 605, Revenue Recognition, and recognized the fair value as a reduction of revenues at the date of the grant.

Note 4 Investments

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

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. The Company does not hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at March 31, 2010 or December 31, 2009, as the fair value of those investments approximated cost.

The Company invests in certificates of deposit, tax-free auction rate securities, government bonds, and municipal notes, all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at March 31, 2010 and December 31, 2009.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2010	2009
	(unaudited)
Government bonds	$8,085,406	$8,113,361
Other securities	357	357
Certificates of deposit	8,940,000	7,960,000
Short-term investments - held to maturity	17,025,763	16,073,718

Auction rate securities	1,030,750	1,055,750
Long-term investments - available for sale securities	1,030,750	1,055,750

Auction rate securities	2,400,000	2,400,000
Government bonds	1,101,802	1,107,318
Certificates of deposit	-	1,960,000
Long-term investments - held to maturity	3,501,802	5,467,318

Total investments	$21,558,315	$22,596,786

Short-term and long-term investments consist of certificates of deposit, tax-free government bonds, and Auction Rate Securities (“ARS”). At March 31, 2010, the Company’s investments included:
  approximately $9.2 million in municipal government bonds maturing between April 2010 and May 2026, all of which have ratings between Aa2 and Baa1 at March 31, 2010;

  approximately $8.9 million in certificates of deposit maturing between April 2010 and February 2011.

  approximately $2.4 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at March 31, 2010; and

  approximately $1.0 million of a tax-free ARS, which does not currently have an active trading market and matures in February 2042. This ARS had a rating of Caa3 at March 31, 2010 and is further explained below.
The balance sheet caption titled “Long-term investments – available for sale securities” consisted of approximately $1.0 million of a tax-free ARS. This balance represents the current estimated fair value of an ARS issued by Jefferson County, Alabama with a face value of $2.6 million. The investment is part of a multi-billion series of bonds issued by Jefferson County to build its sewer and water treatment system (“system”). The County entered into interest rate swaps to protect itself from rising interest rates, but the swaps proved ineffective and the revenue from the system will not adequately support the higher interest rates. The bond is insured by Financial Guaranty Insurance Company (“FGIC”) and matures in 2042. However, with the collapse of the ARS market, the weakened financial condition of FGIC, and the County’s financial condition, the rating of this ARS has gone from Aaa to Caa3. The Company has received $50,000 in principal payments on this ARS and no additional principal payments have become due. The Company has received all scheduled interest payments on this ARS through March 31, 2010. Due to the current financial condition of the County and the absence of an active market for this security, the Company only records interest income as cash payments are received.

With the assistance of outside consultants, the Company has reviewed this ARS, including expected cash flows, assessed the credit risk, analyzed and extrapolated yield information on comparable composites, and reviewed independent research from various public sources concerning the ARS market. From that assessment, the Company concluded that during 2008 it had incurred both a temporary and other-than-temporary impairment and recognized impairments of $195,000 and $1,270,750, respectively. Based upon a reevaluation that occurred in late 2009, a portion of the previously recognized temporary impairment was considered other-than-temporary and an additional portion of the net carrying amount was considered as impaired on an other-than-temporary basis. The following table summarizes the activity of this investment from December 31, 2007 to March 31, 2010.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Face value of investment as of December 31, 2007	$2,600,000
Principal payment	(25,000)
Temporary impairment - recognized in other comprehensive income	(195,000)
Other-than-temporary impairment - recognized in other income	(1,270,750)
Net carrying value at December 31, 2008	1,109,250

Temporary impairment transferred to other-than-temporary impairment	40,500
Other-than-temporary impairment - recognized in other income	(94,000)
Net carrying value at December 31, 2009	1,055,750

Principal payment	(25,000)
Net carrying value at March 31, 2010	$1,030,750

Note 5 Inventories

Inventories consisted of the following at March 31, 2010 and December 31, 2009 respectively:

	2010	2009
Finished goods	$7,477,615	$6,288,314
Raw materials	$9,377,356	8,319,700
Total Inventory	$16,854,971	$14,608,014

Note 6 Material Commitments

The Company estimates that as of March 31, 2010, it had approximately $17.7 million of purchase commitments for inventory from selected vendors. In addition to purchase commitments for inventory, the Company also has future commitments for leased facilities of approximately $1.0 million. The Company intends to finance its purchase commitments from existing cash and investments or from cash flows from operations.

Note 7 Earnings per Common Share

The Company complies with ASC 260, Earnings Per Share, which requires dual presentation of basic and diluted income per common share for all periods presented. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the periods that have net income. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of common shares used to compute basic net income per share and diluted net income per share relates to additional common shares that would be issued upon the assumed exercise of stock options and warrants, net of the common shares that would hypothetically be repurchased using the proceeds received from the original exercise. For the periods ended March 31, 2010 and March 31, 2009, the Company excluded shares of 581,916 and 9,442, respectively, from the diluted weighted average common shares outstanding as the impact would be anti-dilutive in periods with net losses.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information relative to stock options that were exercised in the respective periods:

	Periods Ended March 31,
	2010	2009
Proceeds from exercise of stock options	$1,969,637	$2,610
Number of options exercised	145,100	600
Weighted average exercise price	$13.57	$4.35

Tax benefit recognized in stockholders'
equity from stock option exercises	$(480,494)	$-

Note 8 Stock-Based Compensation

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

	Periods Ended March 31,
	2010	2009
Stock-based compensation expense	$310,554	$486,768
Future income tax benefit	(160,408)	(134,950)
	$150,146	$351,818

Options for 300,000 shares were granted in the three months ended March 31, 2010 and 14,000 options were granted in the three months ended March 31, 2009. The income tax benefit relates to stock-based compensation recorded on nonqualified stock options and any tax benefit derived from disqualifying dispositions of incentive stock options in the specific period.

Note 9 Income Taxes

The effective tax rate of 50.1% for the three months ended March 31, 2010 was higher than to the 34.3% effective rate for the same period in 2009 due to a favorable tax liability adjustment resulting from the disqualifying dispositions of incentive stock options.

Effective January 1, 2007, the Company adopted the provisions of ASC 740, Income Taxes, and began using a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required. At March 31, 2010 and 2009, the Company had unrecognized tax benefits of $1.3 million and $1.2 million, respectively.

Note 10 Fair Value Measurements

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses various valuation techniques, which are primarily based upon the market approach, with respect to its financial assets. As discussed in Note 4, a portion of the auction rate securities held by the Company experienced a significant credit rating reduction since their acquisition. As a result, investments in auction rate securities are valued utilizing a quantitative and qualitative third-party analysis. The Company therefore classifies these securities as Level 3.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs:

	Periods ended March 31,
Auction rate securities	2010	2009
Beginning balance	$3,455,750	$3,509,250
Total gains or (losses):
Included in earnings	-	-
Included in other comprehensive income	-	-
Settlements	(25,000)	-
Ending balance	3,430,750	3,509,250
Classified as long-term investments - held to maturity	(2,400,000)	(2,400,000)
Classified as long-term investments - available for sale securities	$1,030,750	$1,109,250

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
During the quarter ended March 31, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 11 Foreign Currency Hedge

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

The Company hedged between €3.1 million and €4.2 million during the three months ended March 31, 2010 and between €3.3 million and €5.0 million during the three months ended March 31, 2009 related to accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency transaction gain of approximately $0.3 million for the three months ended March 31, 2010 and a gain of approximately $0.2 million for the three months ended March 31, 2009.

The Company will continue to monitor exposure to currency fluctuations. Instruments that may be used to hedge future risks may include foreign currency forward, swap, and option contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 Accounting for Collaborative Arrangements

In 2008, the Company fulfilled its responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance its proprietary FDM technology for rapid manufacturing applications. This agreement entitled the Company to receive reimbursement payments as it achieved specific milestones stated in the agreement. This effort was focused around the Company’s high-performance systems and resulted in the commercial release of the Fortus 900mc. Because receipt of these payments represents reimbursement of costs actually incurred under this joint development project, all payments received were recorded as offsets to the research and development expenditures and are therefore not recognized as revenue.

Due to the success of this initial arrangement, the Company is continuing this relationship. During the three months ended March 31, 2010 and March 31, 2009, approximately $263,000 and $515,000, respectively, of research and development expenses were offset by payments that were received from this company.

Note 13 Restructuring Activities

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

In addition, the Company took certain cost-saving measures in the first quarter of 2009 that lowered fixed costs and curtailed some discretionary spending while maintaining a focus on the key goals and objectives of the Company’s long-term strategy. These cost-saving measures resulted in a charge of $779,000 in the first quarter of 2009, consisting primarily of severance costs related to a reduction in force. Final severance payments were completed during the third quarter of 2009 and the unused portion of the provision, noted as “adjustments” in the table below, was recorded in income during the fourth quarter of 2009.

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

     Summary of Financial Results

     For the quarter ended March 31, 2010, we recorded a net loss of $443,000, or $0.02 per diluted share, as compared to net loss of $704,000, or $0.03 per diluted share, for the quarter ended March 31, 2009. Our results for the first quarter of 2010 include a $5.0 million charge to revenue representing the fair value of a warrant issued to the Hewlett-Packard Company (“HP”) in connection with an OEM agreement that was signed in January. As a result of cost reduction efforts that were made in the first quarter of 2009, our continued focus on controlling discretionary spending and aggressively managing our working capital, we have seen steady improvements in profitability and operating cash flow. These actions have allowed us to continue our investment in product development and fully support our sales channels.

     Our revenues of $23.0 million in the first quarter of 2010 were flat compared to revenues of $23.1 million that were reported in the first quarter of 2009. Revenue growth in product sales of $4.8 million was offset by the $5.0 million charge related to the warrant issued to HP. Gross profit of $9.4 million, which reflects the $5.0 million charge related to the warrant issued to HP, was slightly lower than the $9.6 million gross profit reported in the prior year.

     Our balance sheet continues to be strong. As of March 31, 2010, our cash and investments balance was approximately $72.1 million, up from $70.9 million at December 31, 2009. We generated approximately $2.7 million of cash from operations during the quarter, primarily driven by our net loss adjusted for non-cash charges for depreciation, amortization, stock-based compensation and warrant issued to HP. We also have no debt and believe that we have adequate liquidity to fund our growth strategy throughout 2010.

     Our Market Strategy and Description of Current Conditions

     It is our belief that we are successfully implementing our overall marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market.

     3D Printers Over the last three years, we have been the price leaders in the 3D printer market and have followed a strategy of moving down the price elasticity curve; most recently evidenced by our introduction of the uPrint and uPrint Plus systems and the expansion of our distribution channel. We feel that this strategy is appropriate for the long-term success of our company while at the same time, we recognize the short-term challenges that it presents. Although our competitors have also recently introduced low-cost 3D printers, we believe our strategy of offering low-priced 3D printing systems combined with higher reliability and increased functionality will continue to make our 3D printers an attractive alternative to our competitors’ products.

     We believe that the recent introduction of our lower priced uPrint and uPrint Plus systems and the expansion of our distribution channel will increase awareness of our products, but will reduce our margins from the levels we have previously earned. We intend to compensate for these smaller margins by expanding the market for our 3D printers (and related proprietary consumables), thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. Although we believe that there is a large market for our 3D printers, there can be no assurance that we will be able to increase our revenues sufficiently to maintain or increase our profitability.

     We continue to offer a distributor program that allows resellers to purchase demonstration systems with extended payment terms. While this program negatively impacts our accounts receivable days sales outstanding (“DSO”), it has proven to be an effective tool in promoting and selling our systems. Given the success of the program in the past, we offered a similar program for the launch of the uPrint and uPrint Plus, but these programs have shorter extended payment terms than in prior years. Although this program has a negative effect on our DSO, we believe that it remains an integral part of our strategy to expand our share of the market.

     High-Performance 3D Production Systems Our strategy in the high-performance market is to expand our installed base of RP systems, represented principally by our Fortus 360mc, 400mc, and 900mc models, by offering improved system capabilities and new and improved material properties. End-user prices for our Fortus systems range from $90,000 for the base model 360mc to $400,000 for the fully equipped 900mc.

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

     Recurring Revenues As our installed base has increased, we expect an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. Despite a history of growth in this area, we saw this trend decline during the first part of 2009 as our existing customers curtailed some discretionary or variable spending in response to the economic slow down. During the most recent two quarters, we have seen an increase in consumable sales and believe that this will continue for the remainder of 2010.

     Developments in Our Business During the Period

     During the quarter, we signed a Master OEM Agreement (the “OEM Agreement”) with HP to develop and manufacture an HP-branded 3D printer. During the initial term of the Agreement, which expires on September 30, 2011, we will manufacture a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP brand in France, Germany, Italy, Spain and the United Kingdom. In March of 2010, we delivered our first shipment of 3D printers to HP under this OEM Agreement.

     HP has agreed not to sell any other 3D printers manufactured by other companies throughout the world for the term of the OEM Agreement. The term of the OEM Agreement will be extended for additional one-year periods unless terminated on advance notice by either party. During the term of the OEM Agreement, we have agreed not to sell comparable products covered by the Agreement directly or indirectly in the territory covered by the OEM Agreement. The OEM Agreement does not require HP to purchase any minimum quantity of products. After the initial term, or by mutual agreement, the territory in which HP will have the exclusive right to sell the 3D printers covered by the OEM Agreement may be expanded to additional countries. Ultimately, our mutual intention is for HP to sell our 3D printers globally.

     Under this OEM Agreement, HP will be selling our 3D printers and related products through its own reseller network. Accordingly, the prices we charge to HP for those products will be less than the prices we presently charge to our own reseller network. As a result, our margins will be smaller on our sales to HP. We intend to compensate for these smaller margins by expanding the market for our 3D printers (and related proprietary consumables), thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. Although we believe that there is a large market for our 3D printers, there can be no assurance that we will be able to increase our revenue sufficiently to maintain or increase our profitability.

     We have also entered into a Protective Rights Agreement with HP in which we have agreed to notify HP if (i) we decide to engage in negotiations in response to an acquisition offer, (ii) we decide to investigate a potential acquisition of our company, or (iii) we become aware of an offer to purchase securities that would result in our acquisition. The Protective Rights Agreement will terminate on the earlier of three months after termination of the OEM Agreement or our acquisition. In connection with the OEM Agreement and the Protective Rights Agreement, we issued a warrant to HP to purchase 500,000 shares of common stock at an exercise price of $17.78 per share, which vested immediately and has a seven year term.

     In the first quarter of 2010, we saw a 140% growth in revenue from our Fortus line as compared to the first quarter of 2009. This growth resulted primarily from the recent economic upturn and the restructuring of our domestic Fortus distribution channel that took place in early 2009. Throughout the 2009 economic downturn, most manufacturers were focused on survival and preserving cash instead of taking a calculated risk on the new technologies and new processes that our Fortus line offers. With the recent economic upturn, we believe that our customers will be more willing to make investments in innovative new processes that save them time and money.

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

     Concurrent with the launch of the uPrint in January 2009, we lowered the price of our other Dimension systems and discontinued the production of our SST768 and BST768 models, although we will continue to provide support and service for these discontinued systems going forward. Our current 3D printing line now consists of five system types that have an end-customer price range of $14,900 to $32,900. Based upon data and estimates furnished in the Wohlers Report released in May of 2009, we shipped approximately 43% of all RP systems globally in 2008 and 50% of all 3D printers shipped globally in 2008.

     Cautionary Note Concerning Factors that May Affect Future Results

     Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping and manufacturing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Our ability to continue to implement our strategy in 2010 is subject to numerous uncertainties and risks, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations,” and in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2009. We cannot ensure that our efforts will be successful.

Results of Operations
(unaudited)

     The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated interim statements of operations.

Three-Month Periods Ended March 31,

	2010	2009
Net sales	100.0%	100.0%
Cost of sales	59.1%	58.6%
Gross profit	40.9%	41.4%
Research and development	10.4%	8.1%
Selling, general, and administrative	33.8%	40.2%
Operating income	(3.3%)	(6.9%)
Other income (expense)	(0.5%)	2.3%
Income before income taxes	(3.9%)	(4.6%)
Income taxes	(1.9%)	(1.6%)
Net income	(1.9%)	(3.0%)

Net Sales

     Our revenues of $23.0 million in the first quarter of 2010 were flat compared to revenues of $23.1 million that we reported in the first quarter of 2009. The following is a breakdown of our revenues by products and services:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2010	2009	period change
Products	$21,762	$16,952	28.4%
Services	6,232	6,193	0.6%
Fair value of warrant	(4,988)	-	-
	$23,006	$23,145	-0.6%

     Revenues derived from products increased $4.8 million in the quarter ended March 31, 2010, as compared with the quarter ended March 31, 2009. System revenue grew by $3.5 million as a result of a general economic upturn and favorable product mix that that was weighted towards our higher priced Fortus systems, coupled with slightly higher overall volume. The number of units that we shipped in the quarter increased by approximately 3%, or 19 units, to 610 as compared with 591 units shipped in the first quarter of 2009. Consumable revenue increased $1.2 million, primarily driven by the recent economic upturn which has increased the usage of our installed base of systems.

     Revenues from our service offerings in the quarter ended March 31, 2010 were relatively flat as compared to revenue from services in the first quarter of 2009. Growth in our RedEye service bureau business resulted from the general economic upturn and our focus on larger customers. This growth was offset by a decrease in maintenance revenue, which resulted from our expansion of the warranty period for our domestic Fortus systems from three months to one year.

     A $5.0 million charge to revenue was recorded in the first quarter of 2010 representing the fair value of a warrant issued to the Hewlett-Packard Company (“HP”) in connection with an OEM Agreement that was signed in January 2010.

     Revenues in the Americas region, which includes North and South America, accounted for approximately 55.8% and 61.1% of total revenue for the quarters ended March 31, 2010 and 2009, respectively. The decrease in sales percentage is primarily due to the launch of the uPrint in the first quarter of 2009, which had an earlier domestic launch than it did internationally.

     Revenues outside the Americas region accounted for approximately 44.2% and 38.9% of total revenues for the quarters ended March 31, 2010 and 2009, respectively. The international increase was led by a strong recovery in system volumes in both the high-performance systems as well as 3D Printers, as compared to a weak first quarter 2009.

Gross Profit

Three-Month Periods Ended March 31,

(In Thousands)
	2010	2009
Products	$11,084	$6,265
Services	3,324	3,307
Fair value of warrant	(4,988)	-
Total	$9,420	$9,572

Gross Profit as a Percentage of Related Sales
Products	50.9%	37.0%
Services	53.3%	53.4%
Total	40.9%	41.4%

     Gross profit decreased by $152,000, or 1.6%, to $9.4 million in the quarter ended March 31, 2010 as compared with $9.6 million in the same prior-year period. This decrease for the three-month period was primarily attributable to a $5.0 million charge to revenue related to the warrant issued to HP in connection with an OEM Agreement but was offset by an increase in product gross margin.

     Product gross profit increased by 76.9% for the three months ended March 31, 2010 as compared to the same prior-year period. This increase is primarily attributable to increased volume to cover fixed overhead, a product mix that favored our higher priced Fortus systems, lower material costs driven by product reengineering and purchasing efforts and a focus on lower production overhead costs.

     Gross profit from services increased by 0.5% for the three months ended March 31, 2010 as compared to the same prior-year periods.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2010	2009	period change
Research & development	$2,398	$1,872	28.1%
Selling, general & administrative	7,784	9,308	-16.4%
	$10,182	$11,180	-8.9%
Percentage of sales	44.3%	48.3%

     Research and development expense increased by 28.1% for the three months ended March 31, 2010 compared to the same prior-year period. The increase resulted primarily from increased development activities in support of the HP OEM Agreement, development of the uPrint Plus, and development of our new support removal system that will be distributed by both us and HP under separate brands. Capitalized research and development expenditures for the three months ended March 31, 2010 relating to internally developed software was approximately $280,000 as compared to $330,000 for the same prior-year period.

     In 2008, we satisfied our responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance our proprietary FDM technology for rapid manufacturing applications. This agreement entitled us to receive reimbursement payments as we achieved specific milestones stated in the agreement. This effort was focused around our high-performance systems and resulted in the commercial release of the Fortus 900mc. Due to the success of this initial arrangement, we are continuing our working relationship. During the three months ended March 31, 2010 and March 31, 2009, approximately $263,000 and $515,000, respectively, of research and development expenses were offset by payments that were received from this company.

     Selling, general and administrative expenses decreased by 16.4% for the three months ended March 31, 2010 compared to the same prior-year period. The decreases in the first quarter of 2010 were primarily attributable to cost savings that have resulted from our continued effort to lower discretionary spending, headcount reductions that took place in the first quarter of 2009 and the elimination of our North American direct sales force in the first quarter of 2009 as well as the timing of certain discretionary expenses. Our first quarter 2009 results included a charge of approximately $779,000, consisting primarily of severance costs related to these headcount reductions.

Operating Loss

     Operating loss and operating loss as a percentage of sales, as well as the percentage changes in operating loss, were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2010	2009	period change
Operating loss	$(762)	$(1,608)	52.6%

Percentage of sales	-3.3%	-6.9%

     We recorded an operating loss of $762,000 for the three months ended March 31, 2010 as compared to a loss of $1.6 million for the same prior-year period. This favorable change was primarily due to increased product sales resulting from the general economic upturn, which was mostly offset by a $5.0 million non-cash charge to revenue related to a warrant issued to HP in connection with the OEM Agreement.

Other Income (Expense)

     Other income (expense) as a percentage of sales and changes in other income (expense) were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2010	2009	period change
Interest income	$215	$286	-24.8%
Foreign currency transaction gains (losses)	(359)	237	251.5%
Other	18	14	-28.6%
	$(126)	$537	-123.5%

Percentage of sales	-0.5%	2.3%

     While cash and investment balances increased over the prior-year periods, interest income decreased for the three months ended March 31, 2010 compared to the same prior-year period due to the lower effective interest rate of our investment portfolio. As of March 31, 2010, we had approximately $15.9 million invested in US Treasury money market accounts with a current annualized yield of approximately 1%.

     Foreign currency losses for the first quarter of 2010 resulted primarily from the strengthening US Dollar during the period. We invoice sales to certain European distributors in Euros and our reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. Our strategy is to hedge most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. In addition to our Euro-denominated accounts receivable, we also have Euro-denominated assets related to our foreign subsidiaries that are also subject to fluctuations in exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

     We will continue to monitor exposure to currency fluctuations. Instruments to hedge risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Income Tax Benefit

     Income taxes and income taxes as a percentage of net loss before income taxes, as well as the percentage changes, were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2010	2009	period change
Income tax benefit	$(445)	$(367)	21.3%

Effective tax rate	-50.1%	-34.3%

     An income tax benefit was recorded for the three months ended March 31, 2010 with a higher effective tax rate as compared to the same prior year period due to a tax benefit resulting from the disqualifying dispositions of incentive stock options.

Net Loss

     Net loss and net loss as a percentage of sales, as well as the percentage changes in net loss, were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2010	2009	period change
Net loss	$(443)	$(704)	37.1%

Percentage of sales	-1.9%	-3.0%

     Net loss in the current period decreased during the three months ended March 31, 2010 primarily from increased product revenue and cost reductions that were mostly offset by a $5.0 million non-cash charge to revenue related to a warrant issued to HP in connection with the OEM Agreement.

Liquidity and Capital Resources
(unaudited)

     A summary of our consolidated interim statements of cash flows for the three months ended March 31, 2010 and 2009 are as follows:

(In Thousands)
	2010	2009
Net loss	$(443)	$(704)
Depreciation and amortization	2,086	2,205
Stock-based compensation	311	487
Fair value of warrant related to OEM agreement	4,988	-
Changes in operating assets and liabilities	(4,270)	1,025
Net cash provided by operating activities	2,672	3,013

Net cash provided by investing activities	(130)	(179)
Net cash provided by (used in) financing activities	(167)	2
Effect of exchange rate changes on cash	(127)	(117)
Net increase in cash and cash equivalents	2,248	2,719
Cash and cash equivalents, beginning of period	48,316	27,946
Cash and cash equivalents, end of period	$50,564	$30,665

     Our cash and cash equivalents balance increased by $2.2 million to $50.6 million at March 31, 2010, from $48.3 million at December 31, 2009. The increase is primarily due to $2.7 million of cash flows from operations offset by $130,000 spent for investments, property and equipment, and intangible assets.

     In the three months ended March 31, 2010, net cash provided by our operating activities was $2.7 million compared to cash provided by operations of $3.0 million during the comparable 2009 period.

     Our net accounts receivable balance increased to $19.7 million at March 31, 2010 from $19.3 million as of December 31, 2009. This increase was principally due to sales growth but was offset by increased collection efforts that reduced the number of days sales outstanding.

     At March 31, 2010, our inventory balance increased to $16.9 million compared to $14.6 million at December 31, 2009. This increase was principally due to a product build up in preparation for the release of the uPrint Plus, a new support removal system and our OEM products.

     Our investing activities used cash of $130,000 in the first three months of 2010 as compared to $179,000 in the first three months of 2009. We used cash of approximately $825,000 for fixed asset additions in the first three months of 2010 as compared to $677,000 in the first three months of 2009. Net cash used for payments for intangible assets and other investments, including patents and capitalized software was $310,000 as compared to $473,000 for the same prior-year period. Much of the capital expenditures in 2010 have been for equipment required by the ongoing needs of our business, including manufacturing fixtures for new products and consumable manufacturing.

     In the three months ended March 31, 2010, we had net cash used by financing activities of $167,000 that resulted from the repurchase of vested and outstanding stock options which was mostly offset by proceeds from the exercise of stock options.

     For the remainder of 2010, we expect to use our cash flows from operations and/or our cash and investments as follows:
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
  for improvements to our facilities;
  for acquisitions and/or strategic alliances; and
  for our common stock buyback program, which has $10.9 million available for the purchase of shares

     Our total current assets amounted to approximately $112.2 million at March 31, 2010, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to approximately $22.0 million and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years and during the current quarter.

Foreign Currency Transactions

     We invoice sales to certain European distributors in Euros, and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. Our strategy is to hedge most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We enter into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transactions gains (losses), net.” We hedged between €3.1 million and €4.2 million during the three months ended March 31, 2010 and between €3.3 million and €5.0 million during the three months ended March 31, 2009 related to accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation gain of approximately $0.3 million for the three months ended March 31, 2010 and a gain of approximately $0.2 million for the three months ended March 31, 2009.

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

     We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, if we had used different assumptions or if different conditions existed, our financial condition or results of operations could have been materially different. Certain critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our consolidated interim financial statements are described in our Annual Report on Form 10-K for 2009.

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

     These forward-looking statements include the expected increases in net sales of RP, DDM, and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include projected revenue and income in future quarters; the size of the 3D printing market; our objectives for the marketing and sale of our uPrintTM and DimensionTM 3D printers and our FortusTM 3D Production Systems, particularly for use in direct digital manufacturing (DDM); the demand for our proprietary consumables; the expansion of our RedEye paid parts service; and our beliefs with respect to the growth in the demand for our products and the impact of our OEM Agreement on sales of our products. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for 2009. These forward-looking statements are based on assumptions, among others, that we will be able to:
  continue to introduce new high-performance and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;
  successfully develop the 3D printing market with our Dimension BST, Dimension SST, Dimension Elite, uPrint Plus, and uPrint systems, and that the market will accept these systems;
  successfully develop the DDM market with our Fortus 360mc, 400mc and 900mc, and that the market will accept these systems;
  maintain or improve our revenues and gross margins on our present products;
  control our operating expenses;
  expand our manufacturing capabilities to meet the expected demand generated by our uPrint Plus, uPrint, Dimension BST, Dimension SST and Dimension Elite systems, our consumable products and our Paid Parts service and sales under our OEM Agreement with HP;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days and are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in auction rate securities, municipal government bonds and certificates of deposit that bear interest at rates of 0.4% to 5.5%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that have a functional currency in Euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.4 million for the continued maintenance of our European facility. We hedged between €3.1 million and €4.2 million during the three months ended March 31, 2010 and between €3.3 million and €5.0 million during the three months ended March 31, 2009 related to accounts receivable that were denominated in Euros. A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by between $0.6 million and $1.2 million.

Item 4. Controls and Procedures.

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

PART II OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits.

	10.1	Master OEM Agreement between Hewlett-Packard Company and Stratasys, Inc. dated as of January 18, 2010.*

	10.2	Protective Rights Agreement between Stratasys, Inc. and Hewlett-Packard Company dated as of January 18, 2010.

	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

	32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

____________________

* Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010	Stratasys, Inc.

	By:	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer