Form 10-Q
period 2010-06-30
STRATASYS INC
filed 2010-08-05
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

     As of August 2, 2010 the Registrant had 20,557,687 shares of common stock, $.01 par value, issued and outstanding.

Stratasys, Inc.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations and Comprehensive Loss for the three and six	2
	months ended June 30, 2010 and 2009

	Consolidated Statements of Cash Flows for the six months ended	3
	June 30, 2010 and 2009

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

Part II.	Other Information

Item 6.	Exhibits	22

Signatures		23

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$12,244,607	$48,315,926
Short-term investments - held to maturity	19,705,233	16,073,718
Accounts receivable, less allowance for returns and
doubtful accounts of $1,409,750 at June 30,
2010 and $903,101 at December 31, 2009	21,740,568	19,249,813
Inventories	17,333,073	14,608,014
Net investment in sales-type leases, less allowance
for doubtful accounts of $126,393 at June 30,
2010 and $222,011 at December 31, 2009	3,745,024	3,618,876
Prepaid expenses and other current assets	2,338,178	2,247,612
Deferred income taxes	2,277,000	2,277,000
Total current assets	79,383,683	106,390,959
Property and equipment, net	26,013,647	26,326,012

Other assets
Intangible assets, net	7,124,474	7,653,269
Net investment in sales-type leases	3,055,752	3,477,039
Deferred income taxes	688,000	688,000
Long-term investments - available for sale	1,030,750	1,055,750
Long-term investments - held to maturity	38,858,034	5,467,318
Other non-current assets	1,869,406	2,078,165
Total other assets	52,626,416	20,419,541
Total assets	$158,023,746	$153,136,512

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$9,561,210	$12,874,798
Unearned revenues	10,725,560	10,678,427
Total current liabilities	20,286,770	23,553,225

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
26,245,318 and 26,053,318 issued as of June 30,
2010 and December 31, 2009, respectively	262,453	260,533
Capital in excess of par value	100,889,495	94,329,398
Retained earnings	75,904,995	74,015,940
Accumulated other comprehensive loss	(315,542)	(18,159)
Less cost of treasury stock, 5,687,631 shares as of
June 30, 2010 and December 31, 2009	(39,004,425)	(39,004,425)
Total stockholders' equity	137,736,976	129,583,287
Total liabilities and stockholders' equity	$158,023,746	$153,136,512

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales
Products	$23,797,952	$18,200,029	$45,559,570	$35,151,531
Services	6,261,544	6,448,248	12,494,051	12,641,547
Fair value of warrant related to OEM agreement	-	-	(4,987,806)	-
	30,059,496	24,648,277	53,065,815	47,793,078
Cost of sales
Products	12,432,146	10,278,739	23,110,163	20,964,894
Services	2,865,346	2,796,317	5,773,572	5,682,610
	15,297,492	13,075,056	28,883,735	26,647,504

Gross profit	14,762,004	11,573,221	24,182,080	21,145,574

Operating expenses
Research and development	2,550,833	1,655,206	4,949,331	3,526,965
Selling, general and administrative	8,198,063	8,467,618	15,981,782	17,775,827
	10,748,896	10,122,824	20,931,113	21,302,792

Operating income (loss)	4,013,108	1,450,397	3,250,967	(157,218)

Other income (expense)
Interest income, net	163,690	237,913	378,890	524,266
Foreign currency transaction gains (losses), net	(438,551)	(399,819)	(797,806)	(163,218)
Other	(24,225)	12,078	(5,985)	25,802
	(299,086)	(149,828)	(424,901)	386,850

Income before income taxes	3,714,022	1,300,569	2,826,066	229,632
Income taxes	1,381,867	450,998	937,010	83,990

Net income	$2,332,155	$849,571	$1,889,056	$145,642

Net income per common share
Basic	$0.11	$0.04	$0.09	$0.01
Diluted	0.11	0.04	0.09	0.01

Weighted average common shares outstanding
Basic	20,527,571	20,223,139	20,485,059	20,221,995
Diluted	21,070,029	20,242,197	21,047,241	20,236,245

Comprehensive Income (Loss)
Net income	$2,332,155	$849,571	$1,889,056	$145,642
Other comprehensive loss:
Foreign currency translation adjustment	(163,005)	$218,456	(297,383)	$52,764
Comprehensive income (loss)	$2,169,150	$1,068,027	$1,591,673	$198,406

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$1,889,056	$145,642
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,959,471	2,920,731
Amortization	1,250,079	1,340,045
Stock-based compensation	621,088	665,931
Fair value of warrant related to OEM agreement	4,987,806	-
Gain on disposal of property and equipment	-	356

Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	(2,490,755)	2,241,560
Inventories	(4,211,194)	1,461,951
Net investment in sales-type leases	295,139	914,960
Prepaid expenses	(90,566)	923,363
Other assets	208,759	(30,018)
Accounts payable and other current liabilities	(2,817,448)	(2,854,997)
Unearned revenues	47,133	(2,250,218)
Net cash provided by operating activities	2,648,568	5,479,306

Cash flows from investing activities
Proceeds from sale of investments	4,464,196	3,380,006
Purchase of investments	(41,508,568)	-
Proceeds from sale of property and equipment	-	1,000
Acquisition of property and equipment	(1,179,838)	(1,215,437)
Acquisition of intangible and other assets	(674,143)	(944,472)
Net cash provided by (used in) investing activities	(38,898,353)	1,221,097

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	2,593,587	48,589
Cash paid for vested stock option repurchases	(2,136,605)	-
Net cash provided by financing activities	456,982	48,589

Effect of exchange rate changes on cash	(278,516)	58,434

Net increase (decrease) in cash and cash equivalents	(36,071,319)	6,807,426
Cash and cash equivalents, beginning of period	48,315,926	27,945,799

Cash and cash equivalents, end of period	$12,244,607	$34,753,225

Supplemental disclosures of cash flow information:
Cash paid for taxes	$3,110,437	$207,696
Transfer of fixed assets to inventory	133,705	200,311
Transfer of inventory to fixed assets	1,619,840	240,288

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2 Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under FASB Accounting Standards Codification™ (“ASC”) 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for interim and annual periods beginning after December 15, 2010. Additional disclosures required by this standard for 2010 are included in Note 10 – Fair Value Measurements. Since this standard impacts disclosure requirements only, the adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

Note 3 Warrant Charge to Revenue

In connection with an Master OEM Agreement (the “Agreement”) and a Protective Rights Agreement with Hewlett-Packard Company (“HP”), the Company issued a warrant to HP in the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share (the “Warrant”), which vested immediately. The Company used the Black-Scholes pricing model to calculate the fair value of the Warrant, which is the same methodology used to calculate the fair value of stock-based compensation grants. The Company accounted for the fair value of this Warrant under the guidance of ASC 605, Revenue Recognition, and recognized the fair value as a reduction of revenues at the date of the grant.

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

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. The Company does not hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at June 30, 2010 or December 31, 2009, as the fair value of those investments approximated cost.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company invests in certificates of deposit, tax-free auction rate securities, government bonds, and municipal notes, all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(unaudited)
Bonds	$11,744,876	$8,113,361
Other securities	357	357
Certificates of deposit	7,960,000	7,960,000
Short-term investments - held to maturity	19,705,233	16,073,718

Auction rate securities	1,030,750	1,055,750
Long-term investments - available for sale securities	1,030,750	1,055,750

Auction rate securities	2,400,000	2,400,000
Bonds	36,458,034	1,107,318
Certificates of deposit	-	1,960,000
Long-term investments - held to maturity	38,858,034	5,467,318

Total investments	$59,594,017	$22,596,786

Short-term and long-term investments consist of certificates of deposit, tax-free government bonds, and Auction Rate Securities (“ARS”). At June 30, 2010, the Company’s investments included:
  approximately $48.2 million in bonds maturing between August 2010 and August 2013, all of which have ratings between AAA and BAA1 at June 30, 2010;

  approximately $8.0 million in certificates of deposit maturing between August 2010 and February 2011.

  approximately $2.4 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at June 30, 2010; and

  approximately $1.0 million of a tax-free ARS, which does not currently have an active trading market and matures in February 2042. This ARS had a rating of Caa3 at June 30, 2010 and is further explained below.
The balance sheet caption titled “Long-term investments – available for sale securities” consists of a tax-free ARS. This balance represents the current estimated fair value of an ARS issued by Jefferson County, Alabama with a face value of $2.6 million. The investment is part of a multi-billion series of bonds issued by Jefferson County to build its sewer and water treatment system (“system”). The County entered into interest rate swaps to protect itself from rising interest rates, but the swaps proved ineffective and the revenue from the system will not adequately support the higher interest rates. The bond is insured by Financial Guaranty Insurance Company (“FGIC”) and matures in 2042. However, with the collapse of the ARS market, the weakened financial condition of FGIC, and the County’s financial condition, the rating of this ARS has gone from Aaa to Caa3. The Company has received $50,000 in principal payments on this ARS and no additional principal payments have become due. The Company has received all scheduled interest payments on this ARS through June 30, 2010. Due to the current financial condition of the County and the absence of an active market for this security, the Company only records interest income as cash payments are received.

With the assistance of outside consultants, the Company has reviewed this ARS, including expected cash flows, assessed the credit risk, analyzed and extrapolated yield information on comparable composites, and reviewed independent research from various public sources concerning the ARS market. From that assessment, the Company concluded that during 2008 it had incurred both a temporary and other-than-temporary impairment and recognized impairments of $195,000 and $1,270,750, respectively. Based upon a reevaluation that occurred in late 2009, a portion of the previously recognized temporary impairment was considered other-than-temporary and an additional portion of the net carrying amount was considered as impaired on an other-than-temporary basis. The following table summarizes the activity of this investment from December 31, 2007 to June 30, 2010.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Face value of investment as of December 31, 2007	$2,600,000
Principal payment	(25,000)
Temporary impairment - recognized in other comprehensive income	(195,000)
Other-than-temporary impairment - recognized in other income	(1,270,750)
Net carrying value at December 31, 2008	1,109,250

Temporary impairment transferred to other-than-temporary impairment	40,500
Other-than-temporary impairment - recognized in other income	(94,000)
Net carrying value at December 31, 2009	1,055,750

Principal payment	(25,000)
Net carrying value at June 30, 2010	$1,030,750

Note 5 Inventories

Inventories consisted of the following at June 30, 2010 and December 31, 2009 respectively:

	2010	2009
Finished goods	$6,389,107	$6,288,314
Raw materials	10,943,966	8,319,700
Total Inventory	$17,333,073	$14,608,014

Note 6 Material Commitments

The Company estimates that as of June 30, 2010, it had approximately $20.1 million of purchase commitments for inventory from selected vendors. In addition to purchase commitments for inventory, the Company also has future commitments for leased facilities of approximately $0.9 million. The Company intends to finance its purchase commitments from existing cash and investments and from cash flows from operations.

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

	Periods Ended June 30,
	Three Months		Six Months
	2010	2009	2010	2009
Additional Shares	542,458	19,058	562,182	14,250

A total of 600 and 1,505,778 options were excluded from the dilution calculation for the three- and six-month periods ended June 30, 2010 and 2009, respectively, since their inclusion would not have had a dilutive effect.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information relative to stock options that were exercised in the respective periods:

	Periods Ended June 30,
	Three Months		Six Months
	2010	2009	2010	2009
Proceeds from exercise of stock options	$623,950	$42,767	$2,593,587	$45,377
Number of options exercised	46,900	3,300	192,000	3,900
Weighted average exercise price	$13.30	$12.96	$13.51	$11.64

Tax benefit recognized in stockholders'
equity from stock option exercises	$15,647	$-	$496,141	$-

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

	Periods Ended June 30,
	Three Months		Six Months
	2010	2009	2010	2009
Stock-based compensation expense	$310,544	$182,374	$621,088	$669,142
Future income tax benefit	(48,712)	(20,000)	(209,120)	(154,950)
	$261,832	$162,374	$411,968	$514,192

Options for 300,000 and 326,250 shares were granted in the six months ended June 30, 2010 and 2009, respectively. The income tax benefit relates to stock-based compensation recorded on nonqualified stock options and any tax benefit derived from disqualifying dispositions of incentive stock options in the specific period.

Note 9 Income Taxes

The effective tax rate of 37.2% for the three months ended June 30, 2010 was higher than the 34.7% effective rate for the same period in 2009 due to favorable tax liability adjustments in 2009 related to a federal research and development tax credit that has not currently been renewed for 2010. The effective tax rate of 33.2% for the six months ended June 30, 2010 was lower than the 36.5% effective rate for the same period in 2009 due to favorable tax liability adjustments in the first quarter of 2010 resulting from the disqualifying dispositions of incentive stock options.

Effective January 1, 2007, the Company adopted the provisions of ASC 740, Income Taxes, and began using a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required. At June 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $1.3 million and $1.2 million, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs:

	Six Months ended June 30,
Auction rate securities	2010	2009
Beginning balance	$3,455,750	$3,509,250
Total gains or (losses):
Included in earnings	-	-
Included in other comprehensive income	-	-
Settlements	(25,000)	-
Ending balance	$3,430,750	$3,509,250

	As of June 30,
Balance sheet classification of auction rate securities	2010	2009
Classified as long-term investments - available for sale securities	$1,030,750	$1,109,250
Classified as long-term investments - held to maturity	2,400,000	2,400,000
	$3,430,750	$3,509,250

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
During the quarter ended June 30, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

The Company hedged between €2.3 million and €3.1 million for the three months ended June 30, 2010 and between €2.3 million and €4.2 million for the six months ended June 30, 2010 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation gain of approximately $375,000 for the three months ended June 30, 2010 and a loss of approximately $574,000 for the three months ended June 30, 2009. Foreign currency forward contracts resulted in currency translation gain of approximately $690,000 for the six months ended June 30, 2010 and a gain of approximately $45,000 for the six months ended June 30, 2009. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses recorded by the Company.

The Company will continue to monitor exposure to currency fluctuations. Instruments that may be used to hedge future risks may include foreign currency forward, swap, and option contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Note 12 Product Warranties

The Company’s products are covered by warranties with periods ranging from ninety days to one year from the date of sale to the end customer. A liability is recorded for future warranty costs in the same period in which related revenue is recognized. The liability is based on anticipated parts and labor costs utilizing historical experience. The Company periodically assesses the adequacy of the warranty reserves based on changes in these factors and records any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in our warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that the Company determines that our current or future product repair and replacement costs exceed estimates, an adjustment to these reserves would be charged to earnings in the period in which such a determination is made.

A summary of product warranty activity is as follows for the respective periods:

	Periods Ended June 30,
	Three Months		Six Months
	2010	2009	2010	2009
Beginning balance	$665,902	$335,445	$677,757	$321,874
Accruals for warranties issued during the period	355,452	321,877	465,927	475,111
Warranty costs incurred during the period	(312,643)	(214,485)	(434,973)	(354,148)
Ending balance	$708,711	$442,837	$708,711	$442,837

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 Accounting for Collaborative Arrangements

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

Due to the success of this initial arrangement, the Company is continuing this relationship. During the three months ended June 30, 2010 and 2009, approximately $274,000 and $978,000, respectively, of research and development expenses were offset by payments that were received from this company. During the six months ended June 30, 2010 and 2009, approximately $537,000 and $1.5 million, respectively, of research and development expenses were offset by payments that were received from this company.

In July 2010, the Company extended the collaborative agreement with this Fortune 500 partner to develop new platforms for direct digital manufacturing (“DDM”) applications. This extension has similar terms and objectives as the previous agreements and entitles the Company to receive approximately $800,000 in reimbursement payments as it achieves specific milestones.

Note 14 Restructuring Activities

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

     Summary of Financial Results

     For the quarter ended June 30, 2010, we recorded net income of $2.3 million, or $0.11 per diluted share, as compared to net income of $0.8 million, or $0.04 per diluted share, for the quarter ended June 30, 2009. Due to the cost reduction efforts that were initiated in the first quarter of 2009 and our continued focus on controlling discretionary spending, we have delivered steady improvements in profitability and operating cash flow. These actions, along with our revenue growth, have allowed us to continue our investment in product development and to fully support the expansion of our sales channels.

     Our revenues for the current quarter increased to $30.1 million, or 22.0%, from the $24.6 million that we reported in the second quarter of 2009. Gross profit also increased by $3.2 million, or 27.6%, to $14.8 million as compared with $11.6 million in the prior year. This increase was primarily attributed to the recovering economy, which drove growth in system sales, as well as higher consumable usage rates across our installed base.

     Our balance sheet continues to be strong. As of June 30, 2010, our cash and investments balance was approximately $71.8 million, up from $70.9 million at December 31, 2009. We also have no debt and believe that we have adequate liquidity to fund our growth strategy throughout 2010.

     Our Market Strategy and Description of Current Conditions

     It is our belief that we are successfully implementing our overall marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market.

3D Printers Over the last three years, we have been the price leaders in the 3D printer market and have followed a strategy of moving down the price elasticity curve, most recently evidenced by our introduction of the uPrint and uPrint Plus systems and the expansion of our distribution channel. We believe that this strategy is appropriate for the long-term success of our company while at the same time, we recognize the short-term challenges that it presents. Although our competitors have also recently introduced low-cost 3D printers, we believe our strategy of offering low-priced 3D printing systems combined with higher reliability and increased functionality will continue to make our 3D printers an attractive alternative to our competitors’ products.

     We believe that the recent introduction of our lower priced uPrint and uPrint Plus systems and the expansion of our distribution channel will increase awareness of our products, but will reduce our margins as a percentage of revenue from the levels we have previously achieved. We intend to compensate for these lower margins by expanding the market for our 3D printers (and related proprietary consumables), thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. Although we believe that there is a large market for our 3D printers, there can be no assurance that we will be able to increase our revenues sufficiently to maintain or increase our profitability.

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

      Recurring Revenues As our installed base has increased, we expect an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. Despite a history of growth in this area, we saw this trend decline during the first part of 2009 as our existing customers curtailed some discretionary or variable spending in response to the economic slow down. During the most recent two quarters, we have seen an increase in consumable sales and believe that this is a leading indicator for business going forward.

     Our RedEye paid parts service makes and sells physical models, tooling and prototypes for RP and DDM applications based on our customers’ CAD files. Growth in our RedEye paid parts service resulted from the general economic upturn and continued recovery from a period of overly competitive pricing that occurred during the recent recession.

     Developments in Our Business During the Period

     Our second quarter results reflected the revenue growth trends that began late in 2009 and continued through the first quarter of 2010. This was led by a 25% growth in consumables and a 54% growth in system unit sales as compared to the second quarter of 2009. These volume increases were driven by the recent economic recovery, our focus on the expansion of our sales channel and our continued investment in product development.

     Throughout the 2009 economic downturn, most manufacturers were focused on survival and preserving cash instead of taking a calculated risk on the new technologies and new processes that our product line offers. With the recent economic upturn, we believe that our customers will be more willing to make investments in innovative new processes that save them time and money.

     In July 2010, we extended our collaborative agreement with a Fortune 500 global manufacturing company to develop new platforms for DDM applications. This extension has similar terms and objectives as the previous agreements and entitles us to receive approximately $800,000 in reimbursement payments as we achieve specific milestones.

     During the first quarter of 2010, we signed a Master OEM Agreement (the “OEM Agreement”) with HP to develop and manufacture an HP-branded 3D printer. During the initial term of the Agreement, which expires on September 30, 2011, we will manufacture a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP brand in France, Germany, Italy, Spain and the United Kingdom. In March of 2010, we delivered our first shipment of 3D printers to HP under this OEM Agreement.

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

     Under this OEM Agreement, HP will be selling our 3D printers and related products through its own reseller network. Accordingly, the prices we charge to HP for those products will be less than the prices we presently charge to our own reseller network. As a result, our margins will be lower on our sales to HP. We expect to compensate for these lower margins by expanding the market for our 3D printers (and related proprietary consumables), thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. Although we believe that there is a large market for our 3D printers, there can be no assurance that we will be able to increase our revenue sufficiently to maintain or increase our profitability.

     We have also entered into a Protective Rights Agreement with HP in which we have agreed to notify HP if (i) we decide to engage in negotiations in response to an acquisition offer, (ii) we decide to investigate a potential acquisition of our company, or (iii) we become aware of an offer to purchase securities that would result in our acquisition. The Protective Rights Agreement will terminate on the earlier of three months after termination of the OEM Agreement or our acquisition. In connection with the OEM Agreement and the Protective Rights Agreement, we issued a warrant to HP during the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share, which vested immediately and has a seven-year term.

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

     Concurrent with the launch of the uPrint in January 2009, we lowered the price of our other Dimension systems and discontinued the production of our SST768 and BST768 models, although we will continue to provide support and service for these discontinued systems going forward. Our current 3D printing line now consists of five system types that have an end-customer price range of $14,900 to $32,900. Based upon data and estimates furnished in the Wohlers Report released in May of 2010, we shipped approximately 32% of all RP systems globally in 2009 and 33% of all 3D printers shipped globally in 2009.

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

Three- and Six-Month Periods Ended June 30,

	Three Months		Six Months
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.9%	53.0%	49.8%	55.8%
Gross profit	49.1%	47.0%	45.6%	44.2%
Research and development	8.5%	6.7%	8.5%	7.4%
Selling, general, and administrative	27.3%	34.4%	27.5%	37.2%
Operating income (loss)	13.4%	5.9%	10.8%	-0.3%
Other income (expense)	-1.0%	-0.6%	-1.4%	0.8%
Income before income taxes	12.4%	5.3%	4.9%	0.5%
Income taxes	4.6%	1.8%	1.6%	0.2%
Net income	7.8%	3.4%	3.3%	0.3%

Net Sales

     Our revenues increased to $30.1 million in the second quarter of 2010, a 22.0% increase from the $24.6 million that we reported in the second quarter of 2009. Revenue for the first six months of 2010 was $53.1 million, a 11.0% increase from the $47.8 million reported in the prior year. The following is a breakdown of our net revenues by products and services:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2010	2009	period change	2010	2009	period change
Products	$23,798	$18,200	30.8%	$45,560	$35,152	29.6%
Services	6,261	6,448	-2.9%	12,494	12,642	-1.2%
Fair value of warrant	-	-	-	(4,988)	-	-100.0%
	$30,059	$24,648	22.0%	$53,066	$47,794	11.0%

     Revenues derived from products increased $5.6 million, or 30.8%, in the quarter ended June 30, 2010, as compared with the quarter ended June 30, 2009. System revenue grew by $3.4 million as a result of a general economic upturn that generated higher unit sales weighted towards our 3D printer line of products. The number of units that we shipped in the quarter increased by 54.3%, or 240 units, to 682 as compared with 442 units shipped in the second quarter of 2009. 3D printer unit sales in the quarter increased by 60% when compared to the second quarter of 2010, driven by strong sales of our Stratasys-brand products, as well at the new HP Designjet line.

     For the six months ended June 30, 2010, revenues derived from products increased $10.4 million, as compared with the six months ended June 30, 2009. The number of units that we shipped in the first six months of 2010 increased by 25.1%, or 259 units, to 1,292 units as compared with 1,033 units shipped in the first six months of 2009. The increase in units for the 2010 periods compared to the 2009 periods was principally attributable to the worldwide economic recovery, strong sales of our Stratasys-brand 3D printer products and the new HP Designjet line. Consumable revenue increased by $1.6 million and $2.8 million for the three and six months ended June 30, 2010, respectively, primarily driven by the economic upturn which has increased the usage of our installed base of systems.

     Revenues from our service offerings in the three and six months ended June 30, 2010 were relatively flat as compared to revenue from services in the prior year. Growth in our RedEye service bureau business resulted from the general economic upturn and continued recovery from a period of overly competitive pricing that occurred during the recent recession. This growth was offset by a decrease in maintenance revenue, which resulted from our expansion of the warranty period for our domestic Fortus systems from three months to one year.

     A $5.0 million charge to revenue was recorded in the first quarter of 2010 representing the fair value of a warrant issued to the Hewlett-Packard Company (“HP”) in connection with an OEM Agreement that was signed in January 2010.

     Revenues in the Americas region, which includes North and South America, accounted for approximately 55.9% and 54.2% of total revenue for the quarters ended June 30, 2010 and 2009, respectively. Revenues in the Americas region accounted for 55.8% and 57.8% of total revenue for the six months ended June 30, 2010 and 2009, respectively.

     Revenues outside the Americas region accounted for approximately 44.1% and 45.8% of total revenues for the quarters ended June 30, 2010 and 2009, respectively. Revenues outside the Americas region accounted for approximately 44.2% and 42.2% of total revenues for the six months ended June 30, 2010 and 2009, respectively.

Gross Profit

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2010	2009	period change	2010	2009	period change
Products	$11,366	$7,921	43.5%	$22,450	$14,187	58.2%
Services	3,396	4,184	-18.8%	6,720	6,959	-3.4%
Fair value of warrant	-	-	-	(4,988)	-	-100.0%
Total	$14,762	$12,105	21.9%	$24,182	$21,146	14.4%

Gross Profit as a Percentage of Related Sales
Products	47.8%	43.5%		49.3%	40.4%
Services	54.2%	64.9%		53.8%	55.0%
Total	49.1%	49.1%		45.6%	44.2%

     Gross profit increased by $2.7 million, or 21.9%, to $14.8 million in the quarter ended June 30, 2010 as compared with $12.1 million in the same prior-year period. Gross profit increased by $3.0 million, or 14.4%, to $24.2 million in the six months ended June 30, 2010 as compared with $21.1 million in the same prior-year period. A $5.0 million charge to revenue was recorded in the first quarter of 2010 representing the fair value of a warrant issued to the Hewlett-Packard Company (“HP”) in connection with an OEM Agreement that was signed in January 2010.

     Product gross profit increased by 43.5% and 58.2% for the three and six months ended June 30, 2010, respectively, as compared to the same prior-year period. This increase is primarily attributable to increased volume to cover fixed overhead, a product mix that favored our higher priced Fortus systems, lower material costs driven by product reengineering and purchasing efforts and a focus on controlling production overhead costs.

     Gross profit from services decreased by 18.8% and 3.4% for the three and six months ended June 30, 2010, respectively, as compared to the same prior-year periods. Growth in our RedEye service bureau business resulted from the general economic upturn and continued recovery from a period of overly competitive pricing that occurred during the recent recession. This growth was offset by a decrease in maintenance revenue, which resulted from our expansion of the warranty period for our domestic Fortus systems from three months to one year.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2010	2009	period change	2010	2009	period change
Research & development	$2,551	$1,655	54.1%	$4,949	$3,527	40.3%
Selling, general & administrative	8,198	8,468	-3.2%	15,982	17,776	-10.1%
	$10,749	$10,123	6.2%	$20,931	$21,303	-1.7%
Percentage of sales	35.8%	41.1%		36.1%	44.6%

     Research and development expense increased by 54.1% and 40.3% for the three months and six months ended June 30, 2010, respectively, compared to the same prior-year period. The increase resulted primarily from increased development activities in support of the HP OEM Agreement, development of the uPrint Plus, and development of our new support removal system that will be distributed by both us and HP under separate brands. Capitalized research and development expenditures for the three months ended June 30, 2010 relating to internally developed software was approximately $347,000 as compared to $338,000 for the same prior-year period. Capitalized software for the six months ended June 30, 2010 was approximately $628,000 as compared to $672,000 for the same prior-year period.

     In 2008, we satisfied our responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance our proprietary FDM technology for rapid manufacturing applications. This agreement entitled us to receive reimbursement payments as we achieved specific milestones stated in the agreement. This effort was focused around our high-performance systems and resulted in the commercial release of the Fortus 900mc. Due to the success of this initial arrangement, we are continuing our working relationship. During the three months ended June 30, 2010 and June 30, 2009, approximately $274,000 and $978,000, respectively, of research and development expenses were offset by payments that were received from this company. During the six months ended June 30, 2010, approximately $537,000 and $1.5 million, respectively, of research and development expenses were offset.

     In July 2010, we extended our collaborative agreement with a Fortune 500 global manufacturing company to develop new platforms for DDM applications. This extension has similar terms and objectives as the previous agreements and entitles us to receive approximately $800,000 in reimbursement payments as we achieve specific milestones.

     Selling, general and administrative expenses decreased by 3.2% and 10.1% for the three and six months ended June 30, 2010, respectively, compared to the same prior-year periods. The decreases were primarily attributable to cost savings that have resulted from our continued effort to lower discretionary spending, headcount reductions that took place in the first quarter of 2009 and the elimination of our North American direct sales force in the first quarter of 2009 as well as the timing of certain discretionary expenses. Our first quarter 2009 results included a charge of approximately $779,000, consisting primarily of severance costs related to these headcount reductions.

Operating Income (Loss)

     Operating income (loss) and operating income (loss) as a percentage of sales, as well as the percentage changes in operating income (loss), were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2010	2009	period change	2010	2009	period change
Operating income (loss)	$4,013	$1,450	176.8%	$3,251	$(157)	2170.7%

Percentage of sales	13.4%	5.9%		5.6%	-0.3%

     We recorded operating income of $4.0 million for the three months ended June 30, 2010 as compared to income of $1.5 million for the same prior-year period. This favorable change was primarily due to increased product sales resulting from the general economic upturn. Operating income for the six months ended June 30, 2010 was $3.3 million compared to a loss of approximately $160,000 for the same prior year period. This favorable change was primarily due to increased product sales resulting from the general economic upturn and was net of a $5.0 million non-cash charge to revenue in the first quarter of 2010 related to a warrant issued to HP in connection with the OEM Agreement.

Other Income (Expense)

     Other income (expense) as a percentage of sales and changes in other income (expense) were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2010	2009	period change	2010	2009	period change
Interest income	$164	$238	-31.1%	$379	$524	-28%
Foreign currency
transaction gains (losses)	(439)	(400)	-9.8%	(798)	(163)	-390%
Other	(24)	12	-300.0%	(6)	26	-123%
	$(299)	$(150)	-99.3%	$(425)	$387	-210%

     While cash and investment balances increased over the prior-year periods, interest income decreased for the three and six months ended June 30, 2010 compared to the same prior-year periods due to the lower effective interest rate of our investment portfolio. As of June 30, 2010, we had approximately $20.9 million invested in US Treasury money market accounts with a current annualized yield of approximately 1%.

     Foreign currency losses for the second quarter of 2010 resulted primarily from the strengthening US Dollar during the period. We invoice sales to certain European distributors in Euros and our reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. Our strategy is to hedge most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. In addition to our Euro-denominated accounts receivable, we also have Euro-denominated assets related to our foreign subsidiaries that are also subject to fluctuations in exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

     We will continue to monitor exposure to currency fluctuations. Instruments to hedge risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Income Taxes

     Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage changes, were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2010	2009	period change	2010	2009	period change
Income taxes	$1,382	$451	206.4%	$937	$84	1015.5%

Effective tax rate	37.2%	34.7%		33.2%	36.5%

     The effective tax rate of 37.2% for the three months ended June 30, 2010 was higher than the 34.7% effective rate for the same period in 2009 due to favorable tax liability adjustments in 2009 related to a federal research and development tax credit that has not currently been renewed for 2010. The effective tax rate of 33.2% for the six months ended June 30, 2010 was lower than the 36.5% effective rate for the same period in 2009 due to favorable tax liability adjustments in the first quarter of 2010 resulting from the disqualifying dispositions of incentive stock options.

Net Income

     Net income and net income as a percentage of sales, as well as the percentage changes in net income, were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2010	2009	period change	2010	2009	period change
Net income	$2,332	$850	174.4%	$1,889	$146	1193.8%

Percentage of sales	7.8%	3.4%		3.3%	0.3%

     Net income in the current period increased during the three and six months ended June 30, 2010 primarily from increased product revenue and cost reductions that were partially offset by a $5.0 million non-cash charge to revenue in the first quarter of 2010 related to a warrant issued to HP in connection with the OEM Agreement.

Liquidity and Capital Resources
(unaudited)

     A summary of our consolidated interim statements of cash flows for the six months ended June 30, 2010 and 2009 are as follows:

(In Thousands)
	2010	2009
Net income	$1,889	$146
Depreciation and amortization	4,210	4,261
Stock-based compensation	621	666
Fair value of warrant related to OEM agreement	4,988	-
Changes in operating assets and liabilities	(9,059)	406
Net cash provided by operating activities	2,649	5,479

Net cash provided by (used in) investing activities	(38,898)	1,231
Net cash provided by financing activities	457	49
Effect of exchange rate changes on cash	(279)	48
Net increase (decrease) in cash and cash equivalents	(36,071)	6,807
Cash and cash equivalents, beginning of period	48,316	27,946
Cash and cash equivalents, end of period	$12,245	$34,753

     Our cash and cash equivalents balance decreased by $36.1 million to $12.2 million at June 30, 2010, from $48.3 million at December 31, 2009. The decrease is primarily due to $41.5 million of cash spent for the purchase of investments.

     In the six months ended June 30, 2010, net cash provided by our operating activities was $2.7 million compared to cash provided by operations of $5.5 million during the comparable 2009 period.

     Our net accounts receivable balance increased to $21.7 million at June 30, 2010 from $19.3 million as of December 31, 2009. This increase was principally due to sales growth but was offset by increased collection efforts that reduced the number of days sales outstanding.

     At June 30, 2010, our inventory balance increased to $17.3 million compared to $14.6 million at December 31, 2009. This increase was principally due to a product build up in preparation for the release of the uPrint Plus, a new support removal system and our OEM products.

     Our investing activities used cash of $38.9 million in the first six months of 2010 as compared to $1.2 million in the first six months of 2009. We used net cash of approximately $37.0 million for the sale and purchase of investments. The majority of these investments are government and corporate issued bonds classified as long-term investments. We used cash of approximately $1.2 million for fixed asset additions in the first six months of 2010 as compared to $1.2 million in the first six months of 2009. Net cash used for payments for intangible assets and other investments, including patents and capitalized software, was $674,000 as compared to $944,000 for the same prior-year period. Much of the capital expenditure in 2010 has been for equipment required by the ongoing needs of our business, including manufacturing fixtures for new products and consumable manufacturing.

     In the six months ended June 30, 2010, we had net cash provided by financing activities of $457,000 that resulted from proceeds from the exercise of stock options, which was mostly offset by the repurchase of vested and outstanding stock options.

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

  for improvements to our facilities;

  for acquisitions and/or strategic alliances; and

  for our common stock buyback program, which has $10.9 million available for the purchase of shares
     Our total current assets amounted to approximately $79.4 million at June 30, 2010, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to approximately $20.3 million and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

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

     We hedged between €2.3 million and €3.1 million for the three months ended June 30, 2010 and between €2.3 million and €4.2 million for the six months ended June 30, 2010 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation gain of approximately $375,000 for the three months ended June 30, 2010 and a loss of approximately $574,000 for the three months ended June 30, 2009. Foreign currency forward contracts resulted in currency translation gain of approximately $690,000 for the six months ended June 30, 2010 and a gain of approximately $45,000 for the six months ended June 30, 2009. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that we recorded.

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

     These forward-looking statements include the expected increases in net sales of RP, DDM, and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include projected revenue and income in future quarters; the size of the 3D printing market; our objectives for the marketing and sale of our uPrint™ and Dimension™ 3D printers and our Fortus™ 3D Production Systems, particularly for use in direct digital manufacturing (DDM); the demand for our proprietary consumables; the expansion of our RedEye paid parts service; and our beliefs with respect to the growth in the demand for our products and the impact of our OEM Agreement on sales of our products. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for 2009. These forward-looking statements are based on assumptions, among others, that we will be able to:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days and are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in auction rate securities, bonds and certificates of deposit that bear interest at rates of 0.6% to 6.4%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

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

     We hedged between €2.3 million and €3.1 million for the three months ended June 30, 2010 and between €2.3 million and €4.2 million for the six months ended June 30, 2010 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation gain of approximately $375,000 for the three months ended June 30, 2010 and a loss of approximately $574,000 for the three months ended June 30, 2009. Foreign currency forward contracts resulted in currency translation gain of approximately $690,000 for the six months ended June 30, 2010 and a gain of approximately $45,000 for the six months ended June 30, 2009. The resulting gains or losses from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that we recorded.

     A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by between $0.5 million and $1.0 million.

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

Date: August 5, 2010	Stratasys, Inc.

	By:	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer