Form 10-Q
period 2010-09-30
STRATASYS INC
filed 2010-11-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes [     ] No [ ✓ ]

     As of October 27, 2010 the Registrant had 20,658,437 shares of common stock, $.01 par value, issued and outstanding.

Stratasys, Inc.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations and Comprehensive Income for the three and nine	2
	months ended September 30, 2010 and 2009

	Consolidated Statements of Cash Flows for the nine months ended	3
	September 30, 2010 and 2009

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II.	Other Information

Item 6.	Exhibits	24

Signatures		25

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$22,731,928	$48,315,926
Short-term investments - held to maturity	14,424,152	16,073,718
Accounts receivable, less allowance for returns and
doubtful accounts of $1,199,523 at September 30,
2010 and $903,101 at December 31, 2009	19,726,401	19,249,813
Inventories	18,719,342	14,608,014
Net investment in sales-type leases, less allowance
for doubtful accounts of $197,421 at September 30,
2010 and $222,011 at December 31, 2009	3,285,795	3,618,876
Prepaid expenses and other current assets	2,444,239	2,247,612
Deferred income taxes	2,277,000	2,277,000
Total current assets	83,608,857	106,390,959
Property and equipment, net	25,225,896	26,326,012

Other assets
Intangible assets, net	6,766,557	7,653,269
Net investment in sales-type leases	2,872,144	3,477,039
Deferred income taxes	688,000	688,000
Long-term investments - available for sale	1,030,750	1,055,750
Long-term investments - held to maturity	45,791,189	5,467,318
Other non-current assets	1,229,761	2,078,165
Total other assets	58,378,401	20,419,541
Total assets	$167,213,154	$153,136,512

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$13,514,422	$12,874,798
Unearned revenues	10,883,944	10,678,427
Total current liabilities	24,398,366	23,553,225

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
26,346,068 and 26,053,318 issued as of September 30,
2010 and December 31, 2009, respectively	263,461	260,533
Capital in excess of par value	102,568,773	94,329,398
Retained earnings	79,080,546	74,015,940
Accumulated other comprehensive loss	(93,567)	(18,159)
Less cost of treasury stock, 5,687,631 shares as of
September 30, 2010 and December 31, 2009	(39,004,425)	(39,004,425)
Total stockholders' equity	142,814,788	129,583,287
Total liabilities and stockholders' equity	$167,213,154	$153,136,512

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales
Products	$23,966,937	$18,046,184	$69,526,507	$53,197,716
Services	6,291,609	6,283,212	18,785,660	18,924,759
Fair value of warrant related to OEM agreement	-	-	(4,987,806)	-
	30,258,546	24,329,396	83,324,361	72,122,475
Cost of sales
Products	12,695,679	9,918,263	35,805,842	30,883,158
Services	2,853,879	2,542,879	8,627,451	8,225,489
	15,549,558	12,461,142	44,433,293	39,108,647
Gross profit	14,708,988	11,868,254	38,891,068	33,013,828

Operating expenses
Research and development	2,242,263	1,983,420	7,191,594	5,510,385
Selling, general and administrative	8,403,902	7,481,311	24,385,683	25,257,138
	10,646,165	9,464,731	31,577,277	30,767,523
Operating income	4,062,823	2,403,523	7,313,791	2,246,305

Other income (expense)
Interest income, net	217,651	230,429	596,541	754,695
Foreign currency transaction gains (losses), net	227,623	(5,930)	(570,184)	(169,148)
Other	48,078	(9,021)	42,093	16,780
	493,352	215,478	68,450	602,327
Income before income taxes	4,556,175	2,619,001	7,382,241	2,848,632
Income taxes	1,380,625	1,040,201	2,317,635	1,124,191

Net income	$3,175,550	$1,578,800	$5,064,606	$1,724,441

Net income per common share
Basic	$0.15	$0.08	$0.25	$0.09
Diluted	0.15	0.08	0.24	0.09

Weighted average common shares outstanding
Basic	20,586,695	20,229,357	20,519,189	20,224,889
Diluted	21,000,804	20,231,033	21,035,559	20,233,234

Comprehensive Income
Net income	$3,175,550	$1,578,800	$5,064,606	$1,724,441
Foreign currency translation adjustment	221,975	$127,053	(75,408)	$179,816
Comprehensive income	$3,397,525	$1,705,853	$4,989,198	$1,904,257

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$5,064,606	$1,724,441
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,847,219	4,362,310
Amortization	1,948,406	1,877,739
Stock-based compensation	931,632	907,174
Fair value of warrant related to OEM agreement	4,987,806	-
Gain on disposal of property and equipment	-	46,082

Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	(476,588)	5,651,975
Inventories	(5,597,357)	4,212,013
Net investment in sales-type leases	937,976	791,142
Prepaid expenses	(196,627)	(94,087)
Other assets	848,405	655,287
Accounts payable and other current liabilities	1,140,693	(3,416,041)
Unearned revenues	205,517	(2,523,280)
Net cash provided by operating activities	14,641,688	14,194,755

Cash flows from investing activities
Proceeds from sale of investments	19,731,121	4,962,211
Purchase of investments	(58,443,732)	(9,920,000)
Proceeds from sale of property and equipment	-	1,000
Acquisition of property and equipment	(2,270,462)	(1,203,874)
Acquisition of intangible and other assets	(998,389)	(1,329,213)
Net cash used in investing activities	(41,981,462)	(7,489,876)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	3,958,400	201,257
Cash paid for vested stock option repurchases	(2,136,605)	-
Net cash provided by financing activities	1,821,795	201,257

Effect of exchange rate changes on cash	(66,019)	141,205

Net increase (decrease) in cash and cash equivalents	(25,583,998)	7,047,341
Cash and cash equivalents, beginning of period	48,315,926	27,945,799

Cash and cash equivalents, end of period	$22,731,928	$34,993,140

Supplemental disclosures of cash flow information:
Cash paid for taxes	$3,195,953	$216,180
Transfer of fixed assets to inventory	275,375	194,856
Transfer of inventory to fixed assets	1,761,405	484,092

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, filed as part of the Company’s Annual Report on Form 10-K for such year.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Note 3 Warrant Charge to Revenue

In connection with a Master OEM Agreement (the “Agreement”) and a Protective Rights Agreement with Hewlett-Packard Company (“HP”), the Company issued a warrant to HP in the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share (the “Warrant”), which vested immediately. The Company used the Black-Scholes pricing model to calculate the fair value of the Warrant, which is the same methodology used to calculate the fair value of stock-based compensation grants. The Company accounted for the fair value of this Warrant under the guidance of ASC 605, Revenue Recognition, and recognized the fair value as a reduction of revenues at the date of the grant.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. The Company does not hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at September 30, 2010 or December 31, 2009, as the fair value of those investments approximated cost.

The Company invests in certificates of deposit, corporate bonds, tax-free government bonds, and Auction Rate Securities (“ARS”), all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(unaudited)
Bonds	$11,728,795	$8,113,361
Other securities	357	357
Certificates of deposit	2,695,000	7,960,000
Short-term investments - held to maturity	14,424,152	16,073,718

Auction rate securities	1,030,750	1,055,750
Long-term investments - available for sale securities	1,030,750	1,055,750

Auction rate securities	2,400,000	2,400,000
Bonds	43,391,189	1,107,318
Certificates of deposit	-	1,960,000
Long-term investments - held to maturity	45,791,189	5,467,318

Total investments	$61,246,091	$22,596,786

Short-term and long-term investments consist of certificates of deposit, corporate bonds, tax-free government bonds, and ARS. At September 30, 2010, the Company’s investments included:
  approximately $55.1 million in bonds maturing between November 2010 and November 2013, all of which have ratings between AAA and BAA1 at September 30, 2010;

  approximately $2.7 million in certificates of deposit maturing between November 2010 and February 2011.

  approximately $2.4 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at September 30, 2010; and

  approximately $1.0 million of a tax-free ARS, which does not currently have an active trading market and matures in February 2042. This ARS had a rating of Caa3 at September 30, 2010 and is further explained below.
The balance sheet caption titled “Long-term investments – available for sale securities” consists of a tax-free ARS. This balance represents the current estimated fair value of an ARS issued by Jefferson County, Alabama with a face value of $2.6 million. The investment is part of a multi-billion series of bonds issued by Jefferson County to build its sewer and water treatment system (“system”). The County entered into interest rate swaps to protect itself from rising interest rates, but the swaps proved ineffective and the revenue from the system will not adequately support the higher interest rates. The bond is insured by Financial Guaranty Insurance Company (“FGIC”) and matures in 2042. However, with the collapse of the ARS market, the weakened financial condition of FGIC, and the County’s financial condition, the rating of this ARS has gone from Aaa to Caa3. The Company has received $50,000 in principal payments on this ARS and no additional principal payments have become due. The Company has received all scheduled interest payments on this ARS through September 30, 2010. Due to the current financial condition of the County and the absence of an active market for this security, the Company only records interest income as cash payments are received.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With the assistance of outside consultants, the Company has reviewed this ARS, including expected cash flows, assessed the credit risk, analyzed and extrapolated yield information on comparable composites, and reviewed independent research from various public sources concerning the ARS market. From that assessment, the Company concluded that during 2008 it had incurred both a temporary and other-than-temporary impairment and recognized impairments of $195,000 and $1,270,750, respectively. Based upon a reevaluation that occurred in late 2009, a portion of the previously recognized temporary impairment was considered other-than-temporary and an additional portion of the net carrying amount was considered as impaired on an other-than-temporary basis. The following table summarizes the activity of this investment from December 31, 2007 to September 30, 2010.

Face value of investment as of December 31, 2007	$2,600,000
Principal payment	(25,000)
Temporary impairment - recognized in other comprehensive income	(195,000)
Other-than-temporary impairment - recognized in other income	(1,270,750)
Net carrying value at December 31, 2008	1,109,250
Temporary impairment transferred to other-than-temporary impairment	40,500
Other-than-temporary impairment - recognized in other income	(94,000)
Net carrying value at December 31, 2009	1,055,750
Principal payment	(25,000)
Net carrying value at September 30, 2010	$1,030,750

Note 5 Inventories

Inventories consisted of the following at September 30, 2010 and December 31, 2009 respectively:

	2010	2009
Finished goods	$6,469,032	$6,288,314
Raw materials	12,250,310	8,319,700
Total Inventory	$18,719,342	$14,608,014

Note 6 Material Commitments

The Company estimates that as of September 30, 2010, it had approximately $22.0 million of purchase commitments for inventory from selected vendors. In addition to purchase commitments for inventory, the Company also has future commitments for leased facilities of approximately $0.8 million. The Company intends to finance its purchase commitments from existing cash and investments and from cash flows from operations.

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

	Periods Ended September 30,
	Three Months		Nine Months
	2010	2009	2010	2009
Additional Shares	414,109	1,676	516,370	8,345

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A total of 16,600 and 14,600 options were excluded from the dilution calculation for the three- and nine-month periods ended September 30, 2010, respectively, since their inclusion would not have had a dilutive effect. A total of 1,473,778 and 952,578 options were excluded from the dilution calculation for the three- and nine-month periods ended September 30, 2009, respectively, for the same reason.

The following table provides information relative to stock options that were exercised in the respective periods:

	Periods Ended September 30,
	Three Months		Nine Months
	2010	2009	2010	2009
Proceeds from exercise of stock options	$1,364,813	$155,880	$3,958,400	$201,257
Number of options exercised	100,750	12,000	292,750	15,900
Weighted average exercise price	$13.55	$12.99	$13.52	$12.66

Tax benefit recognized in stockholders'
equity from stock option exercises	$4,928	$-	$501,069	$-

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

	Periods Ended September 30,
	Three Months		Nine Months
	2010	2009	2010	2009
Stock-based compensation expense	$310,544	$238,032	$931,632	$956,503
Income tax benefit	(48,288)	(28,000)	(257,408)	(189,218)
	$262,256	$210,032	$674,224	$767,285

Options for 300,000 and 326,250 shares were granted in the nine months ended September 30, 2010 and 2009, respectively. The income tax benefit relates to stock-based compensation recorded on nonqualified stock options and any tax benefit derived from disqualifying dispositions of incentive stock options in the specific period.

Note 9 Income Taxes

The effective tax rate of 30.3% for the three months ended September 30, 2010 was lower than the 39.7% effective rate for the same period in 2009 due to a reduction in contingency reserves pertaining to positions taken on the Company’s 2006 tax return for which the statute of limitations expired during the current quarter. The effective tax rate of 31.4% for the nine months ended September 30, 2010 was lower than the 34.5% effective rate for the same period in 2009 due to favorable tax liability adjustments in the first quarter of 2010 resulting from the disqualifying dispositions of incentive stock options and the reduction in contingency reserves in the third quarter of 2010 as noted above.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2007, the Company adopted the provisions of ASC 740, Income Taxes, and began using a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required. At September 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $1.1 million and $1.2 million, respectively.

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

The Company uses various valuation techniques, which are primarily based upon the market approach, with respect to its financial assets. As discussed in Note 4, one of the auction rate securities held by the Company has experienced a significant credit rating reduction since its acquisition. As a result, investments in auction rate securities are valued utilizing a quantitative and qualitative third-party analysis. The Company therefore classifies these securities as Level 3.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs:

	Nine Months ended September 30,
Auction rate securities	2010	2009
Beginning balance	$3,455,750	$3,509,250
Total gains or (losses):
Included in earnings	-	-
Included in other comprehensive income	-	-
Settlements	(25,000)	-
Ending balance	$3,430,750	$3,509,250

	As of September 30,
Balance sheet classification of auction rate securities	2010	2009
Classified as long-term investments - available for sale securities	$1,030,750	$1,109,250
Classified as long-term investments - held to maturity	2,400,000	2,400,000
	$3,430,750	$3,509,250

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
During the quarter ended September 30, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 11 Foreign Currency Hedge

The Company invoices sales to certain European distributors in Euros and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. The Company’s strategy is to hedge most of its Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value at the end of the reporting period. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transaction gains (losses), net”.

The Company hedged between €2.8 million and €3.5 million for the three months ended September 30, 2010 and between €2.8 million and €3.7 million for the nine months ended September 30, 2010 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation loss of approximately $438,000 and $205,000 for the three months ended September 30, 2010 and 2009, respectively. Foreign currency forward contracts resulted in currency translation gain of approximately $252,000 for the nine months ended September 30, 2010 and a loss of approximately $161,000 for the nine months ended September 30, 2009. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses recorded by the Company.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 Product Warranties

The Company’s products are covered by warranties with periods ranging from ninety days to one year from the date of sale to the end customer. A liability is recorded for future warranty costs in the same period in which related revenue is recognized. The liability is based on anticipated parts and labor costs utilizing historical experience. The Company periodically assesses the adequacy of the warranty reserves based on changes in these factors and records any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in the Company’s warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that the Company determines that its current or future product repair and replacement costs exceed estimates, an adjustment to these reserves would be charged to earnings in the period in which such a determination is made.

A summary of product warranty activity is as follows for the respective periods:

	Periods Ended September 30,
	Three Months		Nine Months
	2010	2009	2010	2009
Beginning balance	$708,711	$442,837	$677,757	$321,874
Accruals for warranties issued during the period	988,857	471,948	1,454,784	947,070
Warranty costs incurred during the period	(616,111)	(312,175)	(1,051,083)	(666,333)
Ending balance	$1,081,457	$602,611	$1,081,457	$602,611

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

Due to the success of this initial arrangement, the Company is continuing this relationship. In July 2010, the Company extended the collaborative agreement with this Fortune 500 partner to develop new platforms for direct digital manufacturing (“DDM”) applications. This extension has similar terms and objectives as the previous agreements and entitles the Company to receive approximately $800,000 in reimbursement payments as it achieves specific milestones. During the three months ended September 30, 2010 and 2009, approximately $352,000 and $405,000, respectively, of research and development expenses were offset by payments that were received from this company. During the nine months ended September 30, 2010 and 2009, approximately $889,000 and $1.9 million, respectively, of research and development expenses were offset by payments that were received from this company.

Note 14 Restructuring Activities

Beginning January 1, 2009, the Company began selling its Fortus 3D Production Systems in North America through a select group of resellers from its established reseller channel, which formerly distributed only the Dimension 3D Printer line. This restructuring of the Company’s sales organization included costs related to workforce reductions, closure of certain leased facilities, rebranding expenses, and other contract termination charges that were recognized in 2008 and were settled during the first quarter of 2009.

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

     Summary of Financial Results

     For the quarter ended September 30, 2010, we recorded net income of $3.2 million, or $0.15 per diluted share, as compared to net income of $1.6 million, or $0.08 per diluted share, for the quarter ended September 30, 2009. Due to the cost reduction efforts that were initiated in the first quarter of 2009 and our continued focus on controlling discretionary spending, we have delivered steady improvements in profitability and operating cash flow. These actions, along with our revenue growth, have allowed us to continue our investment in product development and to fully support the expansion of our sales channels.

     Our revenues for the current quarter increased to $30.3 million, or 24.4%, from the $24.3 million that we reported in the third quarter of 2009. Gross profit also increased by $2.8 million, or 23.9%, to $14.7 million as compared with $11.9 million in the prior year. This increase was primarily attributed to the recovering economy, which drove growth in system sales, as well as higher consumable usage rates across our installed base.

     Our balance sheet continues to be strong. As of September 30, 2010, our cash and investments balance was approximately $84.0 million, up from $70.9 million at December 31, 2009. We also have no debt and believe that we have adequate liquidity to fund our growth strategy throughout 2010.

     Our Market Strategy and Description of Current Conditions

     It is our belief that we are successfully implementing our overall marketing strategy by addressing the needs of both the high-performance and 3D printing ends of the market.

3D Printers Over the last three years, we have been the volume leader in the commercial 3D printer market and have followed a strategy of moving down the price elasticity curve, most recently evidenced by our introduction of the uPrint and uPrint Plus systems and the expansion of our distribution channel. We believe that this strategy is appropriate for the long-term success of our company while at the same time, we recognize the short-term challenges that it presents. Although some of our competitors have also recently introduced low-cost 3D printers, we believe our strategy of offering low-priced 3D printing systems combined with higher reliability and increased functionality will continue to make our 3D printers an attractive alternative to our competitors’ products.

     We believe that the recent introduction of our lower priced uPrint and uPrint Plus systems and the expansion of our distribution channel, especially with the addition of a Master OEM agreement & with HP as discussed in the “Developments in Our Business During the Period” section below, will increase awareness of our products, but will reduce our margins as a percentage of revenue from the levels we have previously achieved. We intend to compensate for these lower margins by expanding the market for our 3D printers (and our related proprietary consumables), thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. Although we believe that there is a large market for our 3D printers, there can be no assurance that we will be able to increase our revenues sufficiently to maintain or increase our profitability.

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

     High-Performance 3D Production Systems Our strategy in the high-performance market is to expand our installed base of RP systems, represented principally by our Fortus 360mc, 400mc, and 900mc models, by offering improved system capabilities and new and improved material properties. End-user prices for our Fortus systems range from $80,000 for the base model 360mc to $400,000 for the fully equipped 900mc.

     We also have opportunities for the Fortus line in DDM applications. DDM involves the manufacture of parts fabricated directly from our systems that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turnaround and for which tooling would not be cost effective due to small volumes.

     An emerging portion of the DDM market segment is the production of fabrication and assembly tools that aid in the customer’s production and assembly process. We believe this fabrication and assembly tool market is substantially larger than the $1.1 global billion rapid prototyping market we currently serve. In addition, we have seen a growing number of applications for end-use parts.

     Recurring Revenues As our installed base has increased, we expect an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. Despite a history of growth in this area, we saw a temporary decline in this trend during the first part of 2009 as our existing customers curtailed some discretionary or variable spending in response to the economic slow down. During the most recent three quarters, we have seen an increase in consumable sales and believe that this is a leading indicator for our business going forward.

     Our RedEye paid parts service makes and sells physical models, tooling and functional prototypes for RP and DDM applications based on our customers’ CAD files. Growth in our RedEye paid parts service has resulted from the general economic upturn and continued recovery from a period of overly competitive pricing that occurred during the recent recession.

     Developments in Our Business During the Period

     Our third quarter results reflected the revenue growth trends that began late in 2009 and continued through the first two quarters of 2010. This was led by a 34% growth in consumables and a 40% growth in system unit sales as compared to the third quarter of 2009. These volume increases were driven by the recent economic recovery, our focus on the expansion of our sales channel and our continued investment in product development.

     Throughout the 2009 economic downturn, most manufacturers were focused on survival and preserving cash instead of taking a calculated risk on the new technologies and new processes that our product line offers. With the recent economic upturn, we believe that our customers have been more willing to make investments in innovative new processes that save them time and money.

     In July 2010, we extended our collaborative agreement with a Fortune 500 global manufacturing company to develop new platforms for DDM applications. This extension has similar terms and objectives as the previous agreements and entitles us to receive approximately $800,000 in reimbursement payments as we achieve specific milestones.

     During the first quarter of 2010, we signed a Master OEM Agreement (the “OEM Agreement”) with HP to develop and manufacture an HP-branded 3D printer. During the initial term of the Agreement, which expires on September 30, 2011, we have developed and are manufacturing a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP brand in France, Germany, Italy, Spain and the United Kingdom. In March of 2010, we delivered our first shipment of 3D printers to HP under this OEM Agreement.

     HP has agreed not to sell any other 3D printers manufactured by other companies throughout the world for the term of the OEM Agreement. The term of the OEM Agreement will be extended for additional one-year periods unless terminated on advance notice by either party. During the term of the OEM Agreement, we have agreed not to sell comparable products covered by the Agreement directly or indirectly in the territory covered by the OEM Agreement. The OEM Agreement does not require HP to purchase any minimum quantity of products. After the initial term, or by mutual agreement, the territory in which HP will have the exclusive right to sell the 3D printers covered by the OEM Agreement may be expanded to additional countries. Ultimately, our mutual intention is for HP to sell our low-cost 3D printers globally.

     Under this OEM Agreement, HP is selling our 3D printers and related products through its own reseller network. Accordingly, the prices we charge to HP for those products is less than the prices we presently charge to our own reseller network. As a result, our margins are lower on our sales to HP. In the longer-term, we expect to compensate for these lower margins by expanding the market for our 3D printers (and related proprietary consumables), thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. Although we believe that there is a large market for our 3D printers, there can be no assurance that we will be able to increase our revenue sufficiently to maintain or increase our profitability.

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

Three- and Nine-Month Periods Ended September 30,

	Three Months		Nine Months
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.4%	51.2%	53.3%	54.2%
Gross profit	48.6%	48.8%	46.7%	45.8%
Research and development	7.4%	8.2%	8.6%	7.6%
Selling, general, and administrative	27.8%	30.8%	29.3%	35.0%
Operating income	13.4%	9.9%	8.8%	3.1%
Other income	1.6%	0.9%	0.1%	0.8%
Income before income taxes	15.1%	10.8%	8.9%	3.9%
Income taxes	4.6%	4.3%	2.8%	1.6%
Net income	10.5%	6.5%	6.1%	2.4%

Net Sales

     Our revenues increased to $30.3 million in the third quarter of 2010, a 24.4% increase from the $24.3 million that we reported in the third quarter of 2009. Revenues for the first nine months of 2010 were $83.3 million, a 15.5% increase from the $72.1 million reported in the prior year. The following is a breakdown of our net revenues by products and services:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2010	2009	period change	2010	2009	period change
Products	$23,967	$18,046	32.8%	$69,526	$53,197	30.7%
Services	$6,292	$6,283	0.1%	$18,786	$18,925	-0.7%
Fair value of warrant	$-	$-	-	$(4,988)	$-	-100.0%
	$30,259	$24,329	24.4%	$83,324	$72,122	15.5%

     Revenues derived from products increased $5.9 million, or 32.8%, in the quarter ended September 30, 2010, as compared with the quarter ended September 30, 2009. System revenue grew by $3.5 million as a result of a general economic upturn that generated higher unit sales, which were weighted towards our 3D printer line of products. The number of units that we shipped in the quarter increased by 40.0%, or 177 units, to 631 as compared with 454 units shipped in the third quarter of 2009. 3D printer unit sales in the quarter increased by 39.6% when compared to the third quarter of 2010, driven by strong sales of our Stratasys-branded products, as well at the new HP Designjet line.

     For the nine months ended September 30, 2010, revenues derived from products increased $16.3 million, as compared with the nine months ended September 30, 2009. The number of units that we shipped in the first nine months of 2010 increased by 29.3%, or 436 units, to 1,923 units as compared with 1,487 units shipped in the first nine months of 2009. The increase in units for the 2010 periods compared to the 2009 periods was principally attributable to the worldwide economic recovery, strong sales of our Stratasys-brand 3D printer products and the new HP Designjet line. Consumable revenue increased by $2.0 million and $4.8 million for the three and nine months ended September 30, 2010, respectively, primarily driven by the economic upturn which has increased the usage of our installed base of systems.

     Revenues from our service offerings in the three and nine months ended September 30, 2010 were relatively flat as compared to revenue from services in the prior year. Growth in our RedEye service bureau business resulted from the general economic upturn and continued recovery from a period of highly competitive pricing that occurred during the recent recession. This growth was offset by a decrease in maintenance revenue, which resulted from our expansion of the warranty period for our domestic Fortus systems from three months to one year.

     A $5.0 million charge to revenue was recorded in the first quarter of 2010 representing the fair value of a warrant issued to the Hewlett-Packard Company (“HP”) in connection with an OEM Agreement that was signed in January 2010.

     Revenues in the Americas region, which includes North and South America, accounted for approximately 55.6% and 52.9% of total revenue for the quarters ended September 30, 2010 and 2009, respectively. The increase in revenues in the Americas region as a percentage of total revenues is primarily attributable to strong system sales in the current quarter. Revenues in the Americas region accounted for 55.8% and 56.0% of total revenue for the nine months ended September 30, 2010 and 2009, respectively.

     Revenues outside the Americas region accounted for approximately 44.4% and 47.1% of total revenues for the quarters ended September 30, 2010 and 2009, respectively. Revenues outside the Americas region accounted for approximately 44.2% and 44.0% of total revenues for the nine months ended September 30, 2010 and 2009, respectively.

Gross Profit

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2010	2009	period change	2010	2009	period change
Products	$11,271	$8,128	38.7%	$33,721	$22,315	51.1%
Services	3,438	3,740	-8.1%	10,158	10,699	-5.1%
Fair value of warrant	-	-	-	(4,988)	-	-100.0%
Total	$14,709	$11,868	23.9%	$38,891	$33,014	17.8%

Gross Profit as a Percentage of Related Sales
Products	47.0%	45.0%		48.5%	41.9%
Services	54.6%	59.5%		54.1%	56.5%
Total	48.6%	48.8%		46.7%	45.8%

     Gross profit increased by $2.8 million, or 23.9%, to $14.7 million in the quarter ended September 30, 2010 as compared with $11.9 million in the same prior-year period. Gross profit increased by $5.9 million, or 17.8%, to $38.9 million in the nine months ended September 30, 2010 as compared with $33.0 million in the same prior-year period. A $5.0 million charge to revenue was recorded in the first quarter of 2010 representing the fair value of a warrant issued to the Hewlett-Packard Company (“HP”) in connection with an OEM Agreement that was signed in January 2010.

     Product gross profit increased by 38.7% and 51.1% for the three and nine months ended September 30, 2010, respectively, as compared to the same prior-year periods. This increase is primarily attributable to increased volume to cover fixed overhead, a product mix that favored consumables and our higher priced Fortus systems and a focus on controlling production overhead costs.

     Gross profit from services decreased by 8.1% and 5.1% for the three and nine months ended September 30, 2010, respectively, as compared to the same prior-year periods. This decrease was primarily attributable to a decrease in maintenance revenue, which resulted from our expansion of the warranty period for our domestic Fortus systems from three months to one year. This decrease was partially offset by growth in our RedEye service bureau business resulted from the general economic upturn and continued recovery from a period of highly competitive pricing that occurred during the recent recession.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses, were as follows:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2010	2009	period change	2010	2009	period change
Research & development	$2,242	$1,984	13.0%	$7,191	$5,511	30.5%
Selling, general & administrative	8,404	7,481	12.3%	24,386	25,257	-3.4%
	$10,646	$9,465	12.5%	$31,577	$30,768	2.6%
Percentage of sales	35.2%	38.9%		37.9%	42.7%

     Research and development expense increased by 13.1% and 30.5% for the three months and nine months ended September 30, 2010, respectively, compared to the same prior-year periods. The increase resulted primarily from increased development activities in support of the HP OEM Agreement, development of the uPrint Plus, and development of our new support removal system that will be distributed by both us and HP under separate brands. Capitalized research and development expenditures for the three months ended September 30, 2010 relating to internally developed software was approximately $287,000 as compared to $360,000 for the same prior-year period. Capitalized software for the nine months ended September 30, 2010 was approximately $0.9 million as compared to $1.0 million for the same prior-year period.

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

     Due to the success of this initial arrangement, we are continuing our working relationship with this company. In July 2010, we extended our collaborative agreement with the Fortune 500 global manufacturing company to develop new platforms for DDM applications. This extension has similar terms and objectives as the previous agreements and entitles us to receive approximately $800,000 in reimbursement payments as we achieve specific milestones. During the three months ended September 30, 2010 and September 30, 2009, approximately $352,000 and $405,000, respectively, of research and development expenses were offset by payments that were received from this company. During the nine months ended September 30, 2010 and September 30, 2009, approximately $889,000 and $1.9 million, respectively, of research and development expenses were offset.

     Selling, general and administrative expenses increased by 12.3% and decreased by 3.5% for the three and nine months ended September 30, 2010, respectively, compared to the same prior-year periods. The increase in the current quarter resulted primarily from commission and incentive compensation expenses, which resulted from strong sales and earnings growth. The decrease in the first nine months of 2010 was primarily attributable to cost savings that have resulted from our continued effort to lower discretionary spending. During the first quarter of 2009, we eliminated our North American direct sales force. This resulted in a charge of approximately $779,000, consisting primarily of severance costs related to these headcount reductions.

Operating Income

     Operating income and operating income as a percentage of sales, as well as the percentage changes in operating income, were as follows:

Three- and Nine-Month Periods September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2010	2009	period change	2010	2009	period change
Operating income	$4,063	$2,404	69.0%	$7,314	$2,246	225.6%

Percentage of sales	13.4%	9.9%		8.8%	3.1%

     We recorded operating income of $4.1 million for the three months ended September 30, 2010 as compared to operating income of $2.4 million for the same prior-year period. This favorable change was primarily due to increased product sales resulting from the general economic upturn. Operating income for the nine months ended September 30, 2010 was $7.3 million as compared to $2.2 million for the same prior year period. This favorable change was primarily due to increased product sales resulting from the general economic upturn and was net of a $5.0 million non-cash charge to revenue in the first quarter of 2010 related to a warrant issued to HP in connection with the OEM Agreement.

Other Income (Expense)

     Other income (expense) as a percentage of sales and changes in other income (expense) were as follows:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2010	2009	period change	2010	2009	period change
Interest income	$217	$230	-5.7%	$596	$754	-21.0%
Foreign currency
transaction gains (losses)	228	(6)	N/M	(570)	(169)	-237.3%
Other	48	(9)	N/M	42	17	147.1%
	$493	$215	-129.3%	$68	$602	-88.7%

Percentage of sales	1.6%	0.9%		0.1%	1.3%

N/M - Not meaningful

     While cash and investment balances increased over the prior-year periods, interest income decreased for the three and nine months ended September 30, 2010 compared to the same prior-year periods due to the lower effective interest rate of our investment portfolio. As of September 30, 2010, we had approximately $20.1 million invested in US Treasury money market accounts with a current annualized yield of approximately 1%.

     Foreign currency gains for the third quarter of 2010 resulted primarily from the weakening US dollar during the period. We invoice sales to certain European distributors in Euros and our reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the US dollar. Our strategy is to hedge most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. In addition to our Euro-denominated accounts receivable, we also have net Euro-denominated assets related to our foreign subsidiaries that are also subject to fluctuations in exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

     We will continue to monitor exposure to currency fluctuations. Instruments that we may use to hedge risks could include foreign currency forward, swap, and option contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Income Taxes

     Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage changes, were as follows:

Three- and Nine-Month Periods Ended September 30,
(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2010	2009	period change	2010	2009	period change
Income taxes	$1,381	$1,040	32.7%	$2,318	$1,124	106.2%

Effective tax rate	30.3%	39.7%		31.4%	39.5%

     The effective tax rate of 30.3% for the three months ended September 30, 2010 was lower than the 39.7% effective rate for the same period in 2009 due to a reduction in contingency reserves pertaining to positions taken on our 2006 tax return for which the statute of limitations expired during the current quarter. The effective tax rate of 31.4% for the nine months ended September 30, 2010 was lower than the 39.5% effective rate for the same period in 2009 due to favorable tax liability adjustments in the first quarter of 2010 resulting from the disqualifying dispositions of incentive stock options and the reduction in contingency reserves in the third quarter of 2010 as noted above.

Net Income

     Net income and net income as a percentage of sales, as well as the percentage changes in net income, were as follows:

Three- and Nine-Month Periods Ended September 30,
(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2010	2009	period change	2010	2009	period change
Net income	$3,176	$1,579	101.1%	$5,065	$1,724	193.8%

Percentage of sales	10.5%	6.5%		6.1%	2.4%

     Net income in the current period increased during the three and nine months ended September 30, 2010 primarily from increased product revenue and cost reductions and were partially offset by a $5.0 million non-cash charge to revenue in the first quarter of 2010 related to a warrant issued to HP in connection with the OEM Agreement.

Liquidity and Capital Resources
(unaudited)

     A summary of our consolidated interim statements of cash flows for the nine months ended September 30, 2010 and 2009 are as follows:
(In Thousands)

	2010	2009
Net income	$5,065	$1,724
Depreciation and amortization	6,796	6,240
Gain on sale of equipment	-	46
Stock-based compensation	932	907
Fair value of warrant related to OEM agreement	4,988	-
Changes in operating assets and liabilities	(3,139)	5,278
Net cash provided by operating activities	14,642	14,195

Net cash provided by (used in) investing activities	(41,981)	(7,490)
Net cash provided by financing activities	1,822	201
Effect of exchange rate changes on cash	(67)	141
Net increase (decrease) in cash and cash equivalents	(25,584)	7,047
Cash and cash equivalents, beginning of period	48,316	27,946
Cash and cash equivalents, end of period	$22,732	$34,993

     Our cash and cash equivalents balance decreased by $25.6 million to $22.7 million at September 30, 2010, from $48.3 million at December 31, 2009. The decrease is primarily due to $58.4 million of cash spent for the purchase of investments.

     In the nine months ended September 30, 2010, net cash provided by our operating activities was $14.6 million compared to cash provided by operations of $14.2 million during the comparable 2009 period.

     Our net accounts receivable balance increased to $19.7 million at September 30, 2010 from $19.3 million as of December 31, 2009. This increase was principally due to sales growth but was offset by increased collection efforts that reduced the number of days sales outstanding.

     At September 30, 2010, our inventory balance increased to $18.7 million compared to $14.6 million at December 31, 2009. This increase was principally due to increased sales volume, product build up in preparation for the release of a new support removal system and growth in our OEM products manufactured for HP.

     Our investing activities used cash of $42.0 million in the first nine months of 2010 as compared to $7.5 million in the first nine months of 2009. We used net cash of approximately $38.7 million for the purchase of investments with maturities of one to three years. Most of these investments are government and corporate issued bonds classified as long-term investments. We used cash of approximately $2.3 million for fixed asset additions in the first nine months of 2010 as compared to $1.2 million in the first nine months of 2009. Net cash used for payments for intangible assets and other investments, including patents and capitalized software, was $998,000 as compared to $1.3 million for the same prior-year period. Much of the capital expenditures in 2010 have been for equipment required by the ongoing needs of our business, including manufacturing fixtures for new products and consumables manufacturing.

     In the nine months ended September 30, 2010, we had net cash provided by financing activities of $1.8 million that resulted from proceeds from the exercise of stock options, which was mostly offset by the repurchase of vested stock options.

     For the remainder of 2010, we expect to use our cash flows from operations and/or our cash and investments as follows:
  for the acquisition of equipment, including production equipment, tooling, and computers;

  for the purchase of additional manufacturing facilities;

  for the purchase, development and protection of intangible assets, including patents;

  for the continuation of our leasing program;

  for working capital purposes;

  for increased selling and marketing activities, especially as they relate to the continued market and channel development;

  for new product and materials development;

  for sustaining engineering;

  for information systems (“I/S”) and infrastructure enhancements;

  for improvements to our existing facilities;

  for acquisitions and/or strategic alliances; and

  for our common stock buyback program, which has $10.9 million available for the purchase of shares
     Our total current assets amounted to approximately $83.6 million at September 30, 2010, most of which consisted of cash and cash equivalents, investments, inventories and accounts receivable. Total current liabilities amounted to approximately $24.4 million and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

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

     We hedged between €2.8 million and €3.5 million for the three months ended September 30, 2010 and between €2.8 million and €3.7 million for the nine months ended September 30, 2010 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation loss of approximately $438,000 and $205,000 for the three months ended September 30, 2010 and 2009, respectively. Foreign currency forward contracts resulted a in currency translation gain of approximately $252,000 for the nine months ended September 30, 2010 and a loss of approximately $161,000 for the nine months ended September 30, 2009. The resulting gain or loss from foreign currency forward contracts only partially offset our total foreign currency transaction gains or losses.

     We will continue to monitor exposure to currency fluctuations. Instruments that we may use to hedge risks could include foreign currency forward, swap, and option contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

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

     These forward-looking statements include the expected increases in net sales of RP, DDM, and 3D printing systems, services and consumables, and our ability either increase sales at lower gross margins or to maintain our gross margins on these sales. The forward-looking statements include projected revenue and income in future quarters; the size of the 3D printing market; our objectives for the marketing and sale of our uPrintTM and DimensionTM 3D printers and our FortusTM 3D Production Systems, particularly for use in direct digital manufacturing (DDM); the demand for our proprietary consumables; the expansion of our RedEye paid parts service; and our beliefs with respect to the growth in the demand for our products and the impact of our OEM Agreement on sales of our products. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for 2009. These forward-looking statements are based on assumptions, among others, that we will be able to:
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

     We hedged between €2.8 million and €3.5 million for the three months ended September 30, 2010 and between €2.8 million and €3.7 million for the nine months ended September 30, 2010 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation loss of approximately $438,000 and $205,000 for the three months ended September 30, 2010 and 2009, respectively. Foreign currency forward contracts resulted in a currency translation gain of approximately $252,000 for the nine months ended September 30, 2010 and a loss of approximately $161,000 for the nine months ended September 30, 2009. The resulting gain or loss from foreign currency forward contracts only partially offset our total foreign currency transaction gains or losses.

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

Date: November 9, 2010	Stratasys, Inc.

	By:	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer