Form 10-K
period 2010-12-31
STRATASYS INC
filed 2011-03-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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
Yes [   ] No [√]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [√]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [√] No [   ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes [  ] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [√]
Non-accelerated filer [ ]	Smaller reporting company [ ]
     (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [√]

     The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was approximately $475,000,000. On such date, the closing price of the Registrant’s Common Stock, as quoted on the Nasdaq Global Select Market was $24.56.

     The registrant had 21,087,294 shares of common stock outstanding as of March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Stockholders scheduled to be held on April 28, 2011 are incorporated by reference into Part III of this Annual Report.

PART I

Item 1. Business.

General Development of Business

     Stratasys, Inc. is a worldwide leading manufacturer of three-dimensional (“3D”) printers and high-performance rapid prototyping (“RP”) systems for the office-based RP and direct digital manufacturing (“DDM”) markets. Our 3D printers and high-performance RP systems provide 3D computer-aided design (“CAD”) users a fast, office-friendly, and low-cost alternative for building functional 3D parts. We develop, manufacture and sell a broad product line of 3D printers and high-performance RP systems (and related proprietary consumable materials) that create physical parts from CAD designs. We also offer rapid prototyping and production part manufacturing services through our centers located in North America, Europe and Australia. We hold more than 245 granted or pending additive fabrication patents globally. Stratasys’ products are used in the aerospace, defense, automotive, medical, business and industrial equipment, education, architecture, and consumer-products markets.

     We were incorporated in Delaware in 1989 and our executive offices are located in Eden Prairie, Minnesota. Our systems are based on our core patented fused deposition modeling (“FDM®”) technology and on our patented Genisys® technology, which we purchased from IBM in 1994. We sold our first commercial product in April 1992 and in February 2002, we introduced the first 3D printer in our Dimension® product line. The Dimension line offers modeling capabilities in durable ABS plastic using a desktop 3D printer platform. In May 2007, we began offering high-performance systems that were specifically designed for DDM, which is the production of end use parts and tools used in fabrication and assembly. Other recent significant developments in our business are set forth below:
  During the first quarter of 2010, we signed a Master OEM Agreement (the “OEM Agreement”) with Hewlett-Packard Company (“HP”) to develop and manufacture a line of HP-branded 3D printers. Our current agreement with HP has an initial term that ends on September 30, 2011 and provides for automatic one-year renewals unless either party terminates it upon advance written notice. The initial term of the agreement provides for a territory that covers five European countries. Our intention is to expand this territory worldwide; however, there can be no assurance that HP will want to expand the territory in which they sell our 3D printers and other products. Furthermore, even though the Agreement may be automatically renewed, there can be no assurance that the Agreement will continue beyond its initial term or any renewal term. If HP does not expand the territory or the Agreement is terminated, we will not achieve the anticipated benefits of entering into the Agreement, which include substantial additional revenue and profits as well as validation of our products in the market place.
Under the OEM Agreement, HP will be selling our 3D printers and related products through its own reseller network. Accordingly, the prices we charge to HP for those products will be less than the prices we presently charge to our own reseller network. As a result, our margins will be smaller on our sales to HP. We intend to compensate for these smaller margins by expanding the market for our 3D printers and thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. However, there can be no assurance that we will be able to increase our revenue sufficiently to maintain or increase our profitability.
  In February 2011, we obtained ISO 9001:2008 certification. ISO 9001:2008 is a standard established by the International Organization for Standardization that provides a set of standardized requirements for a quality management system. We believe that ISO certification of our quality management systems will help us expand our products’ applicability to RP and DDM in key markets such as aerospace, defense, medical and automotive.

  In July 2010, we extended our collaborative agreement with a Fortune 500 global manufacturing company to develop new platforms for DDM applications. This extension has similar terms and objectives as the previous agreements and entitled us to approximately $800,000 in reimbursement payments as we achieved specific milestones. In 2010 and 2009, we offset approximately $1.2 million and $2.2 million of R&D expenses with monies received from this customer. As a result of prior collaborations with this Fortune 500 company, we had a commercial release of the Fortus 900mc in August 2008, which has the largest build envelop in our current product line. It is capable of building parts up to 4.5 feet diagonally, nine times larger than parts built by the Fortus 400mc introduced in 2007. The Fortus 900mc uses ball-screw technology, which improves part accuracy and repeatability and can hold tighter tolerances.

  In January 2010, we expanded the Dimension uPrint product line by introducing the uPrint Plus. This system offers the same small footprint as the previously introduced uPrint but offers a 33% larger build envelope. It also allows the user to print in seven additional colors and offers two resolution settings. Concurrent with the launch of the uPrint Plus, we also introduced two support-material enhancements. The first, Smart Supports, is a software feature that reconfigures the way support material is structured in the build process in order to reduce support material usage by as much as 40%. The second is a new soluble support material called SR-30, which can dissolve 69% faster than the previous soluble support material.

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

  In January 2009, we began offering a new high-performance thermoplastic for direct digital manufacturing and rapid prototyping called ULTEM 9085 (a trademark of SABIC Innovative Plastics IP BV). ULTEM 9085 is a strong, lightweight, flame-retardant thermoplastic widely used in aircraft interiors and was originally developed to help the aerospace industry boost fuel efficiency and safety. It offers strength and flexibility while producing lighter interior parts than other flame retardant thermoplastics used in the aerospace industry.
Description of Business

     We develop, manufacture, market, and service a family of 3D printers and high-performance RP systems that enable engineers and designers to create physical models, parts, tooling and prototypes out of plastic and other materials directly from a CAD workstation. Our high-performance RP systems are used both to create prototype models as well as produce parts for end-user, or DDM, applications. Our 3D printers and high-performance RP systems can be used in office environments without expensive facility modification. In many industries, the models and prototypes required for product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes as well as end-use parts directly from a designer’s 3D CAD file in a matter of hours. This can eliminate machining and tooling costs and allows for inexpensive design changes. In addition to selling high-performance RP systems and 3D printers, our RedEye paid parts service makes and sells physical models, tooling, prototypes and parts for RP and DDM applications based on our customers’ CAD files.

     The 3D printers and high-performance RP systems using our FDM technology to produce prototypes and parts from industrial production-grade plastic do not rely on lasers. This affords our products a number of significant advantages over other commercially available 3D rapid prototyping technologies that rely primarily on lasers to create models. Such benefits include:
  the ability to use the device in an office environment due to the absence of hazardous emissions little or no post-processing

  minimal material waste

  better processing and build repeatability

  ease of use

  minimal system set up

  the availability of a variety of plastic materials

  modeling in product-grade plastics for functional testing

  no need for costly replacement lasers and laser parts

  higher reliability
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

     Based upon data and estimates furnished in the 2010 Wohlers Report, through 2009 we shipped approximately 36% of all RP systems sold worldwide since 1996. The 2010 Wohlers Report also states that we shipped 32% of all 3D printers sold globally in 2009.

Applications for High-Performance Systems and 3D Printers

     Both high-performance systems and 3D printers allow for the physical modeling of a design using a special class of machine technology. These systems take data created from CAD files, CT and MRI scan data or 3D digitized data to quickly produce models, using an additive approach. Traditionally, RP and 3D printing have been used by organizations to accelerate product development. Many companies use RP and 3D printing models to test form, fit and function to help improve the time to market.

     Frequently, users report rapid pay-back times from using RP and 3D printing, as they accelerate their product development cycle and reduce post-design flaws through more extensive design verification and testing.

     DDM involves the use of our systems for the direct manufacture of parts that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turn-around, and for which tooling would not be appropriate due to small volumes. For example, customers produce parts for high-end, specialized vehicles or parts that are subsequently used in the assembly of their unique products. Our Fortus 360mc, 400mc, and 900mc systems are well suited for these types of applications.

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

     We have shipped over 15,000 systems since our inception. A wide variety of design and manufacturing organizations use our systems. Current markets and applications include:

Aerospace Automotive Consumer Products	Architecture Business Machines Defense

Direct digital manufacturing of custom parts Electronics Heavy Equipment Medical Systems Tooling	Educational Institutions Fixtures Medical Analysis Mold Making

     Additional future applications may include:

Aerospace and automotive spare parts Aerospace ground support equipment Free-form graphic design	Gaming, art and animation Secondary tooling Unmanned air and robotic systems

     Among the medical applications, rapid prototyping is being used to produce accurate models of internal organs, bones and skulls for pre-operative evaluations or modeling of prostheses. In such uses, our RP systems serve as a peripheral device for CT and MRI devices.

Products

     High-Performance Systems and 3D Printers

     We have been developing, enhancing and expanding our high-performance systems and 3D printers since our inception in 1989. We have improved both the speed and the accuracy of our high-performance Fortus systems, expanded their build envelopes, introduced a number of new modeling materials and developed and introduced a low-cost 3D printer. We have also enhanced and upgraded the software that our systems use to read CAD files and build parts.

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

     Our family of 3D printers and high-performance systems affords a customer’s product development team, including engineers, designers and managers, the ability to create prototypes through all stages of the development cycle. Our products meet the needs of a demanding and diverse industrial base by offering a wide range of capability and price from which to choose. The domestic end user list prices of our systems range from $14,900 for the uPrint Personal 3D Printer to $379,900 for our high performance Fortus 900mc.

     The Dimension line of 3D printers allows users to create parts in ABSplus plastic. ABS usually offers the part strength required for true form, fit and functional testing. Dimension 3D printers operate in an office environment and provide speed, ease of use and networking capabilities at a competitive price. They feature our Catalyst EX® software, which offers a single push-button operation by automating all of the required build procedures. We introduced the uPrint Personal 3D Printer in January 2009 at a list price of $14,900. In January 2010, we expanded the Dimension uPrint product line by introducing the uPrint Plus. This system offers the same small footprint as the previously introduced uPrint but offers a 33% larger build envelop. It also allows the user to print in seven additional colors and offers two resolution settings. Using Dimension’s proven FDM technology, the uPrint and uPrint Plus build models with Stratasys ABSplus — a material that is on average 40 percent stronger than our standard ABS material, making it ideal for testing the form, fit and function of models and prototypes. The Dimension 1200es SST, introduced in January 2008 and priced at a domestic end user list price of $32,900, offers the ability to build larger parts and creates parts from our ABSplus material as well.

     The Fortus 400mc was introduced in July 2007 and allowed for an increase in repeatability, part accuracy and material strength. In addition, in January 2008, we introduced the Fortus 360mc, which offers similar part quality to the Fortus 400mc, but fewer material choices and slower build speeds. Both of these systems can be configured to meet specific customer needs. The InSight software used by our Fortus systems offers the customer an array of features that is more flexible than Catalyst EX, ranging from a fully automated build process to one that allows the user to customize each step. Domestic end user prices for these systems range from $89,900 to $215,000 depending on the configuration and needs of the customer.

     In December 2007, we introduced the Fortus 900mc, which represents our largest system ever. It is capable of building parts measuring 4.5 feet diagonally, nine times larger than parts built by the Fortus 400mc. The Fortus 900mc uses ball-screw technology, which improves part accuracy, positional repeatability and tolerances. This product is the direct result of a $3.6 million development contract from a Fortune 500 global manufacturing company entered into in September 2005 to advance our proprietary FDM® technology for direct digital manufacturing applications.

     Our 3D printers and high-performance systems incorporate our WaterWorks soluble support system. The patented WaterWorks process allows for the easy removal of supports from a completed prototype by simple immersion into a water-based solution. Because our support materials dissolve in a solution, many post-processing steps required in our competitors’ systems are not required with our systems.

     We periodically discontinue manufacturing older products. We discontinued the Prodigy Plus system in 2007, the Vantage and Titan systems during 2008, and the BST 768, SST 768, Fortus 200mc and Maxum systems during 2009. Although we have discontinued the manufacture of these systems, we continue to provide service support in the field.

     Part Build Materials

     The modeling and support filament used in the RP and DDM systems and 3D printers that we sell are consumable products that generate recurring revenue. We believe that FDM technology allows the use of a greater variety of production grade thermoplastic building materials than other RP technologies. We continue to develop filament modeling materials that meet our customers’ needs for increased speed, strength, accuracy, surface resolution, chemical and heat resistance, color, and mechanical properties. These materials are processed into our patented filament form, which is then fed into the FDM systems. Our spool-based system has proven to be a significant advantage for our products over ultraviolet (“UV”) polymer systems or powder based systems, because our system allows the user to quickly change material by simply mounting the lightweight spool and feeding the desired filament into the FDM devices. The spool-based system also compares favorably with stereo lithography (“SLA”) UV polymer systems, because the spool-based system allows the customer to use it in an office environment and to purchase a single spool, as compared to an entire vat of SLA UV polymer with a limited vat life, thereby reducing the customer’s up-front costs.

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

  PC-ISO is a derivative of PC that is translucent and can be sterilized for medical device or surgical jig and fixture production or prototyping.

  ABS-M30i is a biocompatible material ideal for direct digital manufacturing applications in the medical, food and pharmaceutical equipment industries with ISO 10993 certification relating to ethylene oxide sterilization requirements.

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
In addition to the modeling materials, support material is used during the build process. Our proprietary water-soluble support material, WaterWorks, is dissolved from the finished part after the build process in our automatic WaveWash system, which was introduced in 2010. We also offer a soluble support material called SR-30, which can dissolve 69% faster than the previous soluble support material. Other proprietary support materials that are removed from the final model by hand are also available.

     Each material has specific characteristics that make it appropriate for various applications. The ability to use different materials allows the user to match the material to the end use application, whether it is a pattern for tooling, a concept model, a functional prototype, a DDM manufacturing tool, or a DDM end use part. ABS and ABSplus are offered in numerous colors, including white, black, red, blue, yellow, olive, nectarine and dark grey. We also offer a service to create custom colors for unique customer needs.

     Operating Software

     Our high-performance systems and 3D printers use one of two software products that convert the three-dimensional CAD databases into the appropriate code to operate our FDM system. The software products also provide a wide range of features, including automatic support generation, part scaling, positioning and nesting, as well as geometric editing capabilities. The software is integrated into the system and is not sold as a stand-alone product.

     Catalyst EX, our entry-level software product, enables users to build prototype parts at the push of a button. It was introduced in 2000 and is used on Dimension 1200es SST and BST, Dimension Elite, uPrint, and uPrint Plus. HP’s Designjet printers use a version of Catalyst EX, branded under the HP Designjet 3D Software Solution name.

     Our InSight preprocessing software is used on our Fortus products – Fortus 360mc, 400mc, and 900mc. It increases build speed and improves the design engineer’s control and efficiency over the entire build process. It has a broad set of features that facilitate demanding applications ranging from a single “push button” for automatic preprocessing to individual editing and manipulation tools for each process step.

     We continuously improve both software products to meet the demands of our sophisticated customers. Our latest software enhancement is Smart Supports, a software feature that reconfigures the way support material is structured in the build process in order to reduce support material usage by as much as 40%. Throughput enhancements, advanced build algorithms and features such as Smart Supports are intended to keep pace with complex industrial geometric designs while saving valuable operator time.

Services

     Maintenance, Leasing, Training and Contract Engineering

     We also provide a number of services in relation to our rapid prototyping business. We provide maintenance to our customers under standard warranty contracts and separate maintenance contracts. In the United States, we lease or rent Fortus 3D Production Systems and Dimension 3D printers to customers that may not be interested in purchasing a printer. We offer training to our customers, particularly on our high-performance systems. We also offer contract engineering services to third parties in connection with the strategic development and use of our systems and services by incorporating our proprietary technology.

     RedEye Paid Parts

     Our RedEye paid parts service produces prototypes and end-use parts for customers from a customer-provided CAD file. This allows the customer to benefit from our knowledge base, capitalize on the variety of materials and machine types available through our service center, and take advantage of additional capacity using the latest in proven RP and DDM technologies and processes. Our RedEye on Demand website service, www.redeyeondemand.com, enables our customers to obtain quotes and order parts around the clock, seven days a week.

     Foreign Service Bureaus

     We have a relationship with two foreign service bureaus, RapidPro and the Materialise Group. These service bureaus utilize Stratasys printers, along with other technologies, to produce prototypes. Stratasys collects a portion of the revenue generated by these printers. RapidPro is an Australian-based rapid manufacturing bureau. The Materialise Group is headquartered in Belgium and specializes in the field of rapid industrial and medical prototyping.

Marketing, Distribution and Customers

     Marketing and Customers

     The focus of our marketing begins with the identification of customer needs. We feature a broad array of products that allow us to meet the precise needs of engineers, designers, educators, marketers and manufacturers. Our products range from uPrint, with a domestic end user price of $14,900, to a high productivity Fortus 900mc, priced domestically up to $379,900. We currently offer eight systems, excluding the HP branded printers, between these price points, that meet diverse material, size and performance criteria.

We have sold systems to the following representative customers:

Boeing BMW Cessna Aircraft Dell Ford Motor Company Graco Harley Davidson Hewlett Packard Honda	Hyundai Intel Lego Lever Lockheed Martin Medtronic-Sofamar Danek Mitsubishi Electronics NASA Nike	Pioneer Speaker St. Jude Medical Toro Toyota University of Texas University of Wisconsin - Madison US Army Depots US Navy Fleet Readiness Center Xerox

     No customer accounted for more than 10% of sales in 2010, 2009, or 2008.

We use a variety of tactical marketing methods to reach potential customers:

Web-based marketing Trade magazine articles Brochures Websites Internet blogs Press releases Industry associations	Print advertisements Direct mailings Trade show demonstrations Social media Broadcast e-mail Webinars Internet search engines

     In addition, we have developed domestic and international on-site demonstration capabilities.

     Sales Field Structure

     Our sales organization uses a reseller network and is divided into two groups based on geographical areas. The Americas sales organization covers North, Central and South America and the International sales organization covers all other areas of the world. This structure allows us to align our sales and marketing resources with our diverse customer base and, specifically in the United States, provides more than three times the sales support for high-end systems compared to a direct sales channel.

     Americas Sales Organization

     The Americas sales organization provides sales support to a network of more than 100 reseller locations in North, Central and South America. On January 1, 2009, we began selling our Fortus 3D Production Systems through a select group of North American resellers that had previously distributed only the Dimension 3D printer product line. This sales strategy leverages our success with a network of independent regional resellers that we believe is the strongest sales channel in the industry. By replacing our Fortus 3D Production Systems direct sales channel with our existing reseller channel, we have converted a significant portion of our fixed selling costs to a variable cost structure.

     International Sales Organization

     The International sales organization uses a worldwide network of more than 100 resellers to market, sell, and service our 3D printers and Fortus 3D Production Systems. Our International sales organization supports all major regions of the world outside of the Americas including Europe, the Middle East, Korea, Taiwan, Japan, and China. We also operate international sales and service centers in Frankfurt, Germany; Bologna, Italy; Bangalore, India; Hong Kong; and Shanghai, China.

     Reseller Network

     We use an extensive world-wide reseller network to market and sell our 3D printers, Fortus 3D Production Systems, and consumable materials, and to provide maintenance service and replacement parts. Most of the reseller outlets have 3D printers available for tradeshows, product demonstrations and other promotional activities. Many of them also enjoy a long-term presence in their respective territories making this distribution model highly effective relative to a direct sales model. In addition to our 3D Printers and 3D production systems, most resellers sell and service a third-party 3D solid CAD software package.

     During the first quarter of 2010, we signed a Master OEM Agreement (the “OEM Agreement”) with HP to develop and manufacture an HP-branded 3D printer. During the initial term of the OEM Agreement, which expires on September 30, 2011, we have developed and are manufacturing a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP brand in France, Germany, Italy, Spain and the United Kingdom. In March of 2010, we delivered our first shipment of 3D printers to HP under this OEM Agreement. In April of 2010, HP launched our support removal system and the WaveWash system in those countries under the HP brand name, HP Designject 3D Removal System.

     HP has agreed not to sell any 3D printers manufactured by any other companies, including HP, throughout the world for the term of the OEM Agreement. The term of the OEM Agreement will be extended for additional one-year periods unless the agreement is terminated on advance notice by either party. During the term of the OEM Agreement, we have agreed not to sell comparable products covered by the Agreement directly or indirectly in the territory covered by the OEM Agreement. The OEM Agreement does not require HP to purchase any minimum quantity of products. After the initial term, or by mutual agreement, the territory in which HP will have the exclusive right to sell the 3D printers covered by the OEM Agreement may be expanded to additional countries. Ultimately, our mutual intention is for HP to sell our low-cost 3D printers globally.

     RedEye Paid Parts

     In 2006, we established a dedicated internal sales channel to offer our RedEye paid parts services through our RedEye on Demand instant Internet quoting system. This team is responsible for growing our paid parts service and nurturing customers who have RP and DDM part needs. Their objective is to insure that the customer has a favorable experience when solving their internal part requirements. Besides a commitment to customer satisfaction, an essential objective of this operation is to increase the number of quality FDM parts in the marketplace, which, in turn, we believe will also support the expansion of our system sales. In 2007, we launched a software that enabled instant part quoting via Redeye RPM, later rebranded as Redeye on Demand, in both Europe and Australia.

     In December 2008, we announced that AutoCAD users can order digitally manufactured prototypes and production parts quickly and easily through an on-demand 3D printing capability supported by our RedEye paid parts service. AutoCAD 2009 subscription customers had access to this functionality via a bonus pack. Included in the bonus pack was on-line ordering capability, giving designers and engineers the ability to get instant quotes and place orders from our RedEye paid parts service. AutoCAD 2010 and 2011 subscription customers continue to have access to this functionality.

     Customer Support

     Our Customer Support department provides on-site system installation and maintenance services and remote technical support to users of our products. We offer services on a time and materials basis as well as through a number of post-warranty maintenance contracts with varying levels of support and pricing. Our domestic customers can use a toll-free telephone number to request technical assistance, schedule service visits, order parts and supplies, or directly contact a manager within the Customer Support department. Our help desk provides technical support via phone, fax, and e-mail to international customers, resellers, and to our field service personnel.

     The uPrint maintenance and servicing is performed by a third-party service organization or selected resellers in certain international locations. For our high performance systems, we employ a field service organization that performs system installation, basic operation and maintenance training, and a full range of maintenance and repair services at customer sites. Field representatives have been trained and certified to service all of our products. Representatives are strategically located in regional offices across North America. They have secure remote access to a customer service database containing service history and technical documentation to aid in troubleshooting and repairing systems.

     Customer Support is represented on cross-functional product development teams within Stratasys to ensure that products are designed for serviceability and to provide our internal design and engineering departments with feedback on field issues. Failure analysis, corrective action, and continuation engineering efforts are driven by data collected in the field. Ongoing customer support initiatives include development of advanced diagnostic and troubleshooting techniques and comprehensive preventative maintenance programs, an expanded training and certification program for technical personnel, and improved communication between the field and the factory.

     Warranty and Service

     We offer a one-year warranty on Fortus 3D Production Systems and uPrint systems worldwide. In addition we offer a one-year warranty on all systems sold internationally and systems sold into the education market domestically. All other domestically sold systems have a 90-day warranty. We also offer annual and multiple-year service and maintenance contracts for our systems. Service contracts for our systems have a domestic end user price from approximately $2,000 to $49,000 per year.

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

     We purchase major component parts for our Fortus 3D Production Systems and 3D printing systems from various outside suppliers, subcontractors and other sources and assemble them in our Minnesota facilities. Our production floor has been organized using demand-flow techniques (“DFT”) in order to maximize efficiency and quality. Using DFT, our production lines are balanced, and as capacity constraints arise, we can avoid the requirements of reconfiguring our production floor.

     Computer-based Material Requirements Planning (“MRP”) is used for reordering to ensure on-time delivery of forecasted parts. All operators and assemblers are certified and trained on up-to-date assembly and test procedures, including Assembly Requirement Documents, which originate in engineering. The assembly process includes semiautomated functional tests of key subassemblies. Key functional characteristics are verified through these tests and the results are stored in a statistical database. At the completion of assembly, we perform a complete power up and final quality test to ensure the quality of our products before shipment to customers. The complete final quality tests must be run error free before the system can be cleared for shipment. We maintain a history log on all products that shows revision level configuration and a complete history during the manufacturing and test process. All issues on the system during the manufacturing process are logged, tracked and used to make continuous process improvements of our production processes. Other manufacturing strengths that are incorporated into our new designs are the commonality of designs among our different products as well as the incorporation of Six Sigma concepts. Our filament production utilizes Factory Physics® techniques to manage critical buffers of time, capacity and inventory to ensure product availability. We also utilize the “5S” method (Sort, Set-in-order, Shine, Standardize and Sustain) as part of our lean manufacturing initiatives to improve organization and efficiency.

     To provide customers with assurance regarding the quality and consistency of our systems, we obtained ISO 9001: 2008 certification in February 2011. ISO 9001: 2008 provides a structure for a quality management system that strives for customer satisfaction, consistent quality, and efficiency. In addition, there are internal benefits such as improved customer satisfaction, interdepartmental communications, work processes, and customer-and-supplier partnerships. The ISO 9000 family of standards relates to quality management systems and is designed to help organizations ensure they meet the needs of customers and other stakeholders.

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

Research, Development and Engineering

     We believe that ongoing research, development and engineering efforts are essential to our continued success. Accordingly, our engineering development efforts will continue to focus on customer requested enhancements, improvements to the FDM technology and development of new modeling processes, materials, software, user applications and products. We have devoted significant time and resources to the development of a universally compatible and user-friendly software system. We are committed to designing products using the principles of Six Sigma. We continue to standardize our product platforms, leveraging each new design so that it will result in multiple product offerings that are developed faster and at reduced expense. The Fortus 360mc, 400mc, 900mc, Dimension, and uPrint products as well as the Catalyst EX and InSight software products are examples of this successful strategic initiative. For the years ended December 31, 2010, 2009 and 2008, our research, development and engineering expenses were approximately $9.8 million, $7.7 million and $9.0 million, respectively.

     Our relationship with HP has increased our focus on product reliability. HP requires a superior quality standard and demands extensive testing prior to production to ensure consistency. This focus, combined with HP’s standards, has created a positive effect on the overall quality of our systems.

     Our filament development and production operation is located at our facilities in Eden Prairie, MN. We regard the filament formulation and manufacturing process as a trade secret and hold patent claims on filament usage in our products. We purchase and formulate raw materials for our consumable filament production from various polymer resin suppliers with different levels of processing and value add applied to the raw materials.

Intellectual Property

     We consider our proprietary technology to be material to the development, manufacturing, and sale of our products and services and seek to protect our technology through a combination of patents and confidentiality agreements with our employees and third parties. All patents and patent applications for rapid prototyping processes and apparatuses associated with the Stratasys FDM technology have been assigned to us by their inventors. As part of our purchase of rapid prototyping technology assets from IBM, we were also assigned the rights and title to several patents developed by IBM. We recorded these patents domestically and in certain foreign countries. The United States patents covering our proprietary FDM technology expire at various times between 2011 and 2030. In total, we currently own over 245 FDM U.S. and international patents and patent applications, and we have been assigned rights under an additional 45 UV polymer based U.S. patents.

     Our registered trademarks include:

Stratasys Stratasys, Inc. Shell Design QuickSlice Xpress 3D	Dimension BST uPrint Build FDM Fortus Real & Design	Dimension SST Catalyst Dimension Redeye RPM Fortus

     Other trademarks include:

FDM Maxum BASS InSight Fortus 200mc Prodigy Plus WaveWash	FDM Titan WaterWorks Touchworks Fortus 360mc Prodigy Ecoworks	SupportWorks FDM Quantum Fortus 900mc Fortus 400mc Genisys Dimension Elite

     Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have also been filed in Japan, the European Community, China, the Republic of Korea, Canada, and Hong Kong.

We have also registered a number of Internet domain names, including the following:

Stratasys.com BuildFDM.com 3Dprinter.com Paidparts.com	Dimensionprinting.com 3D-fax.com Stratasysdimension.com Xpress3D.com	RedEyeRPM.com DimensionDirect.com Fortus.com RedEyeonDemand.com

Backlog

     Our total backlog of system orders at December 31, 2010 was approximately $8.6 million, as compared with approximately $6.3 million at December 31, 2009. We estimate that most of our backlog will ship by the end of first quarter of 2011.

Seasonality

     Historically, our results of operations have been subject to seasonal factors. Stronger demand for our products has occurred in our fourth quarter primarily due to our customers’ capital expenditure budget cycles and our sales compensation incentive programs. Our first and third quarters have historically been our weakest quarters. Although the first quarter has had higher volumes in recent years from the successful introduction of new products, it is typically a slow quarter for capital expenditures in general. The third quarter is typically when we see our largest volume of educational related sales, which normally qualify for special discounts as part of our long-term market penetration strategy.

Competition

     We compete in a marketplace that is still primarily using conventional methods of model-making and prototype development. We believe that there is currently no other producer of industrial 3D modeling devices that uses a single-step, non-toxic technology similar to our FDM technology. Most of the 3D printing and other RP systems manufactured by our competitors involve additional post-processing steps, such as curing the part after construction of the model or prototype. In addition, our FDM technology does not rely on the laser or light technology used by other commercial manufacturers in the RP industry.

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

  low acquisition price

  ease of use

  automatic hands free support removal

  higher reliability
     Based on data and estimates presented in the 2010 Wohlers Report, in 2009 we shipped more units globally than any other company in the RP industry, and we were the second largest in terms of revenue. The 2010 Wohlers Report also states that we shipped 32% of all 3D printers shipped globally in 2009. We believe that this trend continued in 2010 as well.

Employees

     As of March 1, 2011, we had 414 full-time employees and contractors or temporary employees globally. While we have separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and we have not experienced any work stoppages. We believe our employee relations are good.

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

     We offer innovative, high quality products and services that are environmentally friendly. We also offer a green recycling program that ensures a lower impact on the environment by recycling used filament cartridges, canisters and spools.

     In the European marketplace, electrical and electronic equipment is required to comply with the Directive on Waste Electrical and Electronic Equipment (“WEEE”) and the Directive on Restriction of Use of Certain Hazardous Substances (“RoHS”). WEEE aims to prevent waste by encouraging reuse and recycling and RoHS restricts the use of six hazardous substances in electrical and electronic products. Our products and certain components of such products “put on the market” in the EU (whether or not manufactured in the EU) are potentially subject to WEEE and RoHS. We monitor the development of such directives and comply with such directives in the required time frames.

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

We may not be able to introduce new high-performance systems, 3D printing systems and materials acceptable to the market or to improve the technology and software used in our current systems.

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

     We derive a substantial portion of our sales from the sale of 3D printers and Fortus 3D Production Systems. If the market for 3D printers or high-performance systems declines or if competitors introduce products that compete successfully against ours, we may not be able to sustain the sales of those products. If that happens, our revenues may not increase and could decline.

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

     Our Agreement with HP has an initial term that ends on September 30, 2011, and has an initial territory of five European countries. There can be no assurance that HP will expand the territory in which they sell our 3D printers and other products. Furthermore, even though the OEM Agreement will automatically be renewed for one-year terms unless either party terminates it on advance written notice, there can be no assurance that the OEM Agreement will continue beyond its initial term or any renewal term. If HP does not expand the territory or the Agreement is terminated, we will not achieve the anticipated benefits of entering into the OEM Agreement, which include substantial additional revenue and profits as well as validation of our products in the market place.

Since we will be selling our 3D printers and related products to HP on an OEM basis, our margins on those products will be lower than those on the products that we presently sell, which may reduce our overall profitability.

     HP will be selling our 3D printers and related products through its own reseller network. Accordingly, the prices we charge to HP for those products will be less than the prices we presently charge to our own reseller network. As a result, our margins will be lower on our sales to HP. We intend to compensate for these lower margins by expanding the market for our 3D printers, thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. However, there can be no assurance that we will be able to increase our revenue sufficiently to maintain or increase our profitability over time.

If our present single or limited source suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.

     We maintain an inventory for most of our necessary supplies, which facilitates the assembly of our systems and the manufacture of our consumables. While most components for our systems and materials and compounds for our consumables are available from multiple suppliers, certain of those items are only available from single or limited sources. Should any of our present single or limited source suppliers become unavailable or inadequate, we would be required to spend a significant amount of time and expense to develop alternate sources of supply. It would also require us to re-qualify any product supplied by one or more new vendors. Accordingly, the loss of a supplier with vendor-specific components, materials or compounds could result in a delay in the manufacture and delivery of our systems or consumables. In addition, if we were unable to find a suitable supplier for a particular component, material or compound, we could be required to modify our existing products to accommodate substitute components, material or compounds. As a result, the loss of a single or limited source supplier and resulting delays in delivery could adversely affect our relationship with our customers and our results of operations and financial condition.

If other manufacturers were to successfully develop and market consumables for use in our systems, our revenues and profits could be adversely affected.

     We presently sell substantially all of the consumables that our customers use in our systems. However, even though we attempt to protect against replication of our consumables through patents and trade secrets and we provide that our warranties are valid only if customers use consumables that we certify, it is possible that other manufacturers could increase their development of consumables that could be used successfully in our systems. If our customers were to purchase consumables from other manufacturers, we would lose some of our sales and could be forced to reduce prices, which would impair our overall revenue and profitability.

If we fail to grow our RedEye paid parts service as anticipated, our net sales and profitability will be adversely affected.

     We are attempting to grow our RedEye paid parts service substantially. To this end, we have made significant infrastructure, technological and sales and marketing investments. These investments include a dedicated facility, increased staffing, use of a substantial number of our Fortus 3D Production Systems exclusively for Paid Parts, and the development and launch of our RedEye on Demand service, which enables customers to obtain quotes for and order parts over the Internet. If our RedEye paid parts service does not generate the level of sales required to support our investment, our net sales and profitability will be adversely affected. Our competitors’ consolidation efforts in the service bureau industry may also adversely affect RedEye’s efforts to grow.

If any of our manufacturing facilities is disrupted, sales of our products will be disrupted, and we could incur unforeseen costs.

     We perform the final assembly of our 3D printers and high-performance systems and we manufacture our filament at our facilities in Eden Prairie, Minnesota. If the operations of any of those facilities is disrupted, we would be unable to fulfill customer orders for the period of the disruption. We would not be able to recognize revenue on orders that we could not ship, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume product shipments. Such a disruption could have a material adverse effect on our revenue, results of operations and earnings.

We own our manufacturing and office facilities, which may limit our ability to move our operations.  If we were to move some of all of our operations, we could incur unforeseen charges.

     We own four buildings in Eden Prairie, Minnesota, which we use to conduct most of our manufacturing and assembly operations.  Ownership of these buildings may adversely affect our ability to move some or all of our operations to other locations that may be more favorable.  If we were to move any of our operations to other locations, we may have difficulty selling or leasing the property that we have vacated.  This could result in an impairment charge, which could have a material adverse effect on our results of operations in one or more periods.

A loss of a significant number of our resellers or channel managers would impair our ability to sell and service our products and could result in a reduction of sales and net income.

     We sell all of our products through resellers. We rely heavily on these resellers to sell our products to end users in their respective geographic regions and rely exclusively on resellers to service our products outside the United States. If a significant number of those resellers were to terminate their relationship with us or otherwise fail or refuse to sell or service our products, we may not be able to find replacements that are as qualified or as successful in selling or servicing our products. If we are unable to find qualified and successful replacements, our sales will suffer, which would have a material adverse affect on our net income.

Our failure to expand our intellectual property portfolio could adversely affect the growth of our business and results of operations.

     Expansion of our intellectual property portfolio is one of the available methods of growing our revenues and our profits. This involves a complex and costly set of activities with uncertain outcomes. Our ability to obtain patents and other intellectual property can be adversely affected by insufficient inventiveness of our employees, by changes in intellectual property laws, treaties, and regulations, and by judicial and administrative interpretations of those laws treaties and regulations. Our ability to expand our intellectual property portfolio could also be adversely affected by the lack of valuable intellectual property for sale or license at affordable prices. There is no assurance that we will be able to obtain valuable intellectual property in the jurisdictions where we and our competitors operate or that we will be able to use or license that intellectual property.

We may not be able to adequately protect or enforce our intellectual property rights, which could impair our competitive position.

     Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely primarily on patents, trademarks and trade secrets, as well as non-disclosure agreements and other methods, to protect our proprietary technologies and processes globally. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We cannot assure you that any of our existing or future patents will not be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents or pending applications corresponding to our U.S. patent applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents and other intellectual property do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Any of the foregoing events would lead to increased competition and lower revenue or gross margins, which would adversely affect our net income.

We may be subject to alleged infringement claims.

     We may be subject to intellectual property infringement claims from individuals, vendors and other companies who have acquired or developed patents in the fields of 3D printing or consumable production for purposes of developing competing products or for the sole purpose of asserting claims against us. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may prohibit or otherwise impair our ability to commercialize new or existing products. If we are unable to effectively defend our processes, our market share, sales and profitability could be adversely impacted.

As our patents expire, additional competitors using our technology could enter the market, which could require us to reduce our prices and result in a reduction of our market share. Competitors’ introduction of lower quality products using our technology could also negatively affect the reputation and image of our products in the marketplace.

     The initial patents for our technology will begin to expire in 2011. Upon expiration of those patents, our competitors may introduce products using the same technology as ours that have lower prices than those for our products. To compete, we may need to reduce our prices, which would adversely affect our revenues, margins and profitability. Additionally, the expiration of our patents could reduce barriers to entry into the market for additive fabrication systems, which could result in the reduction of our market share and earnings potential. If competitors using our technology were to introduce products of inferior quality, our potential customers may view our products negatively, which would have an adverse effect on our image and reputation and on our ability to compete with systems using other additive fabrication technologies.

If our intangible assets become impaired, we may be required to record a significant charge to earnings.

     As of December 31, 2010, the net book value of our intangible assets was approximately $6.4 million. Accounting rules require us to take a charge against our earnings to the extent that any of these intangible assets are impaired. Accordingly, invalidation of our patents, trademarks or other intellectual property or the impairment of other intangible assets due to litigation, obsolescence, competitive factors or other reasons could result in a material charge against our earnings and have a material adverse effect on our results of operations.

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

Estimating our income tax rate is complex and subject to uncertainty.

     The computation of income tax expense (benefit) is complex because it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under accounting principles generally accepted in the United States. Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate for the year, which includes forward looking financial projections. Such financial projections are based on numerous assumptions, including the expectations of profit and loss by jurisdiction. It is difficult to accurately forecast various items that make up the projections, and such items may be treated as discrete accounting. Examples of items that could cause variability in our income tax rate include our mix of income by jurisdiction, tax deductions for stock option expense, the application of transfer pricing rules, tax audits and changes to our valuation allowance for deferred tax assets. Future events, such as changes in our business and the tax law in the jurisdictions where we do business, could also affect our rate. For these reasons, our global tax rate may be materially different than our estimate.

If we do not generate sufficient future taxable income, we may be required to recognize additional deferred tax asset valuation allowances.

     The value of our deferred tax assets depends, in part, on our ability to use them to offset taxable income in future years. If we are unable to generate sufficient future taxable income in the U.S. and certain other jurisdictions, or if there are significant changes in tax laws or the tax rates or the period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets. Such an increase would result in an increase in our effective tax rate and have a negative impact on our operating results. If our estimated future taxable income is increased, the valuation allowances for deferred tax assets may be reduced. These changes may also contribute to the volatility of our financial results.

We operate a global business that exposes us to additional risks.

     Our sales outside of the United States accounted for approximately 47% of our consolidated net sales in 2010. We continue to expand into international markets. The future growth and profitability of our foreign market is subject to a variety of risks and uncertainties. Any of the following factors could adversely affect our sales to customers located outside of the United States:
  Fluctuations in foreign currency exchange rates.

  The inability to protect our intellectual property in foreign countries.

  Political or economic instability in regions where we sell our products.

  Changes in foreign regulatory requirements.

  Seasonal fluctuations in business activity in certain countries.

  Changes in export controls and tariffs.

  Energy costs.

  Public health issues.

  Unrest in the Middle East.

     Our business depends on our customers’ demand for our products and services, the general economic health of current and prospective customers, and their desire or ability to make investments in technology. A deterioration of global, regional or local political, economic or social conditions could affect potential customers in ways that reduce demand for our products and disrupt our manufacturing and sales plans and efforts. Acts of terrorism, wars, public health issues and increased energy costs could disrupt commerce in ways that could impair our ability to get products to our customers and increase our manufacturing and delivery costs. Changes in foreign currency exchange rates may negatively impact reported revenue and expenses. In addition, our sales are typically made on unsecured credit terms that are generally consistent with the prevailing business practices in the country in which the customer is located. A deterioration of political, economic or social conditions in a given country or region could reduce or eliminate our ability to collect accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

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
  changes in the pricing of HP products sales;

  changes in the volume of systems sold through HP and the impact on revenues and margins;

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

     Our growth plans require us to retain key employees in, and to hire additional skilled employees for, our operating departments, such as engineering and software development, to enhance existing products and develop new products. Our inability to retain and hire key engineers and other employees could delay our development and introduction of new products, which would adversely affect our revenues. In addition, a possible shortage of such personnel in the Minneapolis region could require us to pay more to retain and hire key employees, thereby increasing our costs.

Our common stock price has been and may continue to be highly volatile.

     During 2010, our common stock traded at prices ranging between $17.35 and $34.87, and has traded as high as $49.62 in 2011. Factors that we believe have caused or may cause this volatility include, among other things:
  investors’ expectations of the impact of our OEM agreement with HP and how the relationship with HP could change over time;

  the volatile global economy;

  actual or anticipated variations in quarterly or annual operating results;

  the issuance of patents or other technological innovations;

  announcements of new products;

  our competitors' announcements of new products;

  changes in financial estimates or recommendations by securities analysts;

  the employment and termination of key personnel; and

  sales or repurchases of our common stock by our Company
     Many of these factors are beyond our control. These factors may have a material adverse effect on the market price of our common stock, regardless of our operating performance.

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

     Although our management has determined, and our independent registered public accounting firm has concluded in its audit, that our internal controls over financial reporting were effective as of December 31, 2010, we cannot assure you that we or our independent registered accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

As part of our growth strategy, we may acquire or make investments in other businesses, patents, technologies, products or services, and our failure to do so successfully may adversely affect our competitive position or financial results.

     We have made and expect to continue to make acquisitions or investments to expand our suite of products and services. Our growth could be hampered if we are unable to identify suitable acquisitions and investments or agree on the terms of any such acquisition or investment. We may not be able to consummate any such transaction if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost. If we are not able to complete such acquisitions and successfully integrate them, or to complete investments and successfully realize the intended benefits of them, our competitive position may suffer, which could have adverse impacts on our revenues, revenue growth and results of operations.

Our acquisition transactions may not succeed in generating the intended benefits and may, therefore, adversely affect shareholder value or our financial results.

     Integration of new businesses or technologies into our business may have any of the following adverse effects:
  We may have difficulty transitioning customers and other business relationships to Stratasys.

  We may have problems unifying management following a transaction.

  We may lose key employees from our existing or acquired businesses.

  We may experience intensified competition from other companies seeking to expand sales and market share during the integration period.

  Our management’s attention may be diverted to the assimilation of the technology and personnel of acquired businesses or new product or service lines.

  We may experience difficulties in coordinating geographically disparate organizations and corporate cultures and integrating management personnel with different business backgrounds.
     The inability of our management to successfully integrate acquired businesses, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition.

Business combinations and other acquisition transactions may have a direct adverse effect on our financial condition, results of operations or liquidity, or on our stock price.

     In order to complete such transactions, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, take on new debt, assume contingent liabilities or amortize assets or expenses in a manner that might have a material adverse effect on our balance sheet, results of operations or liquidity. We are required to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated. We are also required to record post-closing goodwill or other long-lived asset impairment charges in the period in which they occur, which could result in a significant charge to our earnings in that period. These and other potential negative effects of an acquisition transaction could prevent us from realizing the benefits of such transactions and have a material adverse impact on our stock price, revenues, revenue growth, balance sheet, results of operations and liquidity.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     Our executive offices and production facilities presently comprise approximately 287,800 available square feet in four buildings we own in Eden Prairie, Minnesota, near Minneapolis.

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

     In November 2005, we purchased an additional 91,800 square foot manufacturing facility for approximately $5.1 million. By the end of 2008, we had substantially completed the improvements needed to make this facility suitable for our specific usage and had spent approximately $3.3 million. This facility is used for R&D, filament manufacturing, administrative, marketing and sales activities and is adjacent to our system manufacturing facility in Eden Prairie, Minnesota.

     In December 2010, we purchased an additional 90,000 square foot manufacturing facility for approximately $3.0 million. This facility is located in Eden Prairie, Minnesota.

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

     We have two North American sales offices. We occupy a 2,500 square foot sales office under a lease that expires in August 2011 and a 1,440 square foot service office under a lease that expires in August 2011, both of which are located in Ontario, California. We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at these facilities.

     We have four international sales and service offices under lease. Our German subsidiary leases 8,041 square feet of space in Frankfurt, Germany under a lease that expires in June 2011. Our Italian subsidiary leases 6,857 square feet in Bologna, Italy, under a lease that expires in August 2013. We occupy a 500 square foot sales office located in Hong Kong under a lease that expires in March 2011. We have approximately 1,500 square feet, which is used for a sales office, in Bangalore, India, under a lease that expires in January 2014.

Item 3. Legal Proceedings.

     We are party to various legal proceedings, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company’s financial position.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our common stock is traded on the Nasdaq Global Select Market under the symbol SSYS.

     The following table sets forth the high and low closing sale prices of our common stock for each quarter from January 1, 2009 through the fiscal year ended December 31, 2010 reported on the Nasdaq Global Select Market.

	High	Low
	Closing Sale Prices
Fiscal Year Ended December 31, 2009
January 1, 2009 – March 31, 2009	$12.70	$7.70
April 1, 2009 – June 30, 2009	13.94	8.60
July 1, 2009 – September 30, 2009	17.21	10.32
October 1, 2009 – December 31, 2009	18.98	14.85

Fiscal Year Ended December 31, 2010
January 1, 2010 – March 31, 2010	$30.11	$17.35
April 1, 2010 – June 30, 2010	27.40	21.79
July 1, 2010 – September 30, 2010	27.84	20.81
October 1, 2010 – December 31, 2010	34.87	26.48

     There were approximately 86 record and 10,741 beneficial owners of our common stock as of March 1, 2011.

Dividends

     We have not paid or declared any cash dividends to date. We intend to retain earnings, if any, to support the growth of our business.

Repurchases of Common Stock

     We did not repurchase any shares of our common stock in the fourth quarter of 2010.

Performance Graph

     The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total stockholder return on our Common Stock with (b) the total return on the Nasdaq (US) Composite Index, and (c) the total return on the information technology sector of the Standard & Poor’s SmallCap 600 Index (“S&P 600 Info Tech Index”). The S&P 600 Info Tech Index consists of 125 of the 600 stocks comprising the Standard & Poor’s SmallCap 600 Index, a capitalization-weighted index of domestic stocks chosen for market size, liquidity and industry representation. We are a component company of the S&P 600 Info Tech Index. The following graph assumes that $100 had been invested in each of Stratasys, the Nasdaq (US) Composite Index, and the S&P 600 Info Tech Index on December 31, 2005.

Comparison of Cumulative 5 Year Total Return

Item 6. Selected Financial Data.

     The selected consolidated financial data as of and for the five-year period ended December 31, 2010, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2010, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	(In Thousands, Except Per Share Amounts)
	2010	2009	2008	2007	2006
Statement of Operations Data:
Net sales	$117,099	$98,356	$124,495	$112,243	$103,809
Gross profit	56,086	46,384	66,412	59,708	51,441
Research and development	9,755	7,737	8,973	7,465	6,699
Selling, general and administrative
expenses	32,863	32,823	36,843	33,770	29,105
Operating income	13,467	5,824	20,596	18,473	15,637
Net income	9,370	4,116	13,615	14,324	11,164
Net income per basic common share	0.46	0.20	0.66	0.69	0.55
Weighted average basic shares
outstanding	20,579	20,236	20,676	20,772	20,240
Net income per diluted common
share	$0.44	$0.20	$0.65	$0.66	$0.54
Weighted average diluted shares
outstanding	21,130	20,268	21,079	21,567	20,723
Balance Sheet Data:
Working capital	$58,243	$82,838	$63,296	$64,100	$55,311
Total assets	178,460	153,137	147,743	148,757	118,004
Long term debt	---	---	---	---	---
Stockholders’ equity	152,282	129,583	122,562	123,834	97,792

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

     Management’s Discussion and Analysis of Financial Condition and Results of Operations are intended to facilitate an understanding of our business and results of operations. It should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. All amounts in the following discussions are stated in thousands, except employees, share and per share data, prices for systems, or as otherwise indicated.

General

     We develop, manufacture, and market a family of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, which enable engineers and designers to create physical models, tooling, jigs, fixtures, prototypes, and end use parts out of production grade thermoplastic directly from a computer aided design (“CAD”) workstation. Our systems and related consumable products are distributed mainly through a world-wide network of value added resellers that sell and service our products to end users. We also operate a service business that uses our systems to print parts from a customer’s CAD file, typically in situations where these customers have not yet purchased a system or do not have enough capacity on their existing systems.

     Our Market Strategy

     We believe that the Fused Deposition Modeling (“FDM”) technology used by our systems has significant advantages over other commercially available 3D printing technologies. When compared to other 3D printing technologies, our systems are typically easier to use, are more acceptable in an office environment and can produce durable models in a wide variety of production grade thermoplastics. Our overall business strategies are designed to increase customer awareness of these advantages, provide our customers with high-quality new products and services based on the capabilities of this technology, expand the distribution channel of our systems and lower the overall cost of creating physical models, parts, tooling and prototypes from a CAD file.

     Our current market strategy focuses on the following areas:
  Expanding the distribution channel for our Dimension products. In January 2010, we signed a Master Original Equipment Manufacturer Agreement (the “OEM Agreement”) with Hewlett-Packard Company (“HP”) to develop and manufacture an HP-branded 3D printer. During the initial term of the OEM Agreement, which expires September 30, 2011, we are manufacturing a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP DesignJet brand in France, Germany, Italy, Spain and the United Kingdom. Shipments of the HP-branded 3D printer and related products commenced in March 2010.

  HP has agreed not to sell 3D printers manufactured by any other companies, including HP, throughout the world for the term of the OEM Agreement. The term of the OEM Agreement will be extended for additional one-year periods unless the agreement is terminated on advance notice by either party. During the term of the OEM Agreement, we have agreed not to sell comparable products covered by the OEM Agreement directly or indirectly in the territory covered by the OEM Agreement. The OEM Agreement does not require HP to purchase any minimum quantity of products.

  After the initial term, or by mutual agreement, the territory in which HP will have the exclusive right to sell the 3D printers covered by the OEM Agreement may be expanded to additional countries worldwide. Ultimately, our mutual intention is for HP to sell our 3D printers globally.

  Expand our market position in the 3D printing market by introducing new products. In January 2010, we expanded the Dimension uPrint product line by introducing the uPrint Plus. This system offers the same small footprint as the previously introduced uPrint but offers a 33% larger build envelop. It also allows the user to print in seven additional colors and offers two resolution settings. Concurrent with the launch of the uPrint Plus, we introduced two support-material enhancements. The first, Smart Supports, is a software feature that can reduce support material usage by up to 40%. The second is a new soluble support material called SR-30, which can dissolve 69% faster than the previous soluble support material.

  Expand our position in the RP and DDM markets by developing new and improved proprietary products. We have built a leadership position in the RP and DDM markets by helping customers build stable, strong, and durable parts for testing and end-use. Our Fortus 3D Production Systems are ideally suited for DDM applications such as the production of manufacturing tools and low-volume end-use parts. We plan to expand our presence in this area by offering improved system capabilities and new and improved material properties.

  We also continued to collaborate with a Fortune 500 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications and will maintain this collaboration into 2011 for the sixth consecutive year.

  Leverage our recent ISO 9001:2008 certification. During 2010, we worked to refine and improve our internal processes and documentation in order to obtain ISO 9001:2008 certification, a standard published by the International Organization for Standardization. In February 2011, we obtained the ISO 9001:2008 certification by maintaining a highly developed quality management system and continually improving its effectiveness in accordance with the ISO requirements. We believe that ISO certification is a key requirement in expanding our products’ applicability to the RP and DDM markets that we are focusing on such as aerospace, defense, medical, and automotive. We will use this registration to demonstrate our ability to consistently provide products that meet customer and applicable regulatory requirements and enhance customer satisfaction through its effective application.

  Expand our RedEye paid parts service. We believe this is a fragmented global market dominated by a few large and numerous small companies. Sales from our RedEye paid parts service have improved during 2010. This growth has been driven in part by customers that do not have an FDM system but has also come from current system users that have had short-term capacity constraints on their own FDM systems. We believe that another part of this sales growth has come from the rising demand for our technology in DDM applications because of the production grade thermoplastics used. To take advantage of the growth we see in our DDM customer base, we are adding staff to our existing sales force that will focus exclusively on large strategic accounts.
     Description of Current Conditions

     Our revenue increased 19.1% in 2010 due primarily to growth in systems and consumables sales, with service revenue being essentially flat. The increase in our revenue from systems as compared to 2009 was driven mainly by higher unit volume in our high-performance RP production systems. We shipped 2,555 units in 2010, an increase of 637 units, or 33.2%, from 1,918 in 2009. Although we have recently introduced systems at lower price points, our average system selling price increased slightly from 2009. This overall price increase was mainly due to significant growth in our high-performance systems that offset the growth in 3D printing systems where average selling prices have been reduced.

     We have seen the professional design/engineering market environment for our products become more competitive as other manufacturers introduce systems with new technologies and capabilities that are becoming more comparable to our products. In the last 12 months, we have seen our traditional competitors lower their prices to match our prices. In a new hobbyist market, we have also seen companies develop systems that are based on basic, early-stage, open-source technology but which lack the sophisticated system controls needed for the professional market.

     Despite the recent growth in market competition, we believe that over the last three years, we have been the market leader in the 3D printer commercial market and have followed a strategy of continuing to move down the price elasticity curve as evidenced by our introduction of the uPrint and uPrint Plus. Although the high-performance market is more competitive than the 3D printing market, we believe that the growth in sales of our high-performance 3D production systems has been driven mainly by the system and material performance capabilities of our systems rather than price.

     As our installed base of systems has increased, the capacity to derive an increasing amount of revenue from sales of consumables, maintenance contracts, and other services has also increased. In 2010, total non-system product revenue increased by 29.0% as compared to the prior year due principally to higher consumable usage by our installed base of systems. Sales from our RedEye paid parts service increased 21.1% during 2010 as a result of the economic recovery and increased demand for FDM technology in DDM applications. Revenue from maintenance contracts declined by 8.1% in 2010 as this was the first full year of the warranty period extension that we implemented in 2009.

     During the first quarter of 2010, we signed the OEM Agreement with HP and began shipping HP-branded DesignJet systems and related products. Shortly thereafter, HP began selling these systems through its own reseller network in five European countries. Although our overall HP-branded system revenue in 2010 was not material, by December 31, 2010, the number of units sold in the five-country territory was slightly more than three times the comparable unit sales in the prior year period, when we were selling a similar Stratasys branded system. During that same period, we saw revenue from the HP-branded 3D printers double as compared to revenue from Stratasys-branded systems in the prior year.

     We expect to see unit volume increase faster than revenue growth in the near future, which will result in lower margins on the sale of these 3D printers. We intend to compensate for these smaller margins by the continued growth of the market for 3D printers and thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. However, there can be no assurance that we will be able to increase our revenue sufficiently to maintain or increase our current profitability.

     Given our strong cash position and no debt, we believe that we have adequate liquidity to fund our growth strategy in 2011. We may make investments in strategic acquisitions, fixed assets, process improvements, information technology (“IT”), and human resource development activities that will be required for future growth. Our expense levels are based in part on our expectations of future sales and we will make adjustments as we consider appropriate. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated sales, fluctuations in sales in a particular period could adversely impact our operating results.

     We believe that our growth is largely dependent upon our ability to penetrate new markets and develop and market new RP, DDM and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our ability to implement our strategy for 2011 is subject to numerous uncertainties, many of which are described under “Risk Factors,” above, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.” We cannot ensure that our efforts will be successful.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated statement of operations.

For the twelve months ended December 31,	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.1%	52.8%	46.7%
Gross profit	47.9%	47.2%	53.3%
Research & development	8.3%	7.9%	7.2%
Selling, general and administrative	28.1%	33.4%	29.6%
Operating income	11.5%	5.9%	16.5%
Other income (expense)	0.3%	0.4%	0.1%
Income before taxes	11.8%	6.3%	16.7%
Income taxes	3.8%	2.1%	5.7%
Net income	8.0%	4.2%	10.9%

Net Sales

     Net sales of our products and services for the last three years, as well as the percentage change were as follows:

		Year-over-		Year-over-
	2010	Year Change	2009	Year Change	2008
Products	$96,722	32.1%	$73,210	-26.0%	$98,969
Services	25,365	0.9%	25,146	-1.5%	25,526
Fair value of warrant	(4,988)	-	-	-	-
	$117,099	19.1%	$98,356	-21.0%	$124,495

     Product Revenue
     Revenues derived from products (including systems, consumable materials and other products) increased $23.5 million in 2010, or 32.1%, as compared to the prior year. The number of systems shipped increased by 33.2%, or 637 units, to 2,338 as compared to 1,918 units shipped in 2009. This increase in both revenue and number of systems shipped reflects the positive impact of the economic recovery and strong sales of our Stratasys-brand 3D printer products and the new HP Designjet line. Consumable revenue in 2010 increased 27.6%, which was driven by the improvement in market conditions and growing installed base of systems.

     During 2009, revenues derived from products decreased $25.8 million, or 26.0% as compared to the prior year. The number of systems shipped decreased by 12.2%, or 266 units, to 1,918 as compared to 2,184 units shipped in 2008. This decrease in both revenue and number of systems shipped was primarily attributable to the worldwide economic slowdown that constricted capital spending budgets across all industries. Revenue derived from products decreased at a greater rate than system shipments due to a product mix that favored the lower-priced uPrint. Consumable revenue in 2009 decreased 4.3%, which was a much lower decline as compared to the decline in our system revenue. Consumable revenue is directly related to our installed base and is less susceptible to current market conditions than our revenue from system sales.

     Service Revenue
     Revenues from our service offerings (including RedEye paid parts, maintenance and other services) for 2010 were relatively flat as compared to the prior year. Growth in our RedEye paid parts service revenue of 21.1% over the prior year resulted from the general economic upturn and continued recovery from a period of highly competitive pricing that occurred during the recession in 2009. This growth was offset by a decrease in maintenance revenue, which resulted from our expansion of the warranty period for our domestic Fortus systems from three months to one year. In 2009, we saw a 13% decrease in our RedEye paid parts service revenue from the prior year that was partially offset by growth in our maintenance contract revenue.

     Revenue by Region
     Net sales, excluding the $5.0 million charge for the fair value of a warrant related to the OEM Agreement in 2010, and the percentage of net sales by region for the last three years, as well as the percentage change were as follows:

			Year-over-			Year-over-
	2010		Year Change	2009		Year Change	2008
North America	$65,139	53%	18.1%	$55,156	56%	-17.3%	$66,698	54%
Europe	34,362	28%	30.6%	26,309	27%	-29.7%	37,430	30%
Asia Pacific	20,536	17%	29.9%	15,814	16%	-14.7%	18,534	15%
Other	2,050	2%	90.3%	1,077	1%	-41.2%	1,833	1%
	$122,087	100%	24.1%	$98,356	100%	-21.0%	$124,495	100%

     Sales in all regions increased in 2010 as a result of the economic recovery and continued improvement in business conditions across our core markets. Revenues in the North America region, accounted for approximately 53% of total revenue in 2010. Revenues outside of North America accounted for approximately 47% of total revenue in 2010. The international increase in sales percentage was led by higher system sales volumes in both high-performance systems as well as 3D Printers, particularly the HP Designjet line in the five European markets served by HP.

     Sales in all regions declined in 2009 due to lower volumes as a result of the economic slow down combined with an overall lower average selling price that resulted primarily from our introduction of the uPrint in January 2009 as part of our strategy of continuing to move down the price elasticity curve.

     Revenues in the North America region, accounted for approximately 56% of total revenue in 2009. The slight increase in sales percentage as compared to the prior year was primarily due to the launch of the uPrint, which had an earlier domestic launch than it did internationally. Revenues outside of North America accounted for approximately 44% of total revenue in 2009. The international decrease was led by lower system volumes in both the high-performance systems as well as 3D Printers, particularly in the first half of 2009, was principally due to the worldwide economic downturn.

     Fair Value of Warrant
     During the first quarter of 2010, we signed the OEM Agreement with HP to develop and manufacture a line of HP-branded 3D printers. In connection with the OEM Agreement, we issued a warrant to HP during the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share. The exercise price was determined by the 20 day average market closing price of our common stock immediately prior to the issuance of the warrant. The warrant vested immediately and has a seven-year term. The warrant was not exercised during 2010. The grant date fair value of the warrant was classified as a reduction of revenue on the Consolidated Statement of Operation for the year ended December 31, 2010.

Gross Profit

     Gross profit and gross profit as a percentage of sales for our products and services for 2010, 2009 and 2008, as well as the percentage changes in gross profit were as follows:

		Year-over-		Year-over-
	2010	Year Change	2009	Year Change	2008
Products	$47,109	45.9%	$32,285	-37.1%	$51,297
Services	13,965	-1.0%	14,099	-6.7%	15,116
Fair value of warrant	(4,988)	-	-	-	-
	$56,086	20.9%	$46,384	-30.2%	$66,413

Gross Profit as a Percentage of Related Sales
Products	48.7%		44.1%		51.8%
Services	55.1%		56.1%		59.2%
Total	47.9%		47.2%		53.3%

     Product gross profit increased by $14.8 million, or 45.9%, to $47.1 million in 2010 as compared with $32.3 million in 2009. This increase is primarily attributable to higher system revenues. The increase was also attributable to significant growth in our high-end RP systems that exceeded the rate of growth in revenue from our lower priced 3D printing systems.

     Product gross profit decreased by $19.0 million, or 37.1%, to $32.3 million in 2009 as compared with $51.3 million in 2008. This decrease is primarily attributable to lower system revenues. The decrease was also attributable to the launch of our uPrint system, which has a lower direct margin than our other systems and added to our fixed manufacturing overhead.

     Gross profit from services decreased by 1.0% in 2010. This is primarily attributable to a decrease in maintenance revenue, which resulted from our expansion of the warranty period for our domestic Fortus systems from three months to one year. Gross profit from services decreased by 6.7% in 2009. This decrease is primarily attributable to an aggressive pricing environment and worldwide economic slowdown experienced by our RedEye paid parts service.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales for 2010, 2009 and 2008, as well as the percentage change in operating expenses, were as follows:

		Year-over-		Year-over-
	2010	Year Change	2009	Year Change	2008
Research and development	$9,755	26.1%	$7,737	-13.8%	$8,973
Selling, general & administrative	32,863	0.1%	32,823	-10.9%	36,843
	$42,618	5.1%	$40,560	-11.5%	$45,816
Percentage of Sales	36.4%		41.2%		36.8%

     Research and development expenses increased by 26.1% during 2010 as we remained committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms. This spending was focused on accelerating our development efforts to address both the 3D printer and DDM market opportunities as well as improving the quality and reliability of our products. During 2009, research and development expenses decreased by 13.8% as a result of lower spending due to economic concerns, reduced headcount and higher joint development reimbursements. In 2010, 2009 and 2008, capitalized software additions were approximately $1.2 million, $1.4 million and $2.1 million, respectively.

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

     Due to the success of this initial arrangement, we are continuing this relationship under similar terms and objectives. During the years ended December 31, 2010, 2009 and 2008, approximately $1.2 million, $2.2 million, and $0.3 million, respectively, of research and development expenses were offset by payments that we received from this company.

     Selling, general and administrative expenses were relatively flat in 2010 as compared to the prior year. Selling, general and administrative expenses decreased by 10.9% in 2009. This decrease was primarily attributable to: 1) a reduction in our direct sales force in January of 2009, which converted some of our selling expenses to a variable cost structure; 2) additional headcount reductions made in the first quarter of 2009; and 3) a continued effort to lower discretionary spending.

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

Operating Income

     Operating income and operating income as a percentage of sales for 2010, 2009 and 2008, as well as the percentage change in operating income were as follows:

		Year-over-		Year-over-
	2010	Year Change	2009	Year Change	2008
Operating income	$13,467	131.2%	$5,824	-71.7%	$20,596
Percentage of Sales	11.5%		5.9%		16.5%

     Operating income in 2010 increased by $7.6 million, primarily due to the significant increase in revenue, partially offset by increased indirect spending. Operating income as a percentage of sales increased due to effective control of indirect spending in 2010. Operating income in 2009 declined by $14.8 million, primarily due to the significant drop in revenue, partially offset by reductions of indirect spending.

Other Income

     Other income and other income as a percentage of sales for 2010, 2009 and 2008, as well as the percentage change in operating income were as follows:

		Year-over-		Year-over-
	2010	Year Change	2009	Year Change	2008
Interest income	$921	-7.0%	$990	-51.4%	$2,037
Foreign currency transaction losses, net	(617)	164.8%	(233)	-72.1%	(835)
Other	64	116.1%	(398)	62.6%	(1,065)
	$368	2.5%	$359	162.0%	$137
Percentage of Sales	0.3%		0.4%		0.1%

     Interest income in 2010 decreased by $69,000 while investments increased over the prior year. This was primarily due to $170,000 of interest earned in 2009 on two bonds that were redeemed by the issuer before maturity. While the 2009 cash and investment balance increased over 2008, interest income was lower as a result of a higher percentage of our holdings were invested in low-yield government securities.

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

     We will continue to monitor exposure to currency fluctuations. Instruments to hedge risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations. At December 31, 2010 we had approximately €4.5 million, or $6.0 million, net in Euro-denominated receivables and a €4.5 million, or $6.0 million, 30-day forward contract.

     The decrease in other income for 2010 as compared to the prior year results from a $350,000 reduction in the estimated fair value of an equity investment in 2009 that was considered to be other than temporary. The 2008 amount includes an impairment charge of $1.3 million related to a $2.6 million investment in a Jefferson County, Alabama municipal bond.

Income Taxes

     Income taxes and income taxes as a percentage of net income before taxes for 2010, 2009 and 2008, as well as the percentage change were as follows:

		Year-over-		Year-over-
	2010	Year Change	2009	Year Change	2008
Income taxes	$4,466	116.2%	$2,066	-71.0%	$7,118
As a percent of
income before income taxes	32.3%		33.4%		34.3%

     The following is a reconciliation of the 2010 effective income tax rate compared with the 2009 effective rate and the 2009 effective income tax rate compared with the 2008 effective rate:

2010 Effective income tax rate	32.3%
2010 percentage decrease in research and development credits	(3.0%)
2010 percentage decrease in tax contingency reserve	1.1%
2010 percentage increase in manufacturing deduction	1.5%
Other, net	1.5%
2009 Effective income tax rate	33.4%
2009 percentage increase in research and development credits	2.8%
2009 percentage increase in tax contingency reserve	(1.5%)
Other, net	(0.4%)
2008 Effective income tax rate	34.3%

Net Income

     Net income and net income as a percentage of sales for 2010, 2009 and 2008, as well as the percentage change in net income were as follows:

		Year-over-		Year-over-
	2010	Year Change	2009	Year Change	2008
Net income	$9,370	127.6%	$4,116	-69.8%	$13,615
Percentage of Sales	8.0%		4.2%		10.9%

     For the reasons cited previously in this management discussion and analysis section, our net income for the year ended December 31, 2010 was higher than the prior year and net income for 2009 was lower than the prior year.

Liquidity and Capital Resources

     A summary of our statement of cash flows for the three years ended December 31, 2010 is as follows:

	2010	2009	2008
Net income	$9,370	$4,116	$13,615
Depreciation and amortization	9,342	8,256	7,004
Stock-based compensation	1,242	1,137	1,322
Fair value of warrant related to OEM agreement	4,988	-	-
Change in working capital and other	(456)	11,981	(7,450)
Net cash provided by operating and other activities	24,486	25,490	14,491
Net cash provided by (used in) investing activities	(49,294)	(6,831)	13,290
Net cash provided by (used in) financing activities	4,266	1,583	(15,856)
Effect of exchange rate changes on cash	(219)	128	(191)
Net increase (decrease) in cash and cash equivalents	(20,761)	20,370	11,734
Cash and cash equivalents, beginning of year	48,316	27,946	16,212
Cash and cash equivalents, end of year	$27,555	$48,316	$27,946

     Our cash and cash equivalents balance decreased by $20.8 million to $27.6 million at December 31, 2010, from $48.3 million at December 31, 2009. The decrease is primarily due to $49.3 spent for the acquisition of investments, property and equipment, and intangible assets partially offset by $22.0 million of cash flows from operations.

     The net cash provided by our operating activities over the past three years has amounted to approximately $62.0 million, principally derived from $27.1 million in net income, plus adjustments for non-cash charges of $24.6 million in depreciation and amortization, $3.7 million in stock-based compensation, $5.0 million related to the fair value of a warrant issued to HP and $1.6 million attributable to changes in net working capital and other items.

     In 2010, the principal source of cash from our operating activities was our net income, as adjusted to exclude the effects of non-cash charges. Our 2010 net accounts receivable balance was relatively flat as compared with 2009. Although we continue to offer 180-day extended terms to our 3D printer resellers for demo units, we have seen a continued reduction in our days sales outstanding (“DSO”) as a result of increased collection efforts and the timing of sales within the quarter. DSO’s were 55 days in 2010, 68 days in 2009 and 78 days in 2008. We believe that adequate allowances have been established for any collectibility issues in our accounts receivable balance.

     For the years ended December 31, 2010, 2009, and 2008, our inventory balances were $17.9 million, $14.6 million, and $19.9 million, respectively. The increase in inventory from 2009 to 2010 was principally due to strong order flow and forecasts for systems and consumables. The decrease in inventory from 2008 to 2009 was principally due to increased focus on inventory management and lower overall demand for our products.

     We have instituted better inventory management practices, but recognize that we have opportunities to make considerably more improvements in order to reduce overall inventory levels and improve turns. A significant portion of our inventory is dedicated to the fulfillment of our service contract and warranty obligations. As we have introduced new products over the past few years, there are more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory. With the introduction of these new products, older products have been discontinued, but a certain level of inventory is still required to fulfill our ongoing service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

     Investments in sales-type leases provided cash of $0.9 million in 2010 and $1.3 million in 2009 and used cash of $1.1 million in 2008. In mid-2003 we introduced a U.S. leasing program that was principally designed for the Dimension systems. The program now includes customers in both our 3D printer and our Fortus high-performance system product lines and we plan to continue this leasing program for the foreseeable future.

     Accounts payable and other current accrued liabilities provided cash of $4.5 million in 2010 and $1.1 million in 2009 and used cash of $2.1 million in 2008. In 2010, the increase was related to the timing of payments for inventory purchases and employee compensation.

     Unearned revenue, principally consisting of purchased maintenance contracts and implied maintenance contracts, provided cash of $0.9 million in 2010, used cash of $2.1 million in 2009 and provided cash of $1.8 million in 2008. The increase in the unearned revenue balance in 2010 was principally due to an increase in orders for Fortus 900mc systems that were not installed as of year end.

     Our investing activities used cash of $49.3 million in 2010 and $6.8 million in 2009 and provided cash of $13.3 million in 2008. In 2010 and 2009, the purchase of investments, net of proceeds from sales of investments, used cash of $40.2 and $2.9 million, respectively. In 2008, the sale of investments provided approximately $23.9 million in cash from investing activities.

     At December 31, 2010, our investments included:
  approximately $57.1 million in bonds maturing between June 2011 and November 2013, all of which had ratings between AAA and A3 at December 31, 2010;

  approximately $2.0 million in certificates of deposit maturing in February 2011.

  approximately $2.2 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at December 31, 2010; and

  approximately $1.2 million of a tax-free ARS, which does not currently have an active trading market and matures in February 2042. This ARS had a rating of Caa3 at December 31, 2010 and is further explained below.
     The balance sheet caption titled “Long-term investments – available for sale securities” consists of a tax-free ARS. This balance represents the current estimated fair value of an ARS issued by Jefferson County, Alabama with a face value of $2.6 million and matures in 2042. The investment is part of a multi-billion series of bonds issued by Jefferson County to build its sewer and water treatment system (“system”). The County entered into interest rate swaps to protect itself from rising interest rates, but the swaps proved ineffective and the revenue from the system will not adequately support the higher interest rates. With the collapse of the ARS market and the County’s financial condition, the rating of this ARS has gone from Aaa to Caa3. We have received $50,000 in principal payments on this ARS and no additional principal payments have become due. We have received all scheduled interest payments on this ARS through December 31, 2010. Due to the current financial condition of the County and the absence of an active market for this security, we only record interest income as cash payments are received.

     With the assistance of outside consultants, we periodically review the Jefferson County ARS, including expected cash flows, assess the credit risk, analyze and extrapolate yield information on comparable composites, and review independent research from various public sources concerning the ARS market. Based upon a reevaluation that occurred in late 2010, we concluded that the fair value of this ARS had increased and we adjusted its carrying value to eliminate the amount of previously recognized temporary impairment.

     At December 31, 2009, we recorded a $350,000 impairment related to a $1.4 million equity investment that is accounted for under the cost method as prescribed by ASC Topic 325-20 “Cost Method Investments”. During the fourth quarter of 2009, we considered the entity’s current and projected decreases in revenue to be an impairment indicator and consequently performed a fair value analysis. The resulting impairment of $350,000 was considered to be other-than-temporary and was recognized as a charge to other income.

     Property and equipment acquisitions totaled $7.8 million, $2.3 million, and $8.5 million in 2010, 2009 and 2008, respectively. Over the three-year period ended December 31, 2010, our principal property and equipment acquisitions were for manufacturing or engineering development equipment, tooling, leasehold improvements and the acquisition of computer systems and software applications. Payments for intangible assets, including patents and capitalized software, amounted to $1.3 million, $1.7 million and $2.4 million in 2010, 2009, and 2008, respectively.

     Proceeds from the exercise of stock options provided cash of $6.4 million, $1.6 million and $3.2 million in 2010, 2009 and 2008, respectively. During 2010, we used cash of $2.1 million for the repurchase of vested stock options. The excess tax benefit from the exercise of stock options was $2.5 million for the year ended December 31, 2010. Financing activity included the repurchase of 1,089,575 shares of common stock for $19.1 million during the year ended December 31, 2008. We did not repurchase any common stock during the years ended December 31, 2010 and 2009. As of December 31, 2010, we had authorization to repurchase approximately $10.9 million of common stock.

     For 2011, we expect to use our cash as follows;
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
     Our total current assets amounted to $84.2 million at December 31, 2010, most of which consisted of cash and cash equivalents, investments, accounts receivable, and inventories. Total current liabilities amounted to $26.0 million and we have no debt. We estimate that we will spend between approximately $9.0 million and $13.0 million in 2011 for property and equipment. We also estimate that as of December 31, 2010, we had approximately $22.5 million of purchase commitments for inventory from selected vendors. In addition to purchase commitments for inventory, we have future commitments for leased facilities. We intend to finance our purchase commitments from existing cash or from cash flows from operations. The future contractual cash obligations related to these commitments are as follows:

Year ending December 31,	Facilities	Inventory	Total
2011	$544	$22,500	$23,044
2012	211	-	211
2013	65	-	65
2014	1	-	1
	$820	$22,500	$23,320

     We have no contractual obligations beyond 2014. In addition to the above disclosed contractual obligations, the reserve for tax contingencies was $1.4 million at December 31, 2010. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with taxing authorities.

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

     We hedged between €2.3 million and €4.5 million during the year ended December 31, 2010, between €2.8 million and €5.0 million during the year ended December 31, 2009 and between €2.5 million and €5.1 million during the year ended December 31, 2008 related to accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency gain of approximately $340,000 for the year ended December 31, 2010, a loss of $115,000 for the year ended December 31, 2009 and a gain of $235,000 for the year ended December 31, 2008.

     We will continue to monitor exposure to currency fluctuations. Instruments that may be used to hedge future risks may include foreign currency forward, swap, and option contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Critical Accounting Policies

     We have prepared our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America. This has required us to make estimates, judgments, and assumptions that affected the amounts we reported. Note 1 of the Notes to Consolidated Financial Statements contains the significant accounting principles that we used to prepare our consolidated financial statements.

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

Revenue Recognition

     We derive revenue from sales of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, consumables, and services. We recognize revenue when (1) persuasive evidence of a final agreement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. Our standard terms are FOB shipping point, and, as such, most of the revenue from the sale of RP machines and consumables is recognized when shipped. Exceptions to this policy occur if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance. In these instances, revenues would be recognized only upon satisfying the conditions established by the customer as contained in its purchase order to us. Revenue from sales-type leases for our high-performance systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases for our Dimension systems is recognized at the time of shipment, since either the customer or the reseller performs the installation. We recognize revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period.

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

     Revenues from training and installation are unbundled and are recognized after the services have been performed. Most of our products are sold through distribution channels, with training and installation services offered by the resellers. We do not offer installation or training for the Dimension product. The equipment manufactured and sold by us is subject to factory testing that replicates the conditions under which the customers intend to use the equipment. All of the systems are sold subject to published specifications, and all systems sales involve standard models.

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

     We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of the Company’s customers. There was no provision for product returns and allowances at December 31, 2010 or 2009.

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

     Our allowance for doubtful accounts is adjusted quarterly using two methods. First, our overall reserves are based on a percentage applied to certain aged receivable categories that are predominately based on historical bad debt write-off experience. Then, we make an additional evaluation of overdue customer accounts, for which we specifically reserve. In our evaluation we use a variety of factors, such as past payment history, the current financial condition of the customer, and current economic conditions. We also evaluate our overall concentration risk, which assesses the total amount owed by each customer, regardless of its current status. As of December 31, 2010 and 2009, our allowance for doubtful accounts amounted to $1.1 and $0.9 million, respectively.

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

Impairment of Long-Lived Assets

     We adhere to ASC 360, Property, Plant, and Equipment, and annually assess the recoverability of the carrying amounts of long-lived assets, including intangible assets, at year-end. An impairment loss would be recognized if expected undiscounted future cash flows are less than the carrying amount of the asset. This loss would be determined by calculating the difference by which the carrying amount of the asset exceeds its fair value. Based on our assessment as of December 31, 2010 and 2009, no long-lived assets were determined to be impaired.

Recently Issued Accounting Pronouncements

     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under FASB Accounting Standards Codification™ (“ASC”) 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for interim and annual periods beginning after December 15, 2010. Additional disclosures required by this standard for 2010 are included in Note 10 of the Notes to Consolidated Financial Statements. Since this standard impacts disclosure requirements only, the adoption of this standard did not have an impact on our consolidated results of operations or financial condition.

     In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends Accounting Standards Codification Topic 310, Receivables. The purpose of the Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them. ASU 2010-20 requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of the risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. This Update does not have a material impact on our consolidated results of operations and financial condition.

Forward-looking Statements and Factors That May Affect Future Results of Operations

     All statements herein that are not historical facts or that include such words as “expects”, “anticipates”, “projects”, “estimates”, “vision”, “planning”, “could”, “potential”, “plan”, “believes”, “desires”, “intends” or similar words constitute forward-looking statements that we deem to be covered by and to qualify for the safe harbor protection covered by the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are held exclusively in short-term money market and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in auction rate securities, corporate and municipal bonds and certificates of deposit that bear interest at rates of 0.5% to 6.4%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that have a functional currency in Euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.4 million for the continued maintenance of our European facility. We hedged between €2.3 million and €4.5 million during the year ended December 31, 2010 and between €2.8 million and €5.0 million during the year ended December 31, 2009 of accounts receivable denominated in Euros. A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by between $0.5 million and $1.1 million.

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

Internal Control over Financial Reporting

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an effective system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our management has conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Our management has prepared an annual report on internal control over financial reporting. Management’s report is included in this Annual Report on Form 10-K on page F-3. In addition, Grant Thornton, LLP, our independent registered public accounting firm, has prepared its report on the effectiveness of our internal control over financial reporting and such report is included on pages F-5 to F-6 of the consolidated financial statements.

Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     We have adopted a Code of Business Conduct and Ethics for all directors, officers and employees, which is filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.  The Code of Business Conduct and Ethics is available on the SEC’s website at http://www.sec.gov.  We intend to disclose on our website, http://www.stratasys.com, any amendment to, or waiver of, the Code of Business Conduct and Ethics related to our senior officers.

     The additional required information is incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held April 28, 2011.

Item 11. Executive Compensation.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held April 28, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held April 28, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held April 28, 2011.

Item 14. Principal Accountant Fees and Services.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders scheduled to be held April 28, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents

1.	Financial Statements --

	Management’s Report on Internal Control Over Financial Reporting	F-3

	Reports of Independent Registered Public Accounting Firm	F-4 to F-6

	Consolidated Balance Sheets December 31, 2010 and 2009	F-7
	Consolidated Statements of Operations Years Ended December 31, 2010, 2009 and 2008	F-8
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income Years Ended December 31, 2010, 2009 and 2008	F-9
	Consolidated Statements of Cash Flows Years Ended December 31, 2010, 2009 and 2008	F-10
	Notes to Consolidated Financial Statements	F-11 to F-32

2.	Financial Statement Schedule --

	Schedule II -- Valuation and Qualifying Accounts and Reserves	F-33

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2010, 2009 AND 2008

CONTENTS

Management’s Report on Internal Controls over Financial Reporting	F-3

Reports of Independent Registered Public Accounting Firm	F-4-F-6

Consolidated Financial Statements

Consolidated Balance Sheets	F-7

Consolidated Statements of Operations	F-8

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income	F-9

Consolidated Statements of Cash Flows	F-10

Notes to Consolidated Financial Statements	F-11-F-32

Schedule II - Valuation and Qualifying Accounts and Reserves	F-33

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

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2010 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

/s/ S. SCOTT CRUMP
S. Scott Crump
Chief Executive Officer

/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer

Date: March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stratasys, Inc.

We have audited the accompanying consolidated balance sheets of Stratasys, Inc. (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratasys, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stratasys, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stratasys, Inc.

We have audited Stratasys, Inc. (a Delaware Corporation) and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Stratasys, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Stratasys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stratasys, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 8, 2011 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 8, 2011

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

December 31,	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$27,554,411	$48,315,926
Short-term investments - held to maturity	8,797,878	16,073,718
Accounts receivable, less allowance for doubtful
accounts of $1,094,588 at December 31, 2010
and $903,101 at December 31, 2009	20,051,451	19,249,813
Inventories	17,880,714	14,608,014
Net investment in sales-type leases, less allowance
for doubtful accounts of $189,338 at December 31,
2010 and $222,011 at December 31, 2009	3,096,911	3,618,876
Prepaid expenses and other current assets	3,384,394	2,247,612
Deferred income taxes	3,447,000	2,277,000
Total current assets	84,212,759	106,390,959
Property and equipment, net	29,872,945	26,326,012
Other assets
Intangible assets, net	6,405,714	7,653,269
Net investment in sales-type leases	3,067,446	3,477,039
Deferred income taxes	-	688,000
Long-term investments - available for sale	1,185,250	1,055,750
Long-term investments - held to maturity	52,504,650	5,467,318
Other non-current assets	1,210,867	2,078,165
Total other assets	64,373,927	20,419,541
Total assets	$178,459,631	$153,136,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and other current liabilities	$14,408,628	$12,874,798
Unearned revenues	11,561,521	10,678,427
Total current liabilities	25,970,149	23,553,225
Non-current liabilities
Deferred tax liabilities	207,000	-
Total liabilities	26,177,149	23,553,225
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
26,509,518 and 26,053,318 shares issued as of December 31,
2010 and 2009, respectively	265,095	260,533
Capital in excess of par value	107,781,990	94,329,398
Retained earnings	83,385,484	74,015,940
Accumulated other comprehensive loss	(145,662)	(18,159)
Treasury stock at cost, 5,687,631 shares as of
December 31, 2010 and 2009	(39,004,425)	(39,004,425)
Total stockholders' equity	152,282,482	129,583,287
Total liabilities and stockholders' equity	$178,459,631	$153,136,512

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

Years Ended December 31,	2010	2009	2008
Net sales
Products	$96,722,415	$73,210,550	$98,969,152
Services	25,364,673	25,145,682	25,525,860
Fair value of warrant related to OEM agreement	(4,987,806)	-	-
	117,099,282	98,356,232	124,495,012

Cost of sales
Products	49,613,957	40,925,443	47,672,443
Services	11,399,356	11,047,217	10,410,249
	61,013,313	51,972,660	58,082,692

Gross profit	56,085,969	46,383,572	66,412,320

Operating expenses
Research and development	9,755,169	7,737,125	8,973,203
Selling, general and administrative	32,863,462	32,822,727	36,842,665
	42,618,631	40,559,852	45,815,868

Operating income	13,467,338	5,823,720	20,596,452

Other income (expense)
Interest income, net	921,088	989,922	2,037,257
Foreign currency transaction losses, net	(617,174)	(232,767)	(834,762)
Other, net	64,086	(398,603)	(1,065,460)
	368,000	358,552	137,035

Income before income taxes	13,835,338	6,182,272	20,733,487
Income taxes	4,465,794	2,066,001	7,118,000

Net income	$9,369,544	$4,116,271	$13,615,487

Net income per common share
Basic	$0.46	$0.20	$0.66
Diluted	0.44	0.20	0.65

Weighted average commons shares outstanding
Basic	20,579,412	20,235,747	20,676,436
Diluted	21,129,533	20,267,999	21,079,265

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Stratasys, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

Years Ended December 31, 2010, 2009, and 2008
					Accumulated
					Other
			Capital in		Comprehensive		Total
	Common Stock		Excess of	Retained	Income	Treasury	Stockholders'	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss)	Stock	Equity	Income
Balances, January 1, 2008	25,610,654	$256,108	$87,023,541	$56,284,182	$172,073	$(19,902,375)	$123,833,529
Exercise of stock options and warrants	298,949	2,988	3,224,060				3,227,048
Income tax reductions relating to
exercise of stock options			41,881				41,881
Purchase of 1,087,575 shares of treasury stock						(19,102,050)	(19,102,050)
Stock based compensation			1,321,596				1,321,596
Net income				13,615,487			13,615,487	$13,615,487
Other comprehensive income (expense),
unrealized loss on securities					(128,000)		(128,000)	(128,000)
foreign currency translation adjustment					(247,092)		(247,092)	(247,092)

Total comprehensive income								$13,240,395
Balances, December 31, 2008	25,909,603	259,096	91,611,078	69,899,669	(203,019)	(39,004,425)	122,562,399

Exercise of stock options and warrants	143,715	1,437	1,664,061				1,665,498
Tax benefit shortfall relating to
exercise of stock options			(82,811)				(82,811)
Stock based compensation			1,137,070				1,137,070
Net income				4,116,271			4,116,271	$4,116,271
Other comprehensive income,
unrealized loss on securities adjustment					26,500		26,500	26,500
foreign currency translation adjustment					158,360		158,360	158,360

Total comprehensive income								$4,301,131
Balances, December 31, 2009	26,053,318	260,533	94,329,398	74,015,940	(18,159)	(39,004,425)	129,583,287

Exercise of stock options and warrants	456,200	4,562	6,397,803				6,402,365
Income tax reductions relating to
exercise of stock options			2,961,412				2,961,412
Vested stock option repurchase			(2,136,605)				(2,136,605)
Stock based compensation			1,242,176				1,242,176
Fair value of warrant related to OEM agreement			4,987,806				4,987,806
Net income				9,369,544			9,369,544	$9,369,544
Other comprehensive income (expense),
unrealized gain on securities adjustment					101,500		101,500	101,500
foreign currency translation adjustment					(229,003)		(229,003)	(229,003)

Total comprehensive income								$9,242,041
Balances, December 31, 2010	26,509,518	$265,095	$107,781,990	$83,385,484	$(145,662)	$(39,004,425)	$152,282,482

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

Years ended December 31,	2010	2009	2008
Cash flows from operating activities
Net income	$9,369,544	$4,116,271	$13,615,487
Adjustments to reconcile net income to
net cash from operating activities:
Deferred income taxes	(328,000)	(1,431,000)	(51,000)
Depreciation	6,360,290	5,827,113	4,810,237
Amortization	2,982,100	2,428,540	2,193,609
Stock-based compensation	1,242,176	1,137,070	1,321,597
Fair value of warrant related to OEM agreement	4,987,806
Loss (gain) on disposal of property and equipment	-	314,414	(61,784)
Loss on impairment of investment	-	444,000	1,270,750

Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	(801,638)	7,289,920	(233,037)
Inventories	(5,367,062)	4,810,441	(6,875,415)
Net investment in sales-type leases	931,558	1,320,534	(1,057,814)
Prepaid expenses	(1,136,782)	360,468	(100,764)
Other assets	867,298	(119,951)	(964)
Accounts payable and other current liabilities	4,495,241	1,079,560	(2,121,903)
Unearned revenues	883,094	(2,086,969)	1,800,925
Excess tax benefit from stock options	(2,514,551)	-	(18,747)
Net cash provided by operating activities	21,971,074	25,490,411	14,491,177

Cash flows from investing activities
Proceeds from sale of investments	27,728,403	7,022,607	23,875,909
Purchase of investments	(67,911,812)	(9,920,000)	-
Proceeds from sale of property and equipment	-	38,445	315,726
Acquisition of property and equipment	(7,822,873)	(2,284,676)	(8,494,145)
Acquisition of intangible and other assets	(1,287,627)	(1,687,126)	(2,407,221)
Net cash provided by (used in) investing activities	(49,293,909)	(6,830,750)	13,290,269

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	6,402,365	1,582,687	3,229,259
Cash paid for vested stock option repurchases	(2,136,605)	-	-
Excess tax benefit from stock options	2,514,551	-	18,747
Purchase of treasury stock	-	-	(19,104,261)
Net cash provided by (used in) financing activities	6,780,311	1,582,687	(15,856,255)

Effect of exchange rate changes on cash	(218,991)	127,779	(191,163)

Net increase (decrease) in cash and cash equivalents	(20,761,515)	20,370,127	11,734,028
Cash and cash equivalents, beginning of year	48,315,926	27,945,799	16,211,771

Cash and cash equivalents, end of year	$27,554,411	$48,315,926	$27,945,799

Cash paid for taxes	$5,026,953	$626,407	$8,133,189
Transfer of fixed assets to inventory	242,111	245,329	242,701
Transfer of inventory to fixed assets	2,336,473	716,225	3,118,720

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Stratasys, Inc. and subsidiaries (collectively the "Company") is a worldwide leading manufacturer of three-dimensional (“3D”) printers and high-performance rapid prototyping (“RP”) systems for the office-based RP and direct digital manufacturing (“DDM”) markets. The Company’s 3D printers and high-performance RP systems provide 3D computer-aided design (“CAD”) users a fast, office-friendly, and low-cost alternative for building functional 3D parts. The Company develops, manufactures and sells a broad product line of 3D printers and DDM systems (and related proprietary consumable materials) that create physical models from CAD designs. It also offers rapid prototyping and production part manufacturing services through its centers located in North America, Europe and Australia.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Stratasys, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less when acquired to be cash equivalents. At December 31, 2010 and 2009, cash equivalents consisted of money market accounts aggregating approximately $25.9 million and $46.1 million, respectively. As of December 31, 2010 and 2009, and at various times during those years, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes cash and cash equivalents are not subject to any significant credit risk. At December 31, 2010 and 2009, cash balances held in foreign bank accounts were approximately $0.2 million and $0.3 million, respectively. Cash balances held in foreign accounts are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States.

Short-term and Long-term Investments

Classification of investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date and liquidity considerations based on market conditions. These investments are then evaluated and classified as available-for-sale or held-to-maturity in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. This evaluation takes into consideration the Company’s past history of holding investments until maturity, projected cash flow estimates, future capital requirements, the existence of credit deterioration of the issuer and the Company’s overall investment strategy as established by management and approved by its Board of Directors.

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the realized gain or loss, net of tax, reported in current period income and unrealized gain or loss, net of tax, reported in other comprehensive income. The Company does not hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at December 31, 2010 or 2009, as the fair value of those investments approximated cost.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximate the carrying amounts presented in the consolidated balance sheets.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for returns and doubtful accounts. A trade receivable is considered to be past due if the receivable balance is outstanding beyond terms identified on the customer’s purchase order and accepted by the Company. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on past write-offs and collections and current credit conditions. The Company evaluates a number of factors to assess collectibility, including an evaluation of the creditworthiness of the customer, past due amounts, payment history, and current economic conditions. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts are written-off against the reserve when management deems the accounts are no longer collectible. The Company also records a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of the Company’s customers.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory costs consist of material, direct labor and overhead. The Company periodically assesses inventory for obsolescence and excess and reduces the carrying value by an amount equal to the difference between its cost and the estimated market value based on assumptions about future demand and historical sales patterns.

Impairment of Long-Lived Assets

The Company annually assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets, at year-end. An impairment loss would be recognized if expected undiscounted future cash flows are less than the carrying amount of the asset. This loss would be determined by calculating the difference by which the carrying amount of the asset exceeds its fair value. Based on the Company’s assessment as of December 31, 2010 and 2009, no long-lived assets were determined to be impaired.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from two to 30 years. The Company recorded depreciation expense not included in cost of sales of approximately $2.7 million, $2.0 million, and $1.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

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

Revenue Recognition

The Company derives revenue from sales of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, consumables, and services. The Company recognizes revenue when (1) persuasive evidence of a final agreement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. The Company’s standard terms are FOB shipping point, and, as such, most of the revenue from the sale of RP machines and consumables is recognized when shipped. Exceptions to this policy occur if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance. In these instances, revenues would be recognized only upon satisfying the conditions established by the customer as contained in its purchase order to the Company. Revenue from sales-type leases for the Company’s high-performance systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases for the Company’s Dimension systems is recognized at the time of shipment, since either the customer or the reseller performs the installation. The Company recognizes revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period.

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

Revenues from training and installation are unbundled and are recognized after the services have been performed. Most of the Company’s products are sold through distribution channels, with training and installation services offered by the resellers. For the Dimension products neither installation nor training is offered by the Company. The equipment manufactured and sold by the Company is subject to factory testing that replicates the conditions under which the customers intend to use the equipment. All of the systems are sold subject to published specifications, and all systems sales involve standard models.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assesses collectibility as part of the revenue recognition process. This assessment includes a number of factors such as an evaluation of the creditworthiness of the customer, past due amounts, past payment history, and current economic conditions. If it is determined that collectibility cannot be reasonably assured, the Company will decline shipment, request a down payment, or defer recognition of revenue until ultimate collectibility is reasonably assured.

The Company also records a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns, but also factors in changes in the customer base, geographic economic conditions, and changes in the financial conditions of the Company’s customers. There was no provision for product returns and allowances at December 31, 2010 or 2009.

Foreign Currency Hedge

The Company invoices sales to certain European distributors in Euros and such receivable balances are subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. The Company’s strategy is to hedge most of its Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value at the end of each reporting period. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transaction losses, net”.

Advertising

Advertising costs are charged to operations as incurred and were approximately $2.8 million, $3.4 million, and $4.0 million, for 2010, 2009 and 2008, respectively.

Research and Development Costs

Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred, in accordance with ASC 730, Research and Development.

Sales Tax

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenues) in the Company’s Consolidated Statement of Operations.

Income Taxes

The Company complies with ASC 740, Income Taxes, (“ASC 740”) which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with ASC 740, the Company takes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

The Company complies with ASC 260, Earnings Per Share, which requires dual presentation of basic and diluted income per common share for all periods presented. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the periods that have net income. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of common shares used to compute basic net income per share and diluted net income per share relates to additional common shares that would be issued upon the assumed exercise of stock options and warrants, net of the common shares that would hypothetically be repurchased using the proceeds received from the original exercise. The additional common shares amounted to 550,121 in 2010, 32,252 in 2009 and 402,829 in 2008. Total shares excluded from the dilution calculation, since their inclusion would have an anti-dilutive effect, amounted to 400 in 2010, 812,000 in 2009 and 265,000 in 2008.

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

Accrued Product Warranties

The Company’s products are covered by a warranty with periods ranging from ninety days to fifteen months from the date of sale to the end customer. A liability is recorded for future warranty costs in the same period in which related revenue is recognized. The liability is based on anticipated parts and labor costs utilizing historical experience. The Company periodically assesses the adequacy of the warranty reserves based on changes in these factors and records any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in the Company’s warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that the Company determines that its current or future product repair and replacement costs exceed estimates, an adjustment to these reserves would be charged to earnings in the period such a determination is made. As of December 31, 2010 and 2009, the Company had $1.2 million and $0.7 million, respectively, accrued for future estimated warranty claims.

Comprehensive Income

The Company complies with ASC 220, Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components. The Company reports the financial impact of translating its foreign subsidiaries’ financial statements from local currency to reporting currency as a component of comprehensive income (loss). The Company also holds securities classified as “available-for-sale” that are accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income (loss).

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for interim and annual periods beginning after December 15, 2010. Additional disclosures required by this standard for 2010 are included in Note 10 – Fair Value Measurements. Since this standard impacts disclosure requirements only, the adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310, Receivables. The purpose of the update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them. ASU 2010-20 requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of the risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. This did not have an impact on the Company’s consolidated results of operations and financial condition.

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

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. The Company does not hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at December 31, 2010 or December 31, 2009, as the fair value of those investments approximated cost.

The Company invests in certificates of deposit, corporate bonds, tax-free government bonds, and Auction Rate Securities (“ARS”), all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at December 31, 2010 and 2009.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009
Bonds	$6,837,521	$8,113,361
Other securities	357	357
Certificates of deposit	1,960,000	7,960,000
Short-term investments - held to maturity	8,797,878	16,073,718

Auction rate securities	1,185,250	1,055,750
Long-term investments - available for sale securities	1,185,250	1,055,750

Auction rate securities	2,200,000	2,400,000
Bonds	50,304,650	1,107,318
Certificates of deposit	-	1,960,000
Long-term investments - held to maturity	52,504,650	5,467,318

Total investments	$62,487,778	$22,596,786

Short-term and long-term investments consist of certificates of deposit, corporate bonds, tax-free government bonds, and ARS. At December 31, 2010, the Company’s investments included:
  approximately $57.1 million in bonds maturing between June 2011 and November 2013, all of which have ratings between AAA and A3 at December 31, 2010;

  approximately $2.0 million in certificates of deposit maturing in February 2011.

  approximately $2.2 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at December 31, 2010; and

  approximately $1.2 million of a tax-free ARS, which does not currently have an active trading market and matures in February 2042. This ARS had a rating of Caa3 at December 31, 2010 and is further explained below.
The balance sheet caption titled “Long-term investments – available for sale securities” consists of a tax-free ARS. This balance represents the current estimated fair value of an ARS issued by Jefferson County, Alabama with a face value of $2.6 million and maturity in 2042. The investment is part of a multi-billion series of bonds issued by Jefferson County to build its sewer and water treatment system (“system”). The County entered into interest rate swaps to protect itself from rising interest rates, but the swaps proved ineffective and the revenue from the system will not adequately support the higher interest rates. However, with the collapse of the ARS market and the County’s financial condition, the rating of this ARS has gone from Aaa to Caa3. The Company has received $50,000 in principal payments on this ARS and no additional principal payments have become due. The Company has received all scheduled interest payments on this ARS through December 31, 2010. Due to the current financial condition of the County and the absence of an active market for this security, the Company only records interest income as cash payments are received.

With the assistance of outside consultants, the Company periodically reviews this ARS, including expected cash flows, assesses the credit risk, analyzes and extrapolates yield information on comparable composites, and reviews independent research from various public sources concerning the ARS market. Based upon a reevaluation that occurred in late 2010, the Company concluded that the fair value of this ARS had increased and the Company adjusted its carrying value to eliminate the amount of the previously recognized temporary impairment. The following table summarizes the activity of this investment from December 31, 2007 to December 31, 2010.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Face value of investment as of December 31, 2007	$2,600,000
Principal payment	(25,000)
Temporary impairment - recognized in other comprehensive income	(195,000)
Other-than-temporary impairment - recognized in other income	(1,270,750)
Net carrying value at December 31, 2008	1,109,250

Temporary impairment transferred to other-than-temporary impairment	40,500
Other-than-temporary impairment - recognized in other income	(94,000)
Net carrying value at December 31, 2009	1,055,750

Principal payment	(25,000)
Adjustment to temporary impairment - recognized in other comprehensive income	154,500
Net carrying value at December 31, 2010	$1,185,250

Note 3. Inventories

Inventories consisted of the following at December 31:

	2010	2009
Finished goods	$7,045,840	$6,288,314
Raw materials	10,834,874	8,319,700
	$17,880,714	$14,608,014

Note 4. Net Investment in Sales-type Leases

Certain system sales made under lease arrangements are recorded as sales-type leases. Included in revenues for the years ended December 31, 2010, 2009 and 2008 are approximately $1.9 million, $1.7 million and $3.1 million, respectively, related to sales-type leases.

The Company’s net investment in sales-type leases consisted of the following at of December 31, 2010 and 2009:

	2010	2009
Future minimum lease payments receivable	$6,691,118	$7,713,133
Less allowance for doubtful accounts	(189,338)	(222,011)
Net future minimum lease payment receivable	6,501,780	7,491,122
Less unearned interest income	(337,423)	(395,207)
Net investment in sales-type leases	$6,164,357	$7,095,915

Future minimum lease payments due from customers under sales-type leases as of December 31, 2010 were as follows:

Year ending December 31,
2011	$3,464,982
2012	1,532,171
2013	1,017,402
2014	510,694
2015	165,869
$6,691,118

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interest income for sales-type leases amounted to approximately $277,000, $405,000, and $444,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Additional credit risk disclosures required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, only apply to the Company’s lease receivables, which account for less than 4% of the Company’s total assets. The Company did not include additional disclosures based on the following factors:
  The objective is to provide additional information on the credit risk exposure; however, in addition to the minimal amount of receivables at risk, the nature of the credit risk associated with the Company’s lease receivables is reduced by the credit process, which requires a review of the lessee’s financial statements and current financial standing prior to the commencement of a lease agreement.

  Segmenting the lease portfolio by level of credit risk or class, which is required by ASU 2010-20, would not be practical due to the consistent nature of the lease receivables.

  A rollforward of the allowance would provide minimal value as the allowance for doubtful accounts is less than 3% of lease receivables and has not materially increased or decreased between 2009 and 2010.
Note 5. Property and Equipment

Property and equipment consisted of the following at December 31:

	2010	2009
Machinery and equipment	$26,333,224	$23,933,169
Building and improvements	13,987,226	11,780,928
Computer equipment and software	10,868,317	10,305,828
Office equipment	2,581,119	2,473,521
Furniture and fixtures	2,282,460	2,213,695
	56,052,346	50,707,141
Accumulated depreciation and amortization	(34,588,157)	(29,352,906)
	21,464,189	21,354,235

Capital work-in-progess	3,979,137	1,851,158
Land and improvements	4,429,619	3,120,619
	$29,872,945	$26,326,012

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Intangible Assets

Intangible assets consisted of the following at December 31:

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
RP technology	$5,548,064	$4,024,802	$5,548,417	$3,709,907
Capitalized software development costs	13,431,570	10,500,398	12,263,654	8,578,822
Patents	3,413,062	2,352,205	3,304,396	2,066,802
Trademarks	298,969	276,246	287,682	263,049
	22,691,665	$17,153,651	21,404,149	$14,618,580
Accumulated amortization	17,153,651		14,618,580
Net book value of amortizable intangible assets	5,538,014		6,785,569
Goodwill	867,700		867,700
Net book value intangible assets	$6,405,714		$7,653,269

For the years ended December 31, 2010, 2009 and 2008, amortization of intangible assets charged to operations was approximately $2.5 million, $2.4 million and $2.1 million, respectively. The weighted average remaining amortization period for intangible assets as of December 31, 2010 and 2009 was approximately 2.2 and 2.8 years, respectively.

Estimated amortization expense, for all intangible assets, for the five years subsequent to December 31, 2010 is as follows:

Year ending December 31,
2011	$2,026,000
2012	1,250,000
2013	902,000
2014	555,000
2015	354,000

Note 7. Line of Credit

The Company had an available line of credit from a financial institution of $1.0 million as of December 31, 2009 that bears interest at defined rates based upon two different indexes. The credit line was allowed to expire in July of 2010 as the Company determined that it was no longer necessary. No amounts were outstanding at December 31, 2010 and 2009.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following at December 31:

	2010	2009
Trade	$7,406,429	$4,833,992
Compensation, commissions and related benefits	3,891,146	2,993,844
Reserve for warranty expenses	1,204,450	677,757
Taxes	-	2,686,979
Other	1,906,603	1,682,226
	$14,408,628	$12,874,798

A summary of warranty activity for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Beginning balance	$677,757	$321,874
Accruals for warranties issued during the period	1,991,014	1,280,163
Warranty costs incurred during the period	(1,464,321)	(924,280)
Ending balance	$1,204,450	$677,757

Note 9. Unearned Revenues

Unearned revenues consisted of the following at December 31:

	2010	2009
Maintenance contracts	$10,167,918	$9,223,806
Implied maintenance contracts	573,197	566,377
Other	820,406	888,244
	$11,561,521	$10,678,427

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes

The components of the Company's deferred tax assets (liabilities) at December 31, 2010 and 2009 were as follows:

	2010	2009
Current deferred tax assets:
Inventory reserves	$776,000	$700,000
Deferred maintenance revenue	525,000	551,000
Allowance for doubtful accounts	393,000	330,000
State research and development
credit carryforward	203,000	158,000
Reserve for warranty expenses	449,000	252,000
Vacation accrual	313,000	239,000
Warrant cost accrual	795,000	-
Unrealized loss on foreign currency	-	47,000
Current deferred tax assets	3,454,000	2,277,000
Current deferred tax liabilities:
Unrealized gain on foreign currency	(7,000)	-
Net current deferred tax assets	$3,447,000	$2,277,000

Long-term deferred tax assets:
Stock compensation expense	$487,000	$458,000
Investment reserves	639,000	694,000
Amortization	973,000	820,000
Long-term deferred tax assets	2,099,000	1,972,000
Long-term deferred tax liabilities:
Depreciation	(1,980,000)	(1,047,000)
Software capitalization	(326,000)	(237,000)
Net long-term deferred tax assets (liabilities)	$(207,000)	$688,000

Income before income taxes for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
United States	$13,506,311	$5,994,420	$20,270,134
Foreign	329,027	187,852	463,353
	$13,835,338	$6,182,272	$20,733,487

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Current
Federal	$4,336,929	$3,143,000	$5,976,000
State	247,570	416,000	878,000
Foreign	103,295	130,000	121,000
	4,687,794	3,689,000	6,975,000

Deferred
Federal	(160,000)	(1,604,000)	133,000
State	(62,000)	(19,000)	10,000
	(222,000)	(1,623,000)	143,000
Total Income taxes	$4,465,794	$2,066,000	$7,118,000

The Company reflected a permanent book to tax difference in accounting for employee stock option transactions, in accordance with ASC 740. The Company adjusted additional paid-in capital by approximately $3.0 million, $(83,000) and $42,000 in the years ended December 31, 2010, 2009 and 2008 respectively, to account for the tax impact of the stock option transactions, in accordance with ASC 740.

A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2010, 2009, and 2008 is set forth below:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of
federal benefit	2.1	2.6	2.5
Tax exempt interest income	(0.8)	(2.6)	(2.0)
Stock compensation expense	0.2	2.0	1.3
Manufacturing deduction	(3.5)	(2.0)	(1.4)
Federal research and
development tax credit	(1.9)	(4.9)	(2.1)
Tax contingencies	1.3	2.4	0.9
Other	(0.1)	0.9	0.1
Effective income tax rate	32.3%	33.4%	34.3%

At December 31, 2010 the Company had Minnesota tax credit carry-forwards of approximately $203,000. The Company expects to utilize its state research and development tax credit carry-forwards that would otherwise expire from 2018 through 2025.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to income taxes in the U.S., various states and certain foreign jurisdictions. It may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2007 through 2010. Its Federal income tax returns are closed for all tax years up to and including 2006. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state and foreign jurisdiction.

At December 31, 2010 and 2009, the Company had unrecognized tax benefits of $1.4 million and $1.2 million, respectively. If recognized, these benefits would favorably impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance at beginning of year	$1,232,000	$1,223,000
Additions for tax positions related to the current year	118,000	95,000
Additions for tax positions related to previous years	255,000	-
Reduction of reserve for statute expirations	(200,000)	(86,000)
Balance at end of year	$1,405,000	$1,232,000

The increase in tax liabilities is primarily due to potential U.S. federal and state adjustments related to positions taken in the Company’s 2010 income tax provision. The balance of the reserve for tax uncertainties includes $120,000 for estimated interest and penalties at December 31, 2010 and 2009. The Company currently estimates that unrecognized tax benefits will not change materially in the next twelve months.

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax law. The amount of reserves is adjusted when information becomes available or when an event occurs indicating a change in the reserve is appropriate. Future changes in tax reserve requirements could have a material impact on our results of operations.

We are continually under examination by tax authorities in which we have operations. The years under examination vary by jurisdiction. We have received a notice of proposed adjustments to our filed Minnesota returns for tax years 2007 and 2008 in relation to the claimed research and development credit. Tax reserves have been established for a portion of this proposed change in tax, which we believe to be appropriate given the possibility of tax adjustments.

Undistributed earnings of the Company’s Germany subsidiary amounted to approximately $262,000 and $230,000 as of December 31, 2010 and 2009. The Company has not provided any additional U.S. federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of ASC 740. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Note 11. Fair Value Measurements

As discussed in Note 1, the Company adopted the provisions of ASC 820, Fair Value Measurements, on January 1, 2008 for financial assets and liabilities and for non-financial assets and non-financial liabilities measured on a non-recurring basis on January 1, 2009. In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for interim and annual periods beginning after December 15, 2010.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company uses various valuation techniques, which are primarily based upon the market approach, with respect to its financial assets. As discussed in Note 2, one of the auction rate securities held by the Company has experienced a significant credit rating reduction since its acquisition. As a result, investments in auction rate securities are valued utilizing a quantitative and qualitative third-party analysis. The Company therefore classifies these securities as Level 3.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair values on a recurring basis that used significant unobservable inputs and are classified as long-term investments – available for sale securities:

	Year ended December 31,
Auction rate securities	2010	2009
Beginning balance	$1,055,750	$1,109,250
Total gains or (losses):
Included in earnings	-	(94,000)
Included in other comprehensive income	154,500	40,500
Settlements	(25,000)	-
Ending balance	$1,185,250	$1,055,750

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

The aspects of ASC 820 for which the effective date was deferred until January 1, 2009 relate to non-financial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis.

At December 31, 2009, the Company recorded a $350,000 impairment related to a $1.4 million equity investment that is accounted for under the cost method as prescribed by ASC 325-20, Cost Method Investments. During the fourth quarter of 2009, the Company considered the entity’s current and projected decreases in revenue to be an impairment indicator and consequently performed a fair value analysis. The resulting impairment of $350,000 was considered to be other-than-temporary and was recognized as a charge to other income (expense).

Note 12. Material Commitments

The Company estimates that at December 31, 2010 and 2009, it had approximately $22.5 million and $13.6 million, respectively, of purchase commitments for inventory from vendors. The Company also rents certain of its facilities under non-cancellable operating leases, which expire through 2014. The Company intends to finance its future purchase commitments from existing cash and investments or from cash flows from operations.

Minimum annual operating lease payments as of December 31, 2010 are approximately as follows:

Year ending December 31,
2011	$543,357
2012	210,486
2013	65,189
2014	1,297
2015	-
Thereafter	-
$820,329

Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $669,000, $589,000 and $598,000, respectively.

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

Note 14. Accounting for Collaborative Arrangements

In 2008, the Company fulfilled its responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance its proprietary FDM technology for rapid manufacturing applications. This agreement entitled the Company to receive reimbursement payments as it achieved specific milestones stated in the agreement. This effort was focused around the Company’s high-performance systems and resulted in the commercial release of the Fortus 900mc. Because receipt of these payments represented reimbursements of costs actually incurred under this joint development project, all payments received were recorded as offsets to the research and development expenditures and are therefore not recognized as revenue.

Due to the success of this initial arrangement, the Company is continuing this relationship under similar terms and objectives. During the years ended December 31, 2010, 2009 and 2008, approximately $1.2 million, $2.2 million, and $0.3 million, respectively, of research and development expenses were offset by payments that were received from this company.

Note 15. Foreign Currency Hedge

The Company hedged between €2.3 million and €4.5 million during the year ended December 31, 2010, between €2.8 million and €5.0 million during the year ended December 31, 2009 and between €2.5 million and €5.1 million during the year ended December 31, 2008 related to accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency gain of approximately $340,000 for the year ended December 31, 2010, a loss of $115,000 for the year ended December 31, 2009 and a gain of $235,000 for the year ended December 31, 2008.

The Company will continue to monitor exposure to currency fluctuations. Instruments that may be used to hedge future risks may include foreign currency forward, swap, and option contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Note 16. Common Stock

The Company has a common stock repurchase program, but did not repurchase any shares during the years ended December 31, 2010 and 2009. As of December 31, 2010, the Company had authorization to repurchase approximately $10.9 million of common stock under the stock repurchase program.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Fair Value of Warrant Related to OEM Agreement

During the first quarter of 2010, the Company signed a Master OEM Agreement (the “OEM Agreement”) with Hewlett-Packard Company (“HP”) to develop and manufacture an HP-branded 3D printer. In connection with the OEM Agreement, the Company issued a warrant to HP during the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share. The exercise price was determined by the 20 day average market closing price of the Company’s common stock immediately prior to the issuance of the warrant. The warrant vested immediately and has a seven-year term. The warrant was not exercised during 2010. The fair value of the warrant is properly classified as a reduction of revenue on the Consolidated Statement of Operation for the year ended December 31, 2010.

The Company used the Black-Scholes option-pricing model to determine the fair value of the warrant granted to HP. The following assumptions were applied in determining the compensation cost:

Risk-free interest rate	3.1%
Expected option term	4.5 years
Expected price volitility	47%
Dividend yield	-
Weighted average grant date fair value	$9.98

The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility from traded options on the Company’s stock. The expected option term was calculated in accordance with ASC 718. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stock Options and Warrants

The Company has various stock option plans that have been approved by stockholders. The plans provide for the granting of options to purchase up to 4,825,000 shares of the Company’s common stock to qualified employees of the Company, independent contractors, consultants, and other persons of which 4,012,634 had been granted and 812,366 shares remain available to be granted by the Company as of December 31, 2010. Options principally vest immediately or ratably over five years and are exercisable over a period ranging from five years to six years and one-month. The information presented below has been adjusted to reflect the Company’s two-for-one stock split in August 2007.

					Weighted
	Number				Average
	of Options	Per Share			Exercise
	Outstanding	Exercise Price			Price
Shares under option
at January 1, 2008	1,802,028	$1.02	-	$26.15	$15.02
Granted in 2008	281,500	9.30	-	22.06	11.67
Exercised in 2008	(234,300)	1.67	-	14.43	13.78
Expired in 2008	(53,050)	1.02	-	14.30	11.78
Forfeited in 2008	(60,800)	12.49	-	23.04	15.05
Shares under option
at December 31, 2008	1,735,378	2.54	-	26.15	14.42
Granted in 2009	283,750	8.27	-	9.90	9.82
Exercised in 2009	(294,400)	4.35	-	14.53	12.90
Expired in 2009	(122,800)	3.81	-	14.43	14.30
Forfeited in 2009	(82,300)	9.30	-	23.04	14.68
Shares under option
at December 31, 2009	1,519,628	8.27	-	26.15	14.08
Granted in 2010	300,000	18.26	-	23.85	18.30
Exercised in 2010	(456,200)	9.30	-	26.15	13.97
Forfeited in 2010	(46,900)	9.30	-	23.04	14.68
Repurchased in 2010	(138,878)	9.30	-	26.15	14.04
Shares under option
at December 31, 2010	1,177,650	$8.27	-	$26.15	$15.08

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock options exercisable at December 31, 2010, 2009 and 2008 is as follows:

					Weighted
	Number				Average
	of	Per Share			Exercise
	Shares	Exercise Price			Price
Options exercisable at
December 31, 2010	441,850	$8.27	-	$26.15	$14.95

Options exercisable at
December 31, 2009	735,478	$8.27	-	$26.15	$14.49

Options exercisable at
December 31, 2008	1,199,078	$2.54	-	$26.15	$13.57

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2010	Life in Years	Price	2010	Price
$8.27 - 9.90	345,750	4.3	$9.67	66,150	$9.35
12.49 - 16.17	342,900	1.7	13.25	272,700	13.22
18.26 - 19.15	295,000	5.1	18.26	800	18.97
$21.96 - 26.15	194,000	2.9	23.11	102,200	23.16
	1,177,650		15.08	441,850	14.95

Aggregate
intrinsic value	$20,677,463			$7,814,433

The weighted average life remaining on vested options is 2.0 years. The weighted average grant date fair value based on the Black-Scholes model was $6.13 for options granted in 2010 and $5.89 for options forfeited in 2010. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was approximately $8.2 million in 2010, $3.1 million in 2009 and $1.1 million in 2008. During the first quarter of 2010, the Company repurchased 138,878 vested stock options from 42 employees and directors.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2010, 2009 and 2008. The following assumptions were applied in determining the compensation cost:

	2010	2009	2008
Risk-free interest rate	2.3%	2.0%	3.9%
Expected option term	4.5 years	4.5 years	4.5 years
Expected price volitility	39%	40%	43%
Dividend yield	-	-	-
Weighted average grant date fair value	$6.13	$3.59	$4.54

The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility from traded options on the Company’s stock. The expected option term was calculated in accordance with ASC 718. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

As of December 31, 2010, there were 735,800 unvested options with a weighted average grant date fair value of $5.52 based on the Black-Scholes model. As of December 31, 2010, approximately $3.6 million of total unrecognized compensation expense related to unvested share-based compensation granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The fair value of option shares vested during the year 2010 was approximately $1.5 million.

In 2010, the Company issued a warrant to HP during the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share, which vested immediately and has a seven-year term. The warrant was not exercised during 2010. There were no outstanding warrants to purchase the Company’s common stock as of December 31, 2009 and no warrants were exercised during 2009. As of December 31, 2008, the Company had 310,500 warrants outstanding with exercise prices ranging from $11.56 to $13.82 with a weighted average price per share of $12.34. These remaining warrants expired on February 22, 2009 without being exercised. During 2008, 59,639 net shares were issued as a result of the exercise of warrants. Stock warrants totaling 139,500 shares were exercised at an average price of $11.99 per share; 79,861 shares were surrendered as payment, in lieu of cash, at an average price of $20.95 per share.

Note 19. Litigation

The Company is a party to various legal proceedings, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 20. Export Sales

Export sales were as follows for the years ended December 31:

	2010	2009	2008
Europe	$34,362,430	$26,308,543	$37,430,146
Asia Pacific	20,536,318	15,814,405	18,533,549
Other	2,049,761	1,076,828	1,883,206
	$56,948,509	$43,199,776	$57,846,901

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, 2009 and 2008, accounts receivable included balances due from foreign customers of approximately $11.6 million, $11.7 million and $13.8 million, respectively.

Note 21. Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) that covers all eligible employees as defined in the Plan. Participants may elect to contribute up to 50% of pre-tax annual compensation, as defined by the Plan, up to a maximum amount prescribed by the IRC. The Company, at its discretion, makes matching contributions equal to the lesser of $3,000 or 3% of the participant’s annual compensation. The Company, at its discretion, may make additional contributions, also subject to IRC limitations. Due to the weak economy, the Company suspended making discretionary matching contributions in February 2009, but reinstated matching contributions in September of 2010. For the years ended December 31, 2010, 2009 and 2008 the Company made 401(k) Plan contributions of approximately $219,000, $112,000 and $578,000, respectively.

Note 22. Subsequent Events

At December 31, 2010, the Company had a $1.05 million equity investment in Quickparts.com, Inc. (“Quickparts”), a manufacturing services company that provides customers with an online e-commerce system to procure low-volume and high-volume custom manufactured parts. This equity investment represented an 8.86% ownership interest in Quickparts and was accounted for under the cost method of accounting under ASC 325-20, Cost Method Investments. During February 2011, a third party acquired all of the outstanding stock of Quickparts. In connection with that sale, the Company received an initial payment of $1.7 million. Remaining payments of approximately $660,000 due to the Company over the ensuing 18 months are contingent upon satisfaction of certain indemnification obligations of the sellers, including the Company.

Note 23. Quarterly Results (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Net sales	$23,006,319	$30,059,496	$30,258,549	$33,774,921
Gross profit	9,420,075	14,762,004	14,708,988	17,194,901
Net income (loss)	(443,101)	2,332,155	3,175,550	4,304,936
Net income (loss) per common
share:
Basic	$(0.02)	$0.11	$0.15	$0.21
Diluted	(0.02)	0.11	0.15	0.20

2009
Net sales	$23,144,801	$24,648,277	$24,329,396	$26,233,758
Gross profit	9,572,352	11,573,221	11,868,254	13,369,745
Net income (loss)	(703,929)	849,571	1,578,800	2,391,829
Net income (loss) per common
share:
Basic	$(0.03)	$0.04	$0.08	$0.12
Diluted	(0.03)	0.04	0.08	0.12

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 31, 2010, 2009, and 2008

COLUMN A	Column B	Column C - Additions		Column D	Column E
	Balances at	Charged to			Balances
	beginning	costs and	Charged to		at end
Description	of period	expenses	other accounts	Deductions	of period
2010
Reserve for bad debts and allowances	$1,125,112	$332,363	$-	$173,550	$1,283,925
Reserve for sales returns and other allowances	-	372,811	-	372,811	-

2009
Reserve for bad debts and allowances	1,225,606	672,241	-	772,735	1,125,112
Reserve for sales returns and other allowances	121,556	-	-	121,556	-

2008
Reserve for bad debts and allowances	1,169,464	441,321	-	385,179	1,225,606
Reserve for sales returns and other allowances	191,006	-	-	69,450	121,556

Exhibits

EXHIBIT
NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company.(8)

3.2	Amended and Restated By-Laws of the Company.(7)

4.1	Warrant to purchase 500,000 Shares of Common Stock dated January 18, 2010.(10)

10.1	Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.2	Employee Confidentiality Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.3	Stratasys, Inc. 1998 Incentive Stock Option Plan.(4)*

10.4	Stratasys, Inc. 2000 Incentive Stock Option Plan.(5)*

10.5	Stratasys, Inc. 2002 Long-Term Performance and Incentive Plan.(6)*

10.6	Stratasys, Inc. 2008 Long-Term Performance and Incentive Plan.(9)*

10.7	Form of Option Agreement for employees.(9)*

10.8	Form of Option Agreement for directors.(9)*

10.9	Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects.(3)

10.10	Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects.(3)

10.11	Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb, William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling.(3)

10.12	Asset Purchase Agreement between the Company and IBM dated January 1, 1995.(2)

10.13	Master OEM Agreement between Hewlett-Packard Company and Stratasys, Inc. dated as of January 18, 2010.(11)**

10.14	Protective Rights Agreement between Stratasys, Inc. and Hewlett-Packard Company dated as of January 18, 2010.(11)

14.1	Code of Business Conduct and Ethics.(9)

21.1	Subsidiaries of the Company.(8)

EXHIBIT
NO.	DESCRIPTION
23.1	Consent of Grant Thornton LLP.(12)

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 33- 83638-C) filed September 2, 1994.

(2)	Incorporated by reference from the Company’s Form 8-K, Amendment No. 2, dated January 1, 1995.

(3)	Incorporated by reference from Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.

(4)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1998 Annual Meeting of Stockholders.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333- 32782) filed March 17, 2000.

(6)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 2002 Annual Meeting of Stockholders.

(7)	Incorporated by reference from the Company’s Form 8-K filed July 31, 2007.

(8)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2007.

(9)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2008.

(10)	Incorporated by reference from the Company’s Form 8-K filed January 19, 2010.

(11)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2010.

(12)	Filed herewith.

*	Compensatory plan or arrangement.

**	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Company’s application regarding confidential treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

STRATASYS, INC.

By: /s/ S. SCOTT CRUMP
S. Scott Crump
President
Dated:	March 8, 2011

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ S. SCOTT CRUMP	Chairman of the Board of Directors,
S. Scott Crump	President, Chief Executive Officer,	March 8, 2011
Treasurer (Principal Executive Officer)

/s/ ROBERT F. GALLAGHER	Chief Financial Officer (Principal	March 8, 2011
Robert F. Gallagher	Financial and Accounting Officer)

/s/ RALPH E. CRUMP	Director	March 8, 2011
Ralph E. Crump

/s/ EDWARD J. FIERKO	Director	March 8, 2011
Edward J. Fierko

/s/ JOHN J. MCELENEY	Director	March 8, 2010
John J. McEleney

/s/ CLIFFORD H. SCHWIETER	Director	March 8, 2010
Clifford H. Schwieter

/s/ GREGORY L. WILSON	Director	March 8, 2010
Gregory L. Wilson