Form 10-Q
period 2011-03-31
STRATASYS INC
filed 2011-05-10
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 1, 2011 the Registrant had 21,131,394 shares of common stock, $.01 par value, issued and outstanding.

Stratasys, Inc.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$36,084,783	$27,554,411
Short-term investments - held to maturity	8,356,348	8,797,878
Accounts receivable, less allowance for doubtful
accounts of $1,106,603 at March 31, 2011
and $1,094,588 at December 31, 2010	21,879,418	20,051,451
Inventories	18,821,007	17,880,714
Net investment in sales-type leases, less allowance
for doubtful accounts of $148,791 at March 31,
2011 and $189,338 at December 31, 2010	4,108,652	3,096,911
Prepaid expenses and other current assets	3,345,950	3,384,394
Deferred income taxes	3,447,000	3,447,000
Total current assets	96,043,158	84,212,759
Property and equipment, net	30,410,099	29,872,945

Other assets
Intangible assets, net	8,430,706	6,405,714
Net investment in sales-type leases	2,960,428	3,067,446
Long-term investments - available for sale	1,160,250	1,185,250
Long-term investments - held to maturity	52,369,990	52,504,650
Other non-current assets	248,267	1,210,867
Total other assets	65,169,641	64,373,927
Total assets	$191,622,898	$178,459,631

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$14,232,524	$14,408,628
Unearned revenues	12,419,238	11,561,521
Total current liabilities	26,651,762	25,970,149
Non-current liabilities
Deferred tax liabilities	207,000	207,000
Total liabilities	26,858,762	26,177,149

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
26,819,025 and 26,509,518 shares issued at March 31,
2011 and December 31, 2010, respectively	268,190	265,095
Additional paid-in capital	115,049,413	107,781,990
Retained earnings	88,374,979	83,385,484
Accumulated other comprehensive income (loss)	75,979	(145,662)
Treasury stock at cost, 5,687,631 shares at March 31, 2011
and December 31, 2010	(39,004,425)	(39,004,425)
Total stockholders' equity	164,764,136	152,282,482
Total liabilities and stockholders' equity	$191,622,898	$178,459,631

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	Three Months Ended March 31,
	2011	2010
Net sales
Products	$27,837,165	$21,761,618
Services	6,481,924	6,232,507
Fair value of warrant related to OEM agreement	-	(4,987,806)
	34,319,089	23,006,319

Cost of sales
Products	13,226,225	10,678,018
Services	2,842,412	2,908,226
	16,068,637	13,586,244

Gross profit	18,250,452	9,420,075

Operating expenses
Research and development	3,348,093	2,398,498
Selling, general and administrative	8,736,231	7,783,720
	12,084,324	10,182,218
Operating income (loss)	6,166,128	(762,143)

Other income (expense)
Interest income, net	205,781	215,199
Foreign currency transaction losses, net	(131,115)	(359,255)
Other	1,396,606	18,240
	1,471,272	(125,816)

Income (loss) before income taxes	7,637,400	(887,959)
Income tax expense (benefit)	2,647,905	(444,858)

Net income (loss)	$4,989,495	$(443,101)

Net income (loss) per common share
Basic	$0.24	$(0.02)
Diluted	0.23	(0.02)

Weighted average common shares outstanding
Basic	21,009,871	20,441,217
Diluted	21,647,691	20,441,217

Comprehensive Income (Loss)
Net income (loss)	$4,989,495	$(443,101)
Other comprehensive income (loss):
Foreign currency translation adjustment	221,641	(134,378)
Comprehensive income (loss)	$5,211,136	$(577,479)

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$4,989,495	$(443,101)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,394,348	1,470,731
Amortization	759,836	615,379
Stock-based compensation	323,598	310,544
Fair value of warrant related to OEM agreement	-	4,987,806
Gain on disposal of property and equipment	(156,272)	-
Gain on sale of investment	(1,204,408)	-

Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Accounts receivable, net	(1,827,967)	(421,402)
Inventories	(1,655,279)	(3,150,614)
Net investment in sales-type leases	(904,723)	(79,851)
Prepaid expenses	598,820	344,067
Other assets	134,615	119,457
Accounts payable and other current liabilities	2,164,073	(1,665,587)
Unearned revenues	857,717	584,471
Excess tax benefit from stock options	(1,866,655)	-
Net cash provided by operating activities	3,607,198	2,671,900

Cash flows from investing activities
Proceeds from sale of investments	5,183,352	1,005,000
Purchase of investments	(3,082,574)	-
Purchase of property and equipment	(1,250,132)	(825,236)
Purchase of intangible and other assets	(2,586,064)	(310,093)
Net cash used in investing activities	(1,735,418)	(130,329)

Cash flows from financing activities
Proceeds from exercise of stock options	4,606,743	1,969,637
Cash paid for vested stock option repurchases	-	(2,136,605)
Excess tax benefit from stock options	1,866,655	-
Net cash provided by (used in) financing activities	6,473,398	(166,968)

Effect of exchange rate changes on cash	185,194	(126,688)

Net increase in cash and cash equivalents	8,530,372	2,247,915
Cash and cash equivalents, beginning of year	27,554,411	48,315,926

Cash and cash equivalents, end of year	$36,084,783	$50,563,841

Supplemental Disclosures of cash flow information:
Cash paid for taxes	$303,282	$1,850,437
Transfer of fixed assets to inventory	79,028	133,705
Transfer of inventory to fixed assets	794,014	1,037,361

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, filed as part of the Company’s Annual Report on Form 10-K for such year.

Note 2. Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under previous U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. This standard became effective for the Company in January 2011 and did not have a material impact on the Company’s consolidated results of operations or financial condition.

The Company may, at times, enter into multiple-deliverable arrangements with customers. Typically, this occurs when customers purchase a system and also purchase one or more years of annual maintenance contracts that begin after the initial warranty period expires.

In accordance with ASC 605, Revenue Recognition, when two or more product offerings with varying delivery dates are contained in a single arrangement, revenue is allocated between the items based on their relative selling price, provided that each item meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis and there is objective and reliable evidence of the selling price of the items. The Company determines the selling price by reference to the prices it charges when the items are sold separately. If the Company does not sell the item separately, the selling price is determined by reference to comparable third-party evidence. If neither of these methods provides an appropriate basis for determining a selling price, then one is estimated based on the price at which the Company would sell the item if it was sold regularly on a standalone basis.

If the selling price still cannot be reasonably determined for all of the separate items in the multiple-deliverable arrangement, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition until all items have been delivered.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force. This ASU removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. This standard became effective for the Company in January 2011 and did not have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which became effective for interim and annual periods beginning after December 15, 2010. Additional disclosures required by this standard are included in Note 10 – Fair Value Measurements. Since this standard impacts disclosure requirements only, the adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310, Receivables. The purpose of the update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them. ASU 2010-20 requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of the risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period became effective for interim and annual reporting periods ended on or after December 15, 2010. This did not have an impact on the Company’s consolidated results of operations and financial condition.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Fair Value of Warrant Related to OEM Agreement

During the first quarter of 2010, the Company signed a Master OEM Agreement (the “OEM Agreement”) with Hewlett-Packard Company (“HP”) to develop and manufacture an HP-branded 3D printer. In connection with the OEM Agreement, the Company issued a warrant to HP during the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share. The exercise price was determined by the 20 day average market closing price of the Company’s common stock immediately prior to the issuance of the warrant. The warrant vested immediately and has a seven-year term. The fair value of the warrant is properly classified as a reduction of revenue on the Consolidated Statement of Operations for the period ended March 31, 2010. The warrant has not been exercised.

The Company used the Black-Scholes option-pricing model to determine the fair value of the warrant granted to HP. The following assumptions were applied in determining the compensation cost:

Risk-free interest rate	3.1%
Expected option term	4.5 years
Expected price volatility	47%
Dividend yield	-
Weighted average grant date fair value	$9.98

The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility from traded options on the Company’s stock. The expected option term was calculated in accordance with ASC 718. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Note 4. Investments

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

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. The Company does not hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at March 31, 2011 or December 31, 2010, as the fair value of those investments approximated cost.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company invests in certificates of deposit, corporate bonds, tax-free government bonds, and Auction Rate Securities (“ARS”), all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(unaudited)
Bonds	$8,356,348	$6,837,521
Other securities	-	357
Certificates of deposit	-	1,960,000
Short-term investments - held to maturity	8,356,348	8,797,878

Auction rate securities	1,160,250	1,185,250
Long-term investments - available for sale securities	1,160,250	1,185,250

Auction rate securities	2,200,000	2,200,000
Bonds	50,169,990	50,304,650
Long-term investments - held to maturity	52,369,990	52,504,650

Total investments	$61,886,588	$62,487,778

Short-term and long-term investments consist of corporate bonds, tax-free government bonds, and ARS. At March 31, 2011, the Company’s investments included:
  approximately $58.5 million in bonds maturing between June 2011 and March 2014, all of which have ratings between AAA and A3 at March 31, 2011;

  approximately $2.2 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at March 31, 2011; and

  approximately $1.2 million of a tax-free ARS, which does not currently have an active trading market and matures in February 2042. This ARS had a rating of Caa3 at March 31, 2011 and is further explained below.
The balance sheet caption titled “Long-term investments – available for sale securities” consists of a tax-free ARS. This balance represents the current estimated fair value of an ARS issued by Jefferson County, Alabama with a face value of $2.6 million and maturity in 2042. The investment is part of a multi-billion series of bonds issued by Jefferson County to build its sewer and water treatment system (“system”). The County entered into interest rate swaps to protect itself from rising interest rates, but the swaps proved ineffective and the revenue from the system will not adequately support the higher interest rates. However, with the collapse of the ARS market and the County’s financial condition, the rating of this ARS has gone from Aaa to Caa3. The Company has received $75,000 in principal payments on this ARS and no additional principal payments have become due. The Company has received all scheduled interest payments on this ARS through March 31, 2011. Due to the current financial condition of the County and the absence of an active market for this security, the Company only records interest income as cash payments are received.

With the assistance of outside consultants, the Company periodically reviews this ARS, including expected cash flows, assesses the credit risk, analyzes and extrapolates yield information on comparable composites, and reviews independent research from various public sources concerning the ARS market. Based upon a reevaluation that occurred in late 2010, the Company concluded that the fair value of this ARS had increased and the Company adjusted its carrying value to eliminate the amount of the previously recognized temporary impairment. The following table summarizes the activity of this investment from December 31, 2008 to March 31, 2011.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net carrying value at December 31, 2008	1,109,250

Temporary impairment transferred to other-than-temporary impairment	40,500
Other-than-temporary impairment - recognized in other income	(94,000)
Net carrying value at December 31, 2009	1,055,750

Principal payment received	(25,000)
Adjustment to temporary impairment - recognized in other comprehensive income	154,500
Net carrying value at December 31, 2010	1,185,250

Principal payment received	(25,000)
Net carrying value at March 31, 2011	$1,160,250

Note 5. Inventories

Inventories consisted of the following at March 31, 2011 and December 31, 2010 respectively:

	2011	2010
Finished goods	$7,647,828	$7,045,840
Raw materials	11,173,179	10,834,874
Total Inventory	$18,821,007	$17,880,714

Note 6. Material Commitments

The Company estimates that as of March 31, 2011 and December 31, 2010, it had approximately $28.8 million and $22.5 million, respectively, of purchase commitments for inventory from vendors. In addition to purchase commitments for inventory, the Company also has future commitments for leased facilities of approximately $536,000. The Company intends to finance its purchase commitments from existing cash and investments or from cash flows from operations.

Note 7. Earnings per Common Share

The Company complies with ASC 260, Earnings Per Share, which requires dual presentation of basic and diluted income per common share for all periods presented. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the periods that have net income. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of common shares used to compute basic net income per share and diluted net income per share relates to additional common shares that would be issued upon the assumed exercise of stock options and warrants, net of the common shares that would hypothetically be repurchased using the proceeds received from the original exercise. The additional common shares amounted to 637,820 for the period ended March 31, 2011. For the period ended March 31, 2010, the Company excluded 581,916 shares from the calculation of diluted weighted average common shares outstanding as the impact would be anti-dilutive in that period as a result of a net loss.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information relative to stock options that were exercised in the respective periods:

	Periods Ended March 31,
	2011	2010
Proceeds from exercise of stock options	$4,606,743	$1,969,637
Number of options exercised	309,507	145,100
Weighted average exercise price	$14.88	$13.57

Tax benefit recognized in stockholders'
equity from stock option exercises	$(2,340,177)	$(480,494)

Note 8. Stock-Based Compensation

The Company accounts for stock-based compensation under the guidance of ASC 718, Compensation-Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The stock-based compensation expense, the associated estimated deferred income tax benefit on nonqualified stock options and the current income tax benefit resulting from disqualifying dispositions of incentive stock options were as follows for the respective periods:

	Periods Ended March 31,
	2011	2010
Stock-based compensation expense	$323,598	$310,554
Income tax benefit	(176,458)	(160,408)
	$147,140	$150,146

There were no options granted in the three months ended March 31, 2011 and 300,000 options were granted in the three months ended March 31, 2010.

Note 9. Income Taxes

The effective tax rate of 34.7% for the three months ended March 31, 2011 was lower than the 50.1% effective rate for the same prior-year period due to a favorable tax liability adjustment in 2010 resulting from the disqualifying dispositions of incentive stock options.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) in accordance with ASC 740, Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required. At March 31, 2011 and December 31, 2010, the Company had unrecognized tax benefits of $1.8 million and $1.4 million, respectively.

Note 10. Fair Value Measurements

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair values on a recurring basis that used significant unobservable inputs and are classified as long-term investments – available for sale securities:

	Three Months Ended	Twelve Months Ended
Auction rate securities	March 31, 2011	December 31, 2010
Beginning balance	$1,185,250	$1,055,750
Total gains or (losses):
Included in earnings	-	-
Included in other comprehensive income	-	154,500
Principal payments received	(25,000)	(25,000)
Ending balance	$1,160,250	$1,185,250

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

During the quarter ended March 31, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 11. Foreign Currency Hedge

The Company invoices sales to certain European distributors in Euros and such receivable balances are subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. The Company’s strategy is to hedge most of its Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value at the end of each reporting period. As such, there is no related asset or liability or unrealized gain or loss recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transaction losses, net”.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company hedged between €4.5 million and €5.6 million during the three months ended March 31, 2011 and between €3.1 million and €4.2 million during the three months ended March 31, 2010 related to accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency transaction loss of approximately $0.5 million for the three months ended March 31, 2011 and a gain of approximately $0.3 million for the three months ended March 31, 2010.

The Company will continue to monitor exposure to currency fluctuations. Instruments that may be used to hedge future risks may include foreign currency forward, swap, and option contracts. These instruments may be used to selectively manage risks, but there can be no assurance that the Company will be fully protected against material foreign currency fluctuations.

Note 12. Accounting for Collaborative Arrangements

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

Due to the success of this initial arrangement, the Company is continuing this relationship under similar terms and objectives. During the three months ended March 31, 2011 and March 31, 2010, approximately $131,000 and $263,000, respectively, of research and development expenses were offset by payments that were received from this company.

Note 13. Sale of Investment

The Company had a $1.1 million equity investment in Quickparts.com, Inc. (“Quickparts”), a manufacturing services company that provides customers with an online e-commerce system to procure low-volume and high-volume custom manufactured parts. This equity investment represented an 8.9% ownership interest in Quickparts and was accounted for under the cost method of accounting under ASC 325-20, Cost Method Investments. During February 2011, a third party acquired all of the outstanding stock of Quickparts. In connection with that sale, the Company received an initial payment of $1.7 million. Remaining payments of approximately $660,000 due to the Company over the ensuing 18 months are contingent upon satisfaction of certain indemnification obligations of the sellers, including the Company. The Company recorded a gain of approximately $1.2 million under the Statement of Operations caption “Other” for the quarter ended March 31, 2011.

Note 14. Subsequent Events

In May 2011, the Company acquired Solidscape, Inc. for $38.0 million in cash plus certain purchase price adjustments. Solidscape is a privately-held manufacturer of high precision 3D printers. This addition provides access to markets currently not served by Stratasys, represents an attractive strategic opportunity, and creates prospective synergies. Solidscape leadership and management will stay with the company, which will operate from its base in New Hampshire as a wholly owned subsidiary of Stratasys. The Company paid cash at closing and expects the acquisition to be accretive in 2011.

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

     Summary of Financial Results

     For the quarter ended March 31, 2011, we recorded net income of $5.0 million, or $0.23 per diluted share, as compared to a net loss of $443,000, or $0.02 per diluted share, for the quarter ended March 31, 2010. Results for the first quarter of 2010 include a $5.0 million charge to revenue representing the fair value of a warrant issued to the Hewlett-Packard Company (“HP”) in connection with an OEM agreement that was signed in January of 2010.

     Our revenues of $34.3 million in the first quarter of 2011 increased as compared to revenues of $23.0 million that were reported in the first quarter of 2010, which included a $5.0 million charge related to the warrant issued to HP. Gross profit of $18.3 million in the first quarter of 2011 increased as compared to $9.4 reported in the prior year, which also reflects the $5.0 million charge related to the warrant issued to HP.

     Our balance sheet continues to be strong. As of March 31, 2011, our cash and investments balance was approximately $98.0 million, up from $90.0 million at December 31, 2010. We generated approximately $5.3 million of cash from operations during the quarter, primarily driven by our net income adjusted for non-cash charges for depreciation, amortization and stock-based compensation. We also have no debt and believe that we have adequate liquidity to fund our growth strategy throughout 2011.

     Our Market Strategy and Description of Current Conditions

     It is our belief that we are successfully implementing our overall marketing strategy in both the 3D printing and RP and DDM markets through the expansion of our distribution channel and the introduction of new products.

     Distribution Channel We are in the initial term of a Master Original Equipment Manufacturer Agreement (the “OEM Agreement”) with Hewlett-Packard Company (“HP”). During the initial term of the OEM Agreement, which expires September 30, 2011, we are manufacturing a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP DesignJet brand in France, Germany, Italy, Spain and the United Kingdom. We believe this distribution channel continues to be a successful and valuable approach to increase sales and enhance awareness of 3D printing.

     3D Printers We are the price leaders in the 3D printing market and have followed a strategy of moving down the price elasticity curve, evidenced by our introduction of the uPrint and uPrint Plus systems. We believe our strategy of offering low-priced 3D printing systems combined with higher reliability and increased functionality will allow for an increase of 3D printers in the market and continue to make our 3D printers an attractive alternative to our competitors’ products.

     We also believe our lower priced systems and the expansion of our distribution channel with HP will increase awareness of our products. Lower priced systems will reduce our margins as a percentage of revenue from the levels we have previously achieved, but we intend to compensate for these lower margins by expanding the market and unit volume for our 3D printers (and related proprietary consumables), thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. Although we believe that there is a large market for our 3D printers, there can be no assurance that we will be able to increase our revenues sufficiently to maintain or increase our profitability.

     To improve our product offerings, we also introduced support-material enhancements, concurrently with the launch of the uPrint Plus. The first, Smart Supports, is a software feature that can reduce support material usage by up to 40%. The second is a new soluble support material called SR-30, which can dissolve 69% faster than the previous soluble support material.

     RP and DDM Markets Our strategy in the high-performance market is to expand our installed base of RP and DDM systems by helping customers build stable, strong, and durable parts for testing and end-use. We plan to build on our leadership position in this area by offering additional system capabilities and improved material properties. We also have growing opportunities in DDM applications. DDM involves the manufacture of parts fabricated directly from our systems that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turn-around and for which tooling would not be cost effective due to small volumes.

     In February 2011, we obtained ISO 9001:2008 certification by maintaining a highly developed quality management system and continually improving its effectiveness in accordance with the ISO requirements. We believe that ISO certification is a key requirement in expanding our products’ applicability to the RP and DDM markets that we are focusing on such as aerospace, defense, medical, and automotive. We will use this certification to demonstrate our ability to consistently provide products that meet customer and applicable regulatory requirements and enhance customer satisfaction through its effective application.

     We continued to collaborate with a Fortune 500 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications and expect to maintain this collaboration into 2011 for the sixth consecutive year.

     Recurring Revenues As our installed base of systems has increased, we expect an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. We have experienced an increase in consumable sales throughout 2010 and into 2011.

     RedEye Paid Parts Service Our RedEye paid parts service makes and sells physical models, tooling and prototype parts for RP and DDM applications based on our customers’ CAD files. We believe RedEye sales have come from current system users that have had short-term capacity constraints on their own FDM systems. We believe that another part of sales has come from the rising demand for our technology in DDM applications because of the production grade thermoplastics used. To take advantage of the growth we see in our DDM customer base, we are adding staff to our existing sales force that will focus exclusively on large strategic accounts.

     Developments in Our Business During the Period

     Our first quarter results reflected an increase in revenue driven mainly by Fortus systems and consumables. Fortus unit sales in the first quarter of 2011 increased 40.0% from the first quarter of 2010. The average sale price of Fortus systems increased to approximately $134,000 from $117,000 in the first quarter of 2010 due to system mix. We believe the sales increase in higher priced Fortus systems was primarily driven by increased demand for direct digital manufacturing applications which include aircraft repair and maintenance. Consumable revenue grew 10.4% over the fourth quarter of 2010 and 36.0% over the first quarter of 2010 due to an increase in system usage by our installed base, following a growth trend that began in 2009. On April 1, 2011, we increased prices on most of our Dimension and Fortus consumables by approximately 3.8%.

     Our gross margin improved to 53.2% from 40.9% in the first quarter of 2010, which included a $5.0 million charge to revenue related to the warrant issued to HP in connection with an OEM Agreement. Both the Fortus systems and consumable sales contributed to the higher gross margin in the current quarter. During the first quarter of 2010, we expanded our Dimension uPrint product line by introducing the uPrint Plus. This launch increased the unit sales of our uPrint and uPrint Plus systems, which also contributed to a lower gross margin in that period.

     In May 2011, we announced the acquisition of Solidscape, Inc. for $38.0 million in cash plus certain purchase price adjustments. Solidscape is a privately-held manufacturer of high precision 3D printers and is a proven leader for investment casting applications that require ultra-fine feature detail. This addition provides access to markets currently not served by Stratasys, including the under-penetrated jewelry market, dental and precision industrial casting arenas. We believe that this acquisition will provide the potential to expand our technology platform into new applications and will create prospective synergies, particularly in manufacturing, our respective sales channels, and research and development.

     In February 2011, we obtained ISO 9001:2008 certification. ISO 9001:2008 is a standard established by the International Organization for Standardization that provides a set of standardized requirements for a quality management system that strives for customer satisfaction, consistent quality, and efficiency. In addition, there are internal benefits such as improved customer satisfaction, interdepartmental communications, work processes, and customer-and-supplier partnerships. The ISO 9000 family of standards relates to quality management systems and is designed to help organizations ensure they meet the needs of customers and other stakeholders. We believe that ISO certification of our quality management systems will help us expand our products’ applicability to RP and DDM in key markets such as aerospace, defense, medical and automotive.

     We continue to make progress in our OEM Agreement with HP. Unit sales of HP’s branded DesignJet printers in the markets served by HP increased 78.0% over comparable products sold in the same markets last year. We remain confident that HP’s distribution capabilities combined with their brand and marketing muscle can drive increased awareness and accelerated adoption of our proprietary 3D printers. Ultimately, our mutual intention is for HP to sell our 3D printers globally.

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

     Cautionary Note Concerning Factors that May Affect Future Results

     Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping and manufacturing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Our ability to continue to implement our strategy in 2011 is subject to numerous uncertainties and risks, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations,” and in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2010 and our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed and to be filed in 2011. We cannot ensure that our efforts will be successful.

Results of Operations
(unaudited)

     The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated interim statements of operations.

Three-Month Periods Ended March 31,

	2011	2010
Net sales	100.0%	100.0%
Cost of sales	46.8%	59.1%
Gross profit	53.2%	40.9%
Research and development	9.8%	10.4%
Selling, general, and administrative	25.5%	33.8%
Operating income (loss)	18.0%	(3.3%)
Other income (expense)	4.3%	(0.5%)
Income (loss) before income taxes	22.3%	(3.9%)
Income tax expense (benefit)	7.7%	(1.9%)
Net income (loss)	14.5%	(1.9%)

Net Sales

     Our net sales of $34.3 million in the first quarter of 2011 increased as compared to net sales of $23.0 million that we reported in the first quarter of 2010. The following is a breakdown of our revenues by products and services:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2011	2010	period change
Products	$27,837	$21,762	27.9%
Services	6,482	6,232	4.0%
Fair value of warrant	-	(4,988)	-
	$34,319	$23,006	49.2%

     Sales derived from products increased $6.1 million in the quarter ended March 31, 2011, as compared with the quarter ended March 31, 2010. System revenue grew by 21.0% as a result of a general economic upturn and favorable product mix that that was weighted towards our higher priced Fortus systems. The number of units that we shipped in the quarter decreased by approximately 7.0%, or 43 units, to 567 as compared with 610 units shipped in the first quarter of 2010. The decrease in total units shipped as compared to the prior year is primarily due to the promotional introduction of the uPrint Plus in the first quarter of 2010. Consumable revenue increased 36.0%, primarily driven by acceleration in customer usage and our growing installed base of systems.

     Sales from our service offerings increased by approximately $250,000, or 4.0%, in the quarter ended March 31, 2011 as compared to revenue from services in the first quarter of 2010. Maintenance revenue increased by 9.3%, as compared with the same prior-year period, which reflects our growing installed base of systems and the reduced impact of an extension in system warranty periods implemented in 2009. This growth was partially offset by a decrease in revenues from our RedEye paid parts service primarily driven by slow domestic sales in the first quarter of 2011.

     During the first quarter of 2010, we signed an OEM Agreement with HP to develop and manufacture a line of HP-branded 3D printers. In connection with the OEM Agreement, we issued a warrant to HP during the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share. The exercise price was determined by the 20 day average market closing price of our common stock immediately prior to the issuance of the warrant. The warrant vested immediately and has a seven-year term. The warrant has not been exercised. The grant date fair value of the warrant was classified as a reduction of revenue on the Consolidated Statement of Operations for the quarter ended March 31, 2010.

     Revenues in the Americas region, which includes North and South America, accounted for approximately 54.9% and 55.8% of total revenue for the quarters ended March 31, 2011 and 2010, respectively. Revenues outside the Americas region accounted for approximately 45.1% and 44.2% of total revenues for the quarters ended March 31, 2011 and 2010, respectively.

Gross Profit

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2011	2010	period change
Products	$14,611	$11,084	31.8%
Services	3,639	3,324	9.5%
Fair value of warrant	-	(4,988)	-
Total	$18,250	$9,420	93.7%

Gross Profit as a Percentage of Related Sales
Products	52.5%	50.9%
Services	56.1%	53.3%
Total	53.2%	40.9%

     Gross profit increased by $8.8 million, or 93.7%, to $18.3 million in the quarter ended March 31, 2011 as compared with $9.4 million in the same prior-year period. This increase was primarily attributable to a $5.0 million charge to revenue in the first quarter of 2010 related to the warrant issued to HP in connection with an OEM Agreement.

     Product gross profit increased by 31.8% for the three months ended March 31, 2011 as compared to the same prior-year period. This increase is primarily due to increased volume to cover fixed overhead and a product mix that favored our higher priced Fortus systems. The increase in gross profit as a percentage of related sales was primarily due to strong growth in our higher-margin Fortus systems and consumables.

     Gross profit from services increased by 9.5% for the quarter ended March 31, 2011 as compared to the same prior-year periods due to strong growth in system maintenance revenue.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2011	2010	period change
Research & development	$3,348	$2,398	39.6%
Selling, general & administrative	8,736	7,784	12.2%
	$12,084	$10,182	18.7%
Percentage of sales	35.2%	44.3%

     Research and development expense increased by 39.6%, for the quarter ended March 31, 2011 as compared to the same prior-year period. The increase was driven primarily by new product initiatives within both 3D printing and 3D production systems as well as a decrease in research and development expense reimbursements received during the quarter in connection with our collaborative agreement further discussed below. Capitalized research and development expenditures for the quarter ended March 31, 2011 relating to internally developed software was approximately $273,000 as compared to $280,000 for the same prior-year period.

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

     Due to the success of this initial arrangement, we are continuing this relationship under similar terms and objectives. During the three months ended March 31, 2011 and March 31, 2010, approximately $131,000 and $263,000, respectively, of research and development expenses were offset by payments that we received from this company.

     Selling, general and administrative expenses increased by 12.2% for the quarter ended March 31, 2011 as compared to the same prior-year period. The increase is primarily due to increased travel, professional fees and employee related expenses.

Operating Income (Loss)

     Operating income (loss) and operating income (loss) as a percentage of sales, as well as the percentage changes in operating income (loss), were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2011	2010	period change
Operating income (loss)	$6,166	$(762)	n/a
Percentage of sales	18.0%	-3.3%

     We recorded operating income of $6.2 million for the quarter ended March 31, 2011 as compared to a loss of approximately $762,000 for the same prior-year period. This increase was primarily attributable to a $5.0 million charge to revenue in the first quarter of 2010 related to the warrant issued to HP in connection with an OEM Agreement and higher sales volume in the 2011 quarter.

Other Income (Expense)

     Other income (expense) as a percentage of sales and changes in other income (expense) were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2011	2010	period change
Interest income	$206	$215	-4.2%
Foreign currency transaction losses	(131)	(359)	63.5%
Other	1,396	18	n/a
	$1,471	$(126)	n/a
Percentage of sales	4.3%	-0.5%

     While cash and investment balances increased over the prior-year periods, interest income decreased for the quarter ended March 31, 2011 compared to the same prior-year period due to the lower effective interest rate of our investment portfolio.

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

     Other income increased by $1.4 million for the quarter ended March 31, 2011 as compared to the prior-year period due to a gain on the sale of an equity investment that we maintained in an independent online parts quoting service company.

Income Tax Expense (Benefit)

     Income taxes and income taxes as a percentage of net income (loss) before income taxes, as well as the percentage changes, were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2011	2010	period change
Income tax expense (benefit)	$2,648	$(445)	n/a
Effective tax rate	34.7%	50.1%

     The effective tax rate of 34.7% for the quarter ended March 31, 2011 was lower than the 50.1% effective rate for the same prior-year period due to a favorable tax liability adjustment in 2010 resulting from the disqualifying dispositions of incentive stock options.

Net Income (Loss)

     Net income (loss) and net income (loss) as a percentage of sales, as well as the percentage changes in net income (loss), were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2011	2010	period change
Net income (loss)	$4,989	$(443)	n/a
Percentage of sales	14.5%	-1.9%

     Net income (loss) increased for the quarter ended March 31, 2011 as compared to a net loss in the same prior-year period primarily due to a $3.2 million, net of tax, warrant change in the first quarter of 2010 in connection with an OEM Agreement. The remaining increase is due growth in product and service revenues and a gain on sale of an equity investment, partially offset by increases in research and development costs related to new product initiatives.

Liquidity and Capital Resources
(unaudited)

     A summary of our consolidated interim statements of cash flows for the three months ended March 31, 2011 and 2010 are as follows:

(In Thousands)

	2011	2010
Net income (loss)	$4,989	$(443)
Depreciation and amortization	2,154	2,086
Stock-based compensation	324	311
Fair value of warrant related to OEM agreement	-	4,988
Gain on disposal of property and equipment	(156)	-
Gain on sale of investment	(1,204)	-
Changes in operating assets and liabilities	(2,500)	(4,270)
Net cash provided by operating activities	3,607	2,672

Net cash used in investing activities	(1,735)	(130)
Net cash provided by (used in) financing activities	6,473	(167)
Effect of exchange rate changes on cash	186	(127)
Net increase in cash and cash equivalents	8,531	2,248
Cash and cash equivalents, beginning of period	27,554	48,316
Cash and cash equivalents, end of period	$36,085	$50,564

     Our cash and cash equivalents balance increased by $8.5 million to $36.1 million at March 31, 2011, from $27.6 million at December 31, 2010. The increase is primarily due to $3.6 million of cash flows from operations and $4.6 million received as proceeds from the exercise of stock options, partially offset by $1.7 million spent for investing activities.

     In the quarter ended March 31, 2011, net cash provided by our operating activities was $3.6 million compared to cash provided by operations of $2.7 million during the comparable 2010 period. Our gross accounts receivable balance increased to $23.0 million at March 31, 2011 from $21.1 million as of December 31, 2010. This increase was principally due to sales growth in the first quarter of 2011. At March 31, 2011, our inventory balance increased to $18.8 million as compared to $17.9 million at December 31, 2010. This increase was principally due to strong order flow and anticipated sales growth for both systems and consumables.

     Our investing activities used net cash of $1.7 million in the first quarter of 2011 as compared to $130,000 in same prior-year period. We received net cash of approximately $2.1 million in connection with the purchase and sale of investments during the quarter ended March 31, 2011 as compared to $1.0 million during the same prior-year period. We used cash of approximately $1.3 million for fixed asset additions in the first quarter of 2011 as compared to $825,000 in the first quarter of 2010. Net cash used for payments for intangible assets and other investments, including patents and capitalized software was $2.6 million as compared to $310,000 for the same prior-year period. Much of the capital expenditures in 2011 have been for equipment required by the ongoing needs of our business, including manufacturing fixtures for new products and consumable manufacturing.

     In the quarter ended March 31, 2011, net cash provided by financing activities of $6.5 million resulted from the proceeds from the exercise of stock options and adjustment to income taxes payable for an excess tax benefit from the exercise of stock options.

     For the remainder of 2011, we expect to use our cash flows from operations and/or our cash and investments as follows:
  for improvements to our facilities;

  for the continuation of our leasing program;

  for working capital purposes;

  for information systems and infrastructure enhancements;

  for new product and materials development;

  for sustaining engineering;

  for acquisition of equipment, including production equipment, tooling, and computers;

  for increased selling and marketing activities, especially as they relate to the continued market and channel development;

  for new product and materials development;

  for sustaining engineering;

  for information systems (“I/S”) and infrastructure enhancements;

  for acquisitions and/or strategic alliances; and

  for our common stock buyback program.
     Our total current assets amounted to approximately $96.0 million at March 31, 2011, most of which consisted of cash and cash equivalents, investments, accounts receivable and inventories. Total current liabilities amounted to approximately $26.7 million and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

     In May 2011, we acquired Solidscape, Inc. for $38.0 million in cash plus certain purchase price adjustments. We believe that notwithstanding such cash expenditure, we have adequate cash, cash equivalents and investments to execute our plan for the remainder of 2011.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years and during the current quarter.

Foreign Currency Transactions

     We invoice sales to certain European distributors in Euros, and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. Our strategy is to hedge most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We enter into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transactions gains (losses), net.” We hedged between €4.5 million and €5.6 million during the three months ended March 31, 2011 and between €3.1 million and €4.2 million during the three months ended March 31, 2010 related to accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency transaction loss of approximately $0.5 million for the three months ended March 31, 2011 and a gain of approximately $0.3 million for the three months ended March 31, 2010.

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

     We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, if we had used different assumptions or if different conditions existed, our financial condition or results of operations could have been materially different. Certain critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our consolidated interim financial statements are described in our Annual Report on Form 10-K for 2010. Additional critical accounting policies are set forth below.

Revenue Recognition – Multiple Deliverable Arrangements

     We may, at times, enter into multiple-deliverable arrangements with our customers. Typically, this occurs when our customers purchase a system and also purchase one or more years of annual maintenance contracts that begin after the initial warranty period expires.

     In accordance with ASC 605, Revenue Recognition, when two or more product offerings with varying delivery dates are contained in a single arrangement, revenue is allocated between the items based on their relative selling price, provided that each item meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis and there is objective and reliable evidence of the selling price of the items. We determine the selling price by reference to the prices we charge when the items are sold separately. If we do not sell the item separately, the selling price is determined by reference to comparable third-party evidence. If neither of these methods provides an appropriate basis for determining a selling price, then one is estimated based on the price at which we would sell the item if it was sold regularly on a standalone basis.

     If the selling price still cannot be reasonably determined for all of the separate items in the multiple-deliverable arrangement, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition until all items have been delivered.

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

     These forward-looking statements include the expected increases in net sales of RP, DDM, and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include projected revenue and income in future quarters; the size of the 3D printing market; our objectives for the marketing and sale of our uPrint, DimensionTM 3D printers and our FortusTM 3D Production Systems, particularly for use in direct digital manufacturing (DDM); the demand for our proprietary consumables; the expansion of our RedEye paid parts service; and our beliefs with respect to the growth in the demand for our products and the impact of our OEM Agreement on sales of our products. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors” below and in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for 2010. These forward-looking statements are based on assumptions, among others, that we will be able to:
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

  recruit, retain, and develop employees for both Stratasys and Solidscape with the necessary skills to produce, create, commercialize, market, and sell our products; and

  successfully integrate the operations of Solidscape with the operations of Stratasys.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days and are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in auction rate securities, corporate and municipal bonds that bear interest at rates of 0.8% to 6.3%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

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

     We hedged between €4.5 million and €5.6 million during the three months ended March 31, 2011 and between €3.1 million and €4.2 million during the three months ended March 31, 2010 related to accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency transaction loss of approximately $0.5 million for the three months ended March 31, 2011 and a gain of approximately $0.3 million for the three months ended March 31, 2010. The resulting gain or loss from foreign currency forward contracts only partially offset our total foreign currency transaction gains or losses. A hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by between $0.5 million and $1.1 million.

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

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

You are encouraged to review the discussion of Forward Looking Statements and Factors That May Affect Future Results of Operations appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Form 10-K, the factors in our Current Report on Form 8-K dated May 3, 2011 (the “May 3 Form 8-K”), and the factors discussed in this Part II, “Item 1A, Risk Factors" of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (this "First Quarter Form 10-Q"), which could materially affect our business, financial condition or operating results. The risks described in our 2010 Form 10-K, in the May 3 Form 8-K and in this First Quarter Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

In addition to the risk factors disclosed in 2010 Form 10-K, you should consider the following risk factors, which are the risk factors included in the May 3 Form 8-K. Throughout the following risk factors, Stratasys is referred to as “we,” “us,” and “our.”
  we cannot attract and retain management and other personnel with experience in the areas of Solidscape’s business focus, we will not be able to manage and grow this business. We intend to rely on Solidscape’s management and employees to continue to operate the Solidscape business and to help us deepen our penetration of the market for 3D printers using CAD. If we are unable to retain Solidscape’s experienced and knowledgeable employees, or to attract replacement employees if necessary, Solidscape’s business, operations and sales may suffer, and we may not acquire sufficient knowledge to successfully operate the Solidscape business or achieve the benefits anticipated from the acquisition.

  If we are unable to protect Solidscape’s intellectual property, our reputation and our competitive position may be materially damaged. Solidscape’s intellectual property includes trade secrets regarding its technology and the design and manufacture of its products. Solidscape has historically used confidentiality agreements and other measures to protect its trade secret technology. However, it is the nature of trade secrets that misappropriation may be difficult to detect and the rights of the trade secret owner may be difficult to enforce. If we are unable to prevent the unauthorized use of Solidscape’s intellectual property, including trade secrets, we may lose a competitive advantage. Our failure to adequately protect Solidscape’s intellectual property could have a material adverse effect on our reputation, brand and revenue, results of operations and earnings.

  If Solidscape’s manufacturing process or facility is disrupted, sales of Solidscape’s products could be disrupted, and we could incur unforeseen costs. Final assembly of Solidscape’s products is performed at a single location in the U.S. If the operations of that facility are disrupted, we would be unable to fulfill customer orders for the period of the disruption. We would not be able to recognize revenue on orders that we could not ship, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume product shipments. Such a disruption could have a material adverse effect on our revenue, results of operations and earnings.

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

Date: May 10, 2011	Stratasys, Inc.

	By:	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer