Form 10-Q
period 2011-06-30
STRATASYS INC
filed 2011-08-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of August 1, 2011 the Registrant had 21,161,170 shares of common stock, $.01 par value, issued and outstanding.

Stratasys, Inc.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$12,443,248	$27,554,411
Short-term investments - held to maturity	3,107,440	8,797,878
Accounts receivable, less allowance for doubtful
accounts of $1,106,978 at June 30, 2011
and $1,094,588 at December 31, 2010	23,503,256	20,051,451
Inventories	21,218,648	17,880,714
Net investment in sales-type leases, less allowance
for doubtful accounts of $180,279 at June 30,
2011 and $189,338 at December 31, 2010	3,045,514	3,096,911
Prepaid expenses and other current assets	3,741,131	3,384,394
Deferred income taxes	3,830,000	3,447,000
Total current assets	70,889,237	84,212,759

Property and equipment, net	36,126,154	29,872,945
Other assets
Goodwill	25,112,579	867,700
Other intangible assets, net	26,593,159	5,538,014
Net investment in sales-type leases	3,968,791	3,067,446
Long-term investments - available for sale	1,160,250	1,185,250
Long-term investments - held to maturity	40,689,904	52,504,650
Other non-current assets	274,939	1,210,867
Total other assets	97,799,622	64,373,927
Total assets	$204,815,013	$178,459,631

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$15,367,791	$14,408,628
Unearned revenues	12,369,335	11,561,521
Total current liabilities	27,737,126	25,970,149
Non-current liabilities
Deferred tax liabilities	7,519,500	207,000
Total liabilities	35,256,626	26,177,149

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
26,848,801 and 26,509,518 shares issued at June 30,
2011 and December 31, 2010, respectively	268,488	265,095
Additional paid-in capital	115,962,432	107,781,990
Retained earnings	92,368,628	83,385,484
Accumulated other comprehensive loss	(36,736)	(145,662)
Treasury stock at cost, 5,687,631 shares at June 30, 2011
and December 31, 2010	(39,004,425)	(39,004,425)
Total stockholders' equity	169,558,387	152,282,482
Total liabilities and stockholders' equity	$204,815,013	$178,459,631

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales
Products	$30,428,508	$23,797,952	$58,265,673	$45,559,570
Services	7,126,422	6,261,544	13,608,346	12,494,051
Fair value of warrant related to OEM agreement	-	-	-	(4,987,806)
	37,554,930	30,059,496	71,874,019	53,065,815

Cost of sales
Products	14,552,762	12,432,146	27,778,987	23,110,163
Services	3,266,762	2,865,346	6,109,174	5,773,572
	17,819,524	15,297,492	33,888,161	28,883,735
Gross profit	19,735,406	14,762,004	37,985,858	24,182,080

Operating expenses
Research and development	3,725,817	2,550,833	7,073,910	4,949,331
Selling, general and administrative	9,911,342	8,198,063	18,647,573	15,981,782
	13,637,159	10,748,896	25,721,483	20,931,113
Operating income	6,098,247	4,013,108	12,264,375	3,250,967

Other income (expense)
Interest income, net	215,515	163,690	421,296	378,890
Foreign currency transaction losses, net	(80,868)	(438,551)	(211,983)	(797,806)
Other	106,454	(24,225)	1,503,060	(5,985)
	241,101	(299,086)	1,712,373	(424,901)
Income before income taxes	6,339,348	3,714,022	13,976,748	2,826,066
Income taxes	2,345,699	1,381,867	4,993,604	937,010

Net income	$3,993,649	$2,332,155	$8,983,144	$1,889,056

Net income per common share
Basic	$0.19	$0.11	$0.43	$0.09
Diluted	0.18	0.11	0.41	0.09

Weighted average common shares outstanding
Basic	21,145,458	20,527,571	21,078,045	20,485,059
Diluted	21,789,520	21,070,029	21,718,985	21,047,241

Comprehensive Income
Net income	$3,993,649	$2,332,155	$8,983,144	$1,889,056
Other comprehensive income (loss):
Foreign currency translation adjustment	(112,715)	(163,005)	108,926	(297,383)
Comprehensive income	$3,880,934	$2,169,150	$9,092,070	$1,591,673

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$8,983,144	$1,889,056
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	(210,410)	-
Depreciation	2,826,542	2,959,471
Amortization	1,920,518	1,250,079
Stock-based compensation	647,196	621,088
Excess tax benefit from stock options	(2,530,930)	-
Fair value of warrant related to OEM agreement	-	4,987,806
Gain on disposal of property and equipment	(156,273)	-
Gain on sale of investment	(1,204,408)	-

Increase (decrease) in cash attributable to changes in operating and liabilities, net of acquired assets and liabilities assumed:
Accounts receivable, net	(3,012,521)	(2,490,755)
Inventories	(3,572,730)	(4,211,194)
Net investment in sales-type leases	(849,948)	295,139
Prepaid expenses	955,385	(90,566)
Other assets	127,638	208,759
Accounts payable and other current liabilities	2,448,413	(2,817,448)
Unearned revenues	653,782	47,133
Net cash provided by operating activities	7,025,398	2,648,568

Cash flows from investing activities
Proceeds from the sale and maturity of investments	23,080,977	4,464,196
Purchase of investments	(4,227,007)	(41,508,568)
Acquisition of property and equipment	(6,961,420)	(1,179,838)
Acquisition of intangible and other assets	(3,104,407)	(674,143)
Acquisition of Solidscape, Inc., net of cash acquired	(38,559,085)	-
Net cash used in investing activities	(29,770,942)	(38,898,353)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	5,005,710	2,593,587
Cash paid for vested stock option repurchases	-	(2,136,605)
Excess tax benefit from stock options	2,530,930	-
Net cash provided by financing activities	7,536,640	456,982

Effect of exchange rate changes on cash	97,741	(278,516)

Net decrease in cash and cash equivalents	(15,111,163)	(36,071,319)
Cash and cash equivalents, beginning of period	27,554,411	48,315,926

Cash and cash equivalents, end of period	$12,443,248	$12,244,607

Supplemental disclosures of cash flow information:
Cash paid for taxes	$2,806,246	$3,110,437
Transfer of fixed assets to inventory	64,669	133,705
Transfer of inventory to fixed assets	1,877,436	1,619,840

Fair value of assets acquired	47,818,196	-
Less liabilities assumed	(8,718,622)	-
Net acquired assets	39,099,574	-

Less cash acquired	(540,489)	-
Acquisition of Solidscape, Inc., net of cash acquired	$38,559,085	$-

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, filed as part of the Company’s Annual Report on Form 10-K for such year.

On May 3, 2011, Stratasys, Inc. acquired Solidscape, Inc. a Delaware corporation (“Solidscape”). Accordingly, all of the assets acquired and liabilities assumed were recorded at their respective fair values and our consolidated results of operations include Solidscape’s operating results from May 3, 2011 through June 30, 2011. The Company has determined that Solidscape qualifies as a reportable segment and has provided segment reporting in Note 14.

Note 2. Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under previous U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. This standard became effective for the Company in January 2011 and did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and was applied to the acquisition of Solidscape, Inc. as described in Note 3 – Business Combinations.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force. This ASU removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. This standard became effective for the Company in January 2011 and did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update provides clarification on existing fair value measurement requirements, amends existing guidance primarily related to fair value measurements for financial instruments, and requires enhanced disclosures on fair value measurements. The additional disclosures are specific to Level 3 fair value measurements and transfers between Level 1 and Level 2 of the fair value hierarchy. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. This ASU (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. Since this standard impacts disclosure requirements only, the adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition.

Note 3. Business Combinations

On May 3, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solidscape, Inc., a Delaware corporation (“Solidscape”); Granite Acquisition Corporation, a Delaware corporation and the Company’s wholly-owned subsidiary (“Merger Sub”); and the Controlling Stockholders identified in the Merger Agreement, pursuant to which the Company acquired all the outstanding shares of capital stock of Solidscape in a cash-for-stock transaction where all the outstanding shares of capital stock and all in-the-money options to purchase shares of common stock of Solidscape were exchanged for an aggregate purchase price of $39.4 million, plus certain purchase price adjustments. Under the terms of the Merger Agreement, Merger Sub merged with and into Solidscape, with Solidscape surviving as the Company’s wholly-owned subsidiary (the “Merger”). The Merger Agreement was unanimously approved by the Company’s board of directors.

The Merger Agreement provided for the finalization and settlement of the purchase price adjustment amount within 105 days of the closing date. The estimated fair values of the assets acquired and liabilities assumed of $39.1 million are based on information that was available as of the acquisition date. As of June 30, 2011 the measurement period was not complete.

The Company incurred acquisition-related costs of approximately $615,000, which are recorded as selling, general and administrative expenses in the Consolidated Statements of Operations.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets of Solidscape acquired in connection with the acquisition, based on their estimated fair values. The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allocation of
Purchase Price
Cash and cash equivalents	$540,489
Accounts receivable	439,284
Inventories	1,577,970
Other current assets	771,441
Deferred income taxes	383,000
Property and equipment, net	364,443
Goodwill	24,241,569
Intangible assets	19,500,000
Accounts payable & other liabilities	(1,041,681)
Unearned revenue	(154,031)
Deferred tax liabilities	(7,522,910)
Total purchase price	$39,099,574

The allocation of the purchase priced to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted Average
	Amount	Life - Years
Developed technology	$11,750,000	6.7
Customer base	5,100,000	15
Trademarks	1,150,000	15
In-process R&D	1,150,000	Indefinite
Non-compete agreement	350,000	3
Total intangible assets	$19,500,000

The fair value of the identified intangible assets was estimated using an income approach. Under the income approach an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of the Solidscape acquisition is primarily attributable to the value of the workforce, corporate synergies, as well as unidentifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

The actual Solidscape net sales and net loss included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2011 and the supplemental unaudited pro forma net sales and net income of the combined entity had the acquisition been completed on the first day of the earliest period presented are as follows:

			Net Income (Loss)
		Net Income	Per Common Share
(Unaudited)	Net Sales	(Loss)	- Diluted
Actual for the three- and six-month periods ended June 30, 2011	$2,095,548	$(248,702)	$(0.01)
Supplemental pro forma combined results of operations:
Three-month period ended June 30, 2011	38,753,403	4,870,157	0.22
Three-month period ended June 30, 2010	33,513,279	2,707,482	0.13
Six-month period ended June 30, 2011	76,359,747	10,138,279	0.47
Six-month period ended June 30, 2010	$59,779,913	$2,629,586	$0.12

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustments to the supplemental pro forma combined results of operations are as follows:

(Unaudited)	Periods Ended June 30,
	Three Months		Six Months
	2011	2010	2011	2010
Non-recurring expense related to fair market value adjustment
to acquisition-date inventory	$561,094	$-	$561,094	$-
Net impact of the change in amortization of intangibles	26,162	78,488	104,650	156,974
Add interest on loans and preferred stock no longer incurred
post-merger	111,167	404,081	384,860	788,549
Add management fees no longer incurred post-merger	17,391	52,174	71,450	104,698
Remove expenses related to business combination
(deal fees, bonus & option payments)	3,127,980	-	3,127,980	-
Adjust taxes to the blended rate after business combination	(1,283,427)	149,819	(2,235,415)	375,016
	$2,560,367	$684,562	$2,014,619	$1,425,237

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Note 4. Fair Value of Warrant Related to OEM Agreement

During the first quarter of 2010, the Company signed a Master OEM Agreement (the “OEM Agreement”) with Hewlett-Packard Company (“HP”) to develop and manufacture an HP-branded 3D printer. In connection with the OEM Agreement, the Company issued a warrant to HP during the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share. The exercise price was determined by the 20 day average market closing price of the Company’s common stock immediately prior to the issuance of the warrant. The warrant vested immediately and has a seven-year term. The fair value of the warrant was properly classified as a reduction of revenue on the Consolidated Statement of Operations for the period ended March 31, 2010. The warrant has not been exercised.

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

Note 5. Investments

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

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. While the Company does not generally hold any investments for trading purposes, the Company did liquidate certain investments during the three months ended June 30, 2011 to fund the acquisition of Solidscape. The Company believes that the liquidation of these investments was an isolated event that is unusual and nonrecurring in nature and was not reasonably anticipated. The net carrying value of liquidated investments was $13.9 million and the sale resulted in a gain of approximately $64,000. The Company does not currently hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at June 30, 2011 or December 31, 2010, as the fair value of those investments approximated cost.

The Company invests in certificates of deposit, corporate bonds, tax-free government bonds, and Auction Rate Securities (“ARS”), all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(unaudited)
Bonds	$3,107,441	$6,837,521
Other securities	-	357
Certificates of deposit	-	1,960,000
Short-term investments - held to maturity	3,107,441	8,797,878

Auction rate securities	1,160,250	1,185,250
Long-term investments - available for sale securities	1,160,250	1,185,250

Auction rate securities	2,200,000	2,200,000
Bonds	38,489,904	50,304,650
Long-term investments - held to maturity	40,689,904	52,504,650

Total investments	$44,957,595	$62,487,778

Short-term and long-term investments consist of corporate bonds, tax-free government bonds, and ARS. At June 30, 2011, the Company’s investments included:
  approximately $41.6 million in bonds maturing between August 2011 and October 2014, all of which have ratings between AAA and A3 at June 30, 2011;

  approximately $2.2 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at June 30, 2011; and

  approximately $1.2 million of a tax-free ARS, which does not currently have an active trading market and matures in February 2042. This ARS had a rating of Caa3 at June 30, 2011 and is further explained below.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet caption titled “Long-term investments – available for sale securities” consists of a tax-free ARS. This balance represents the current estimated fair value of an ARS issued by Jefferson County, Alabama with a face value of $2.5 million and maturity in 2042. The investment is part of a multi-billion dollar series of bonds issued by Jefferson County to build its sewer and water treatment system (“system”). The County entered into interest rate swaps to protect itself from rising interest rates, but the swaps proved ineffective and the revenue from the system will not adequately support the higher interest rates. However, with the collapse of the ARS market and the County’s financial condition, the rating of this ARS has gone from Aaa to Caa3. The Company has received $75,000 in principal payments on this ARS and no additional principal payments have become due. The Company has received all scheduled interest payments on this ARS through June 30, 2011. Due to the current financial condition of the County and the absence of an active market for this security, the Company only records interest income as cash payments are received.

With the assistance of outside consultants, the Company periodically reviews this ARS, including expected cash flows, assesses the credit risk, analyzes and extrapolates yield information on comparable composites, and reviews independent research from various public sources concerning the ARS market. Based upon a reevaluation that occurred in late 2010, the Company concluded that the fair value of this ARS had increased and the Company adjusted its carrying value to eliminate the amount of the previously recognized temporary impairment. The following table summarizes the activity of this investment from December 31, 2008 to June 30, 2011.

Net carrying value at December 31, 2008	1,109,250
Temporary impairment transferred to other-than-temporary impairment	40,500
Other-than-temporary impairment - recognized in other income	(94,000)
Net carrying value at December 31, 2009	1,055,750
Principal payment received	(25,000)
Adjustment to temporary impairment - recognized in other comprehensive income	154,500
Net carrying value at December 31, 2010	1,185,250
Principal payment received	(25,000)
Net carrying value at June 30, 2011	$1,160,250

Note 6. Inventories

Inventories consisted of the following at June 30, 2011 and December 31, 2010 respectively:

	2011	2010
Finished goods	$13,090,678	$7,045,840
Raw materials	8,127,970	10,834,874
Total Inventory	$21,218,648	$17,880,714

Note 7. Material Commitments

The Company estimates that as of June 30, 2011 and December 31, 2010, it had approximately $27.5 million and $22.5 million, respectively, of purchase commitments for inventory from vendors. In addition to purchase commitments for inventory, the Company also has future commitments for leased facilities of approximately $1.3 million. The Company intends to finance its purchase commitments from existing cash and investments or from cash flows from operations.

Note 8. Earnings per Common Share

The Company complies with ASC 260, Earnings Per Share, which requires dual presentation of basic and diluted income per common share for all periods presented. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the periods that have net income.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The additional common shares amounted to 644,062 and 542,458 for the three months ended June 30, 2011 and 2010, respectively, and 640,940 and 562,182 for the six months ended June 30, 2011 and 2010, respectively. A total of 600 options were excluded from the dilution calculation for the three and six months ended June 30, 2010 since there inclusion would not have had a dilutive effect.

The following table provides information relative to stock options that were exercised in the respective periods:

	Periods Ended June 30,
	Three Months		Six Months
	2011	2010	2011	2010
Proceeds from exercise of stock options	$398,967	$623,950	$5,005,710	$2,593,587
Number of options exercised	29,776	46,900	339,283	192,000
Weighted average exercise price	$13.40	$13.30	$14.75	$13.51

Tax benefit recognized in stockholders'
equity from stock option exercises	$(190,752)	$(15,647)	$(2,530,930)	$(496,141)

Note 9. Stock-Based Compensation

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

	Periods Ended June 30,
	Three Months		Six Months
	2011	2010	2011	2010
Stock-based compensation expense	$323,598	$310,544	$647,196	$621,088
Income tax benefit	(111,438)	(48,712)	(287,896)	(209,120)
	$212,160	$261,832	$359,300	$411,968

There were no options granted in the six months ended June 30, 2011 and 300,000 options were granted in the six months ended June 30, 2010.

Note 10. Income Taxes

The Company uses a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) in accordance with ASC 740, Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required. At June 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits of $1.7 million and $1.4 million, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Fair Value Measurements

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair values on a recurring basis that used significant unobservable inputs and are classified as long-term investments – available for sale securities:

	Three Months Ended	Twelve Months Ended
Auction rate securities	June 30, 2011	December 31, 2010
Beginning balance	$1,185,250	$1,055,750
Total gains or (losses):
Included in earnings	-	-
Included in other comprehensive income	-	154,500
Principal payments received	(25,000)	(25,000)
Ending balance	$1,160,250	$1,185,250

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

During the quarter ended June 30, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Foreign Currency Hedge

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

The Company hedged between €4.0 million and €5.0 million for the three months ended June 30, 2011 and between €4.0 million and €5.6 million for the six months ended June 30, 2011 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation loss of approximately $101,000 for the three months ended June 30, 2011 and a gain of approximately $375,000 for the three months ended June 30, 2010. Foreign currency forward contracts resulted in a currency translation loss of approximately $576,000 for the six months ended June 30, 2011 and a gain of approximately $690,000 for the six months ended June 30, 2010. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that the Company recorded.

The Company will continue to monitor exposure to currency fluctuations. Instruments that may be used to hedge future risks may include foreign currency forward, swap, and option contracts. These instruments may be used to selectively manage risks, but there can be no assurance that the Company will be fully protected against material foreign currency fluctuations.

Note 13. Accounting for Collaborative Arrangements

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

Due to the success of this initial arrangement, the Company is continuing this relationship under similar terms and objectives. During the three months ended June 30, 2011 and 2010, approximately $208,000 and $274,000, respectively, of research and development expenses were offset by payments that were received from this company. During the six months ended June 30, 2011 and 2010, approximately $339,000 and $537,000, respectively, of research and development expenses were offset by payments that were received from this company.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Segment Reporting

In May 2011, the Company acquired Solidscape, Inc., a privately-held manufacturer of high precision 3D printers that specializes in investment casting applications in the jewelry, medical, dental and industrial markets. Solidscape leadership and management will stay with the company, which will operate from its base in New Hampshire as a wholly owned subsidiary of Stratasys.

The Company has determined that Solidscape qualifies as a separate reportable segment. Summary financial information for the Company’s reportable segments is as follows:

(Unaudited)	Stratasys, Inc.	Solidscape, Inc.	Eliminations	Consolidated
Three-Month Period Ended June 30, 2011
Net sales to external customers	$35,459,382	$2,095,548	$-	$37,554,930
Intersegment sales	-	-	-	-
Segment operating income (loss)	6,494,025	(395,778)	-	6,098,247
Total assets	196,296,387	47,618,200	(39,099,574)	204,815,013

Three-Month Period Ended June 30, 2010
Net sales to external customers	30,059,496	-	-	30,059,496
Intersegment sales	-	-	-	-
Segment operating income	4,013,108	-	-	4,013,108
Total assets	158,023,746	-	-	158,023,746

Six-Month Period Ended June 30, 2011
Net sales to external customers	71,874,019	2,095,548	-	73,969,567
Intersegment sales	-	-	-	-
Segment operating income (loss)	6,494,025	(395,778)	-	6,098,247
Total assets	196,296,387	47,618,200	(39,099,574)	204,815,013

Six-Month Period Ended June 30, 2010
Net sales to external customers	53,065,815	-	-	53,065,815
Intersegment sales	-	-	-	-
Segment operating income	3,250,967	-	-	3,250,967
Total assets	$158,023,746	$-	$-	$158,023,746

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Description of Business

     We develop, manufacture, and market a family of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, which enable engineers and designers to create physical models, prototypes, tooling, jigs, fixtures, and end use parts out of production grade thermoplastic directly from a computer aided design (“CAD”) workstation. Our systems and related consumable products are distributed mainly through a world-wide network of value added resellers that sell and service our products to end users. We also operate a service business that uses our systems to print parts from a customer’s CAD file, typically in situations where these customers have not yet purchased a system or do not have enough capacity on their existing systems.

     In May 2011, we acquired Solidscape, Inc. for $39.1 million in cash plus certain purchase price adjustments. Solidscape is a manufacturer of high precision 3D printers and is a proven leader for investment casting applications that require ultra-fine feature detail. This addition provides us with access to markets currently not served by Stratasys, including the under-penetrated jewelry, dental and precision industrial casting markets. We believe that this acquisition will provide the potential to expand our technology platform into new applications and will create synergies, particularly in manufacturing, our respective sales channels and research and development.

     Summary of Financial Results

     For the quarter ended June 30, 2011, we recorded net income of $4.0 million, or $0.18 per diluted share, as compared to net income of $2.3 million, or $0.11 per diluted share, for the quarter ended June 30, 2010. Results for the second quarter of 2011 include two months of operations of Solidscape, which was acquired on May 3, 2011.

     Our revenues in the second quarter of 2011 increased to $37.6 million as compared to revenues of $30.1 million that were reported in the second quarter of 2010. The second quarter of 2011 included revenues of $2.1 million contributed by Solidscape. Gross profit of $19.7 million in the second quarter of 2011 increased as compared to $14.8 million reported in the prior year.

     Our balance sheet continues to be strong. As of June 30, 2011, our cash and investments balance was approximately $57.4 million, down from $90.0 million at December 31, 2010. The decrease in cash and investments as of June 30, 2011 reflects approximately $39.1 million paid for the acquisition of Solidscape, which closed in May. We generated approximately $4.1 million of cash from operations during the quarter, primarily driven by our net income adjusted for non-cash charges for depreciation, amortization and stock-based compensation. We also have no debt and believe that we have adequate liquidity to fund our growth strategy throughout 2011.

     Our Market Strategy and Description of Current Conditions

     It is our belief that we are successfully implementing our overall marketing strategy in both the 3D printing, RP and DDM markets through the expansion of our distribution channel and the introduction of new products.

     Distribution Channel We are in the initial term of a Master Original Equipment Manufacturer Agreement (the “OEM Agreement”) with Hewlett-Packard Company (“HP”). During the initial term of the OEM Agreement, which expires September 30, 2011, we are manufacturing a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP DesignJet brand in France, Germany, Italy, Spain and the United Kingdom. We believe this distribution channel continues to be a valuable approach to increase sales and enhance awareness of 3D printing. During the quarter ended June 30, 2011, we signed a modification to this agreement which expands the territory to three additional European countries and extends the expiration date to September 30, 2012.

     3D Printers We are the unit leaders in the 3D printing market and have followed a strategy of moving down the price elasticity curve, evidenced by our introduction of the uPrint and uPrint Plus systems. We believe our strategy of offering low-priced 3D printing systems combined with high reliability, ease of use and increased functionality will allow for an increase of 3D printers in the market and continue to make our 3D printers an attractive alternative to our competitors’ products.

     We also believe our lower priced systems and the expansion of our distribution channel with HP will increase awareness of our technology and products. Lower priced systems will reduce our margins as a percentage of revenue from the levels we have previously achieved, but we intend to compensate for these lower margins by expanding the market and unit volume for our 3D printers (and related proprietary consumables), thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. Although we believe that there is a large market for our 3D printers, there can be no assurance that we will be able to increase our revenues sufficiently to maintain or increase our profitability.

     To improve our product offerings, we also introduced support-material enhancements, concurrently with the launch of the uPrint Plus. The first, Smart Supports, is a software feature that can reduce support material usage by up to 40%. The second is a new soluble support material called SR-30, which can dissolve 69% faster than the previous soluble support material.

     RP and DDM Markets Our strategy in the high-performance market is to expand our installed base of RP and DDM systems by helping customers build stable, strong, accurate and durable parts for functional testing and end-use. We plan to build on our leadership position in this area by offering additional system capabilities and improved material properties. We also have growing opportunities in DDM applications. DDM involves the manufacture of parts fabricated directly from our systems that are subsequently incorporated into the user’s end product or production process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turn-around and for which tooling would not be cost effective due to small volumes.

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

     We continued to collaborate with a Fortune 500 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications and expect to maintain this collaboration throughout 2011 for the sixth consecutive year.

     Recurring Revenues As our installed base of systems has increased, we expect an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. We have experienced an increase in consumable sales throughout 2010 and into 2011.

     RedEye Paid Parts Service Our RedEye paid parts service makes and sells physical models, tooling and prototype parts for RP and DDM applications based on our customers’ CAD files. We believe that a significant portion of RedEye sales have come from current system users that have had short-term capacity constraints on their own FDM systems. We believe that another part of sales has come from the rising demand for our technology in DDM applications because of the production grade thermoplastics used. To take advantage of the growth we see in our DDM customer base, we are adding staff to our existing sales force that will focus exclusively on large strategic accounts.

     Developments in Our Business During the Period

     Our second quarter results reflected an increase in sales driven mainly by Fortus 3D production systems and consumables. Fortus system sales in the second quarter of 2011 increased by 67% as compared to the second quarter of 2010. The average sale price of Fortus systems increased to approximately $104,000 from $94,000 in the second quarter of 2011 due to system mix. We believe the sales increase in higher priced Fortus systems was primarily driven by increased demand for direct digital manufacturing applications, which include aircraft repair and maintenance. Consumable sales increased by 25% as compared to the second quarter of 2010 due to an increase in system usage by our installed base and the acquisition of Solidscape. On April 1, 2011, we also increased prices on most of our Dimension and Fortus consumables by an average of approximately 3.8%. Our overall gross margin improved to 52.5% from 49.1% in the second quarter of 2010. Both the Fortus systems and consumable sales, combined with lower sales to HP, contributed to the higher gross margin in the current quarter.

     During the quarter ended June 30, 2011, we signed a modification of our OEM Agreement with HP both expanding the territories and extending the term. The OEM Agreement now includes three additional European countries in addition to France, Germany, Italy, Spain and the United Kingdom and extends the expiration date to September 30, 2012.

     In May 2011, we acquired Solidscape as described under “Description of Business” above. Solidscape leadership and management will stay with the company, which will operate from its base in New Hampshire as a wholly owned subsidiary of Stratasys.

     In July 2011, we introduced the Fortus 250mc Production System. The Fortus 250mc combines the ease-of-use and affordability of Dimension 3D Printers with the control of Insight Software, used to drive the Fortus line of production systems. With Insight, users will have added control of build speed, part accuracy, and feature detail. The Fortus 250mc uses Stratasys SR-30 soluble support material, which has a faster dissolve time than other soluble support materials.

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

Three- and Six-Month Periods Ended June 30,

	Three Months		Six Months
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.4%	50.9%	47.1%	54.4%
Gross profit	52.6%	49.1%	52.9%	45.6%
Research and development	9.9%	8.5%	9.8%	9.3%
Selling, general, and administrative	26.4%	27.3%	25.9%	30.1%
Operating income	16.2%	13.4%	17.1%	6.1%
Other income (expense)	0.6%	-1.0%	2.4%	-0.8%
Income before income taxes	16.9%	12.4%	19.4%	5.3%
Income tax expense	6.2%	4.6%	6.9%	1.8%
Net income	10.6%	7.8%	12.5%	3.6%

Net Sales

     Our net sales of $37.6 million in the second quarter of 2011 increased by 24.9% as compared to net sales of $30.1 million in the second quarter of 2010. Net sales of $71.9 million in the first six months of 2011 increased by 35.4% as compared to net sales of $53.1 million in the same prior-year period. Solidscape contributed $2.2 million in net sales for the three and six months ended June 30, 2011. The following is a breakdown of our revenues by products and services:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2011	2010	period change	2011	2010	period change
Products	$30,429	$23,798	27.9%	$58,266	$45,560	27.9%
Services	7,126	6,261	13.8%	13,608	12,494	8.9%
Fair value of warrant	-	-	-	-	(4,988)	-
	$37,555	$30,059	24.9%	$71,874	$53,066	35.4%

     Sales derived from products increased $6.6 million, or 27.9%, in the quarter ended June 30, 2011, as compared with the quarter ended June 30, 2010. Solidscape contributed $2.1 million in product sales for the three and six months ended June 30, 2011. System revenue grew by 32.6% as a result of strong sales of our higher priced Fortus 3D production systems and the addition of Solidscape during the quarter. We shipped 690 FDM units in the second quarter of 2011 as compared with 682 FDM units shipped in the second quarter of 2010. Consumable revenue increased 25.4%, primarily driven by acceleration in customer usage, our growing installed base of systems and a price increase of approximately 3.8% that was effective on April 1, 2011.

     For the six months ended June 30, 2011, sales derived from products increased $12.7 million, or 27.9%, as compared with the six months ended June 30, 2010. System revenue grew by 26.9% as a result of strong sales of our higher priced Fortus 3D production systems and the addition of Solidscape during the quarter. We shipped 1,257 FDM units in first half of 2011 as compared with 1,291 FDM units shipped in the first half of 2010. The decrease in total units shipped as compared to the prior year is primarily due to the promotional introduction of the uPrint Plus in the first quarter of 2010. Consumable revenue increased 30.3%, primarily driven by acceleration in customer usage and our growing installed base of systems.

     Sales from our service offerings increased by approximately $865,000, or 13.8%, in the quarter ended June 30, 2011 and $1.1 million, or 8.9%, in the six months ended June 30, 2011 as compared to the same prior-year periods. Solidscape contributed $100,000 of service sales for the three and six months ended June 30, 2011. Maintenance revenue increased by 13.4% and 11.3% for the three and six months ended June 30, 2011, respectively, as compared with the same prior-year periods. These increases reflect our growing installed base of systems and the reduced impact of an extension in system warranty periods implemented in 2009. Sales from our RedEye paid parts service increased by 13.3% and 4.2% for the three and six months ended June 30, 2011, respectively, primarily resulting from strong new customer business and an increase in average sales price.

     During the first quarter of 2010, we signed an OEM Agreement with HP to develop and manufacture a line of HP-branded 3D printers. In connection with the OEM Agreement, we issued a warrant to HP during the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share. The exercise price was determined by the 20 day average market closing price of our common stock immediately prior to the issuance of the warrant. The warrant vested immediately and has a seven-year term. The warrant has not been exercised. The grant date fair value of the warrant was classified as a reduction of revenue on the Consolidated Statement of Operations for the six months ended June 30, 2010.

     Revenues in the Americas region, which includes North and South America, accounted for approximately 52.5% and 55.9% of total revenue for the quarters ended June 30, 2011 and 2010, respectively. Revenues in the Americas region accounted for approximately 53.6% and 55.8% of total revenue for the six months ended June 30, 2011 and 2010, respectively.

     Revenues outside the Americas region accounted for approximately 47.5% and 44.1% of total revenues for the quarters ended June 30, 2011 and 2010, respectively. Revenues outside the Americas region accounted for approximately 46.4% and 44.2% of total revenues for the six months ended June 30, 2011 and 2010, respectively.

Gross Profit

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2011	2010	period change	2011	2010	period change
Products	$15,876	$11,366	39.7%	$30,487	$22,450	35.8%
Services	3,859	3,396	13.6%	7,499	6,720	11.6%
Fair value of warrant	-	-	-	-	(4,988)	-
Total	$19,735	$14,762	33.7%	$37,986	$24,182	57.1%

Gross Profit as a Percentage of Related Sales
Products	52.2%	47.8%		52.3%	49.3%
Services	54.2%	54.2%		55.1%	53.8%
Total	52.5%	49.1%		52.9%	45.6%

     Gross profit increased by $5.0 million, or 33.7%, to $19.7 million in the quarter ended June 30, 2011 as compared with $14.8 million in the same prior-year period. Solidscape contributed $436,000 in gross profit for the three and six months ended June 30, 2011. Gross profit for the six months ended June 30, 2011 increased by $13.8 million, or 57.1%, to $38.0 million as compared with $24.2 million in the same prior-year period. This increase was primarily attributable to a $5.0 million charge to revenue in the first quarter of 2010 related to the warrant issued to HP in connection with an OEM Agreement as well as higher sales volume.

     Product gross profit increased by 39.7% and 35.8% for the three and six months ended June 30, 2011, respectively, as compared to the same prior-year periods. This increase is primarily due to increased volume to cover fixed overhead and a product mix that favored our higher priced Fortus systems. The increase in gross profit as a percentage of related sales was primarily due to strong growth in our higher-margin Fortus systems and consumables as well as lower sales of lower-margin systems to HP.

     Gross profit from services increased by 13.6% and 11.6% for the three and six months ended June 30, 2011, respectively, as compared to the same prior-year periods due to strong growth in system maintenance and RedEye paid parts service sales.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2011	2010	period change	2011	2010	period change
Research & development	$3,726	$2,551	46.1%	$7,074	$4,949	42.9%
Selling, general & administrative	9,911	8,198	20.9%	18,648	15,982	16.7%
	$13,637	$10,749	26.9%	$25,722	$20,931	22.9%
Percentage of sales	36.3%	35.8%		35.8%	39.4%

     Research and development expense increased by 46.1% and 42.9% for the three and six months ended June 30, 2011 as compared to the same prior-year periods. Solidscape contributed approximately $272,000 in research and development expense for the three and six months ended June 30, 2011. The overall increase was driven primarily by new product initiatives within 3D printing and 3D production systems as well as a decrease in research and development expense reimbursements received in connection with our collaborative agreement further discussed below. Capitalized research and development expenditures for the quarter ended June 30, 2011 relating to internally developed software was approximately $273,000 as compared to $274,000 for the same prior-year period. Capitalized software for the six months ended June 30, 2011 was approximately $624,000 as compared to $537,000 for the same prior-year period.

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

     Due to the success of this initial arrangement, we are continuing this relationship under similar terms and objectives. During the three months ended June 30, 2011 and June 30, 2010, approximately $208,000 and $263,000, respectively, of research and development expenses were offset by payments that we received from this company. During the six months ended June 30, 2011 and 2011, approximately $339,000 and $537,000 of research and development expenses were offset.

     Selling, general and administrative expenses increased by 20.9% and 16.7% for the three and six months ended June 30, 2011 as compared to the same prior-year periods. The increased is primarily due expenses related to the acquisition of Solidscape and increased employee related expenses.

Operating Income

     Operating income and operating income as a percentage of sales, as well as the percentage changes in operating income, were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2011	2010	period change	2011	2010	period change
Operating income	$6,098	$4,013	52.0%	$12,264	$3,251	277.2%
Percentage of sales	16.2%	13.4%		17.1%	6.1%

     Operating income increased by $2.1 million, or 52.7%, to $6.1 million in the quarter ended June 30, 2011 as compared with $4.0 million in the same prior-year period. Solidscape contributed an operating loss of $396,000 for the three and six months ended June 30, 2011 primarily due to the revaluation of inventory at the time of acquisition. The overall increase in operating income was primarily attributable to increased product sales led by our higher-margin Fortus systems and consumables. Operating income for the six months ended June 30, 2011 was $12.3 million as compared to $3.3 million in the same prior-year period. This increase was primarily attributable to increased product sales led by our higher-margin Fortus systems and consumables as well as a $5.0 million charge to revenue in the first quarter of 2010 related to the warrant issued to HP in connection with an OEM Agreement.

Other Income (Expense)

     Other income (expense) as a percentage of sales and changes in other income (expense) were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2011	2010	period change	2011	2010	period change
Interest income	$216	$164	31.7%	$421	$379	11.1%
Foreign currency transaction losses	(81)	(439)	81.5%	(212)	(798)	73.4%
Other	106	(24)	n/a	1,503	(6)	n/a
	$241	$(299)	n/a	$1,712	$(425)	n/a
Percentage of sales	0.6%	-1.0%		2.4%	-0.8%

     Interest income increased by 31.7% and 11.1% for the three and six months ended June 30, 2011 and 2010, respectively, compared to the same prior-year periods. The increase is primarily due to a higher average investment portfolio and a higher effective interest rate of our investment portfolio.

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

     Other income increased by $130,000 and $1.5 million for the three and six months ended June 30, 2011 and 2010, respectively, as compared to the prior-year periods due to a gain on the sale of an equity investment that we maintained in an independent online parts quoting service company in the first quarter of 2011.

Income Tax Expense

     Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage changes, were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2011	2010	period change	2011	2010	period change
Income tax expense	$2,346	$1,382	69.8%	$4,994	$937	433.0%
Effective tax rate	37.0%	37.2%		35.7%	33.2%

     The effective tax rate of 37.0% for the quarter ended June 30, 2011 was relatively flat as compared to the 37.2% effective rate for the same prior-year period. The effective tax rate of 35.7% for the six months ended June 30, 2011 was higher as compared to the 33.2% effective rate for the same prior-year period due to a favorable tax liability adjustment in 2010 resulting from the disqualifying dispositions of incentive stock options.

Net Income

     Net income and net income as a percentage of sales, as well as the percentage changes in net income, were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2011	2010	period change	2011	2010	period change
Net income	$3,994	$2,332	71.3%	$8,983	$1,889	375.5%
Percentage of sales	10.6%	7.8%		12.5%	3.6%

     Net income in the current period increased during the three and six months ended June 30, 2011 as compared to the same prior year periods primarily due to increased product sales and a $3.2 million, net of tax, warrant charge in the first quarter of 2010 in connection with an OEM Agreement.

Liquidity and Capital Resources
(unaudited)

     A summary of our consolidated interim statements of cash flows for the six months ended June 30, 2011 and 2010 are as follows:

(In Thousands)
	2011	2010
Net income	$8,893	$1,889
Deferred income taxes	(210)	-
Depreciation and amortization	4,747	4,210
Stock-based compensation	647	621
Excess tax benefit from stock options	(2,531)	-
Fair value of warrant related to OEM agreement	-	4,988
Gain on disposal of property and equipment	(156)	-
Gain on sale of investment	(1,204)	-
Change in fair value of acquisition related inventory	351	-
Changes in operating assets and liabilities	(3,512)	(9,059)
Net cash provided by operating activities	7,025	2,649

Net cash used in investing activities	(29,771)	(38,898)
Net cash provided by financing activities	7,537	457
Effect of exchange rate changes on cash	98	(279)
Net decrease in cash and cash equivalents	(15,111)	(36,071)
Cash and cash equivalents, beginning of period	27,554	48,316
Cash and cash equivalents, end of period	$12,443	$12,245

     Our cash and cash equivalents balance decreased by $15.1 million to $12.4 million at June 30, 2011, from $27.6 million at December 31, 2010. The decrease is primarily due to approximately $39.1 million in cash used for the acquisition of Solidscape during the second quarter of 2011.

     In the six months ended June 30, 2011, net cash provided by our operating activities was $7.0 million compared to cash provided by operations of $2.6 million during the comparable 2010 period. Our accounts receivable balance increased to $23.5 million at June 30, 2011 from $21.1 million as of December 31, 2010. This increase was principally due to sales growth in the first six months of 2011 and the acquisition of Solidscape. At June 30, 2011, our inventory balance increased to $21.2 million as compared to $17.9 million at December 31, 2010. This increase was principally due to strong order flow and anticipated sales growth for both systems and consumables and the acquisition of Solidscape.

     Our investing activities used net cash of $29.8 million in first six months of 2011 as compared to $38.9 million in same prior-year period. In May 2011, we acquired Solidscape, Inc. for $39.1 million in cash plus certain purchase price adjustments. We received net cash of approximately $23.1 million in connection with the purchase, maturity and sale of investments during the quarter ended June 30, 2011 as compared to $37.0 million net cash used for the purchase and maturity of investments during the same prior-year period. We used cash of approximately $7.0 million for fixed asset additions in the first half of 2011 as compared to $1.2 million in the same prior-year period. Net cash used for payments for intangible assets and other investments, including patents and capitalized software was $3.1 million during the first half of 2011 as compared to $674,000 for the same prior-year period. Much of the capital expenditures in 2011 have been for equipment required by the ongoing needs of our business, including manufacturing fixtures for new products and consumable manufacturing.

     In the six months ended June 30, 2011, net cash provided by financing activities of $7.5 million resulted from the proceeds from the exercise of stock options and adjustment to income taxes payable for an excess tax benefit from the exercise of stock options.

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
     Our total current assets amounted to approximately $70.9 million at June 30, 2011, most of which consisted of cash and cash equivalents, investments, accounts receivable and inventories. Total current liabilities amounted to approximately $27.7 million and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

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

     We hedged between €4.0 million and €5.0 million for the three months ended June 30, 2011 and between €4.0 million and €5.6 million for the six months ended June 30, 2011 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation loss of approximately $101,000 for the three months ended June 30, 2011 and a gain of approximately $375,000 for the three months ended June 30, 2010. Foreign currency forward contracts resulted in a currency translation loss of approximately $576,000 for the six months ended June 30, 2011 and a gain of approximately $690,000 for the six months ended June 30, 2010. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that we recorded.

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

Intangible Assets

     Intangible assets are capitalized and amortized over their estimated useful or economic lives using the straight-line method in conformity with ASC 350, Intangibles – Goodwill and Other, as follows:

Years
Capitalized software development costs	3
Trademarks	5-15
Patents	10
RP technology	6-11
Solidscape customer base	15
Solidscape non-compete agreement	3
In-process research and development	Indefinite

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

     These forward-looking statements include the expected increases in net sales of RP, DDM, and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forward-looking statements include projected revenue and income in future quarters; the size of the 3D printing market; our objectives for the marketing and sale of our uPrint and DimensionTM 3D printers and our FortusTM 3D Production Systems, particularly for use in direct digital manufacturing (DDM); the demand for our proprietary consumables; the expansion of our RedEye paid parts service; and our beliefs with respect to the growth in the demand for our products and the impact of our OEM Agreement on sales of our products. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for 2010 and in our current report on Form 8-K dated May 3, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. These forward-looking statements are based on assumptions, among others, that we will be able to:
  continue to introduce new high-performance and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

  successfully develop the 3D printing market with our Dimension BST, Dimension SST, Dimension Elite, and uPrint systems, and that the market will accept these systems;

  successfully develop the DDM market with our Fortus 250mc, 360mc, 400mc and 900mc, and that the market will accept these systems;

  maintain our revenues and gross margins on our present products;

  successfully operate and grow Solidscape

  control our operating expenses;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days and are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in auction rate securities and corporate and municipal bonds that bear interest at rates of 0.8% to 6.4%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

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

     We hedged between €4.0 million and €5.0 million for the three months ended June 30, 2011 and between €4.0 million and €5.6 million for the six months ended June 30, 2011 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation loss of approximately $101,000 for the three months ended June 30, 2011 and a gain of approximately $375,000 for the three months ended June 30, 2010. Foreign currency forward contracts resulted in a currency translation loss of approximately $576,000 for the six months ended June 30, 2011 and a gain of approximately $690,000 for the six months ended June 30, 2010. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that we recorded.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Form 10-K, the factors in our Current Report on Form 8-K dated May 3, 2011 (the “May 3 Form 8-K”), and the factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the "First Quarter Form 10-Q"), which could materially affect our business, financial condition or operating results. The risks described in our 2010 Form 10-K, in the May 3 Form 8-K and in the First Quarter Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6. Exhibits

(a)	Exhibits.

	10.1	Amendment to Master OEM Agreement between Hewlett-Packard Company and Stratasys, Inc., dated as of October 1st, 2011.*

	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

	32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________________
* Portions of this Exhibit were omitted pursuant to Securities Exchange Commission Order Granting Confidential Treatment under the Securities Exchange Act of 1934, dated February 25, 2011, or pursuant to the Registrant’s application regarding confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s applications regarding confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

** The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011	Stratasys, Inc.

	By:	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer