Form 10-Q
period 2011-09-30
STRATASYS INC
filed 2011-11-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [ √ ]  No [    ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ √ ]  No [    ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ √ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]  No [ √ ]

As of November 1, 2011 the Registrant had 21,200,220 shares of common stock, $.01 par value, issued and outstanding.

Stratasys, Inc.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1

	Consolidated Statements of Operations and Comprehensive Income for the three and nine	2
	months ended September 30, 2011 and 2010

	Consolidated Statements of Cash Flows for the nine months ended	3
	September 30, 2011 and 2010

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II.	Other Information

Item 1A.	Risk Factors	26

Item 6.	Exhibits	27

Signatures		28

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$15,231,778	$27,554,411
Short-term investments - held to maturity	3,047,213	8,797,878
Accounts receivable, less allowance for doubtful
accounts of $1,154,709 at September 30, 2011
and $1,094,588 at December 31, 2010	23,766,474	20,051,451
Inventories	21,983,920	17,880,714
Net investment in sales-type leases, less allowance
for doubtful accounts of $245,332 at September 30,
2011 and $189,338 at December 31, 2010	2,911,027	3,096,911
Prepaid expenses and other current assets	4,660,515	3,384,394
Deferred income taxes	3,826,000	3,447,000
Total current assets	75,426,927	84,212,759
Property and equipment, net	37,828,246	29,872,945
Other assets
Goodwill	25,055,948	867,700
Other intangible assets, net	25,930,787	5,538,014
Net investment in sales-type leases	4,274,110	3,067,446
Long-term investments - available for sale	-	1,185,250
Long-term investments - held to maturity	42,652,402	52,504,650
Other non-current assets	172,490	1,210,867
Total other assets	98,085,737	64,373,927
Total assets	$211,340,910	$178,459,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and other current liabilities	$15,499,810	$14,408,628
Unearned revenues	12,266,829	11,561,521
Total current liabilities	27,766,639	25,970,149
Non-current liabilities
Deferred tax liabilities	7,519,500	207,000
Total liabilities	35,286,139	26,177,149
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
26,857,801 and 26,509,518 shares issued at September 30,
2011 and December 31, 2010, respectively	268,578	265,095
Additional paid-in capital	116,544,175	107,781,990
Retained earnings	98,225,797	83,385,484
Accumulated other comprehensive income (loss)	20,646	(145,662)
Treasury stock at cost, 5,687,631 shares at September 30,
2011 and December 31, 2010	(39,004,425)	(39,004,425)
Total stockholders' equity	176,054,771	152,282,482
Total liabilities and stockholders' equity	$211,340,910	$178,459,631

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales
Products	$32,255,554	$23,966,937	$90,521,228	$69,526,507
Services	7,440,470	6,291,609	21,048,816	18,785,660
Fair value of warrant related to OEM agreement	-	-	-	(4,987,806)
	39,696,024	30,258,546	111,570,044	83,324,361

Cost of sales
Products	14,868,919	12,695,679	42,647,905	35,805,842
Services	3,273,159	2,853,879	9,382,333	8,627,451
	18,142,078	15,549,558	52,030,238	44,433,293

Gross profit	21,553,946	14,708,988	59,539,806	38,891,068

Operating expenses
Research and development	3,613,668	2,242,263	10,687,578	7,191,594
Selling, general and administrative	10,083,451	8,403,902	28,738,326	24,385,683
	13,697,119	10,646,165	39,425,904	31,577,277

Operating income	7,856,827	4,062,823	20,113,902	7,313,791

Other income (expense)
Interest income, net	276,089	217,651	698,469	596,541
Foreign currency transaction gains (losses), net	(217,857)	227,623	(429,840)	(570,184)
Other	755,030	48,078	2,264,307	42,093
	813,262	493,352	2,532,936	68,450

Income before income taxes	8,670,089	4,556,175	22,646,838	7,382,241

Income taxes	2,812,920	1,380,625	7,806,524	2,317,635

Net income	$5,857,169	$3,175,550	$14,840,314	$5,064,606

Net income per common share
Basic	$0.28	$0.15	$0.70	$0.25
Diluted	0.27	0.15	0.68	0.24

Weighted average common shares outstanding
Basic	21,165,401	20,586,695	21,107,474	20,519,189
Diluted	21,542,674	21,000,804	21,669,848	21,035,559

Comprehensive Income
Net income	$5,857,169	$3,175,550	$14,840,314	$5,064,606
Other comprehensive income (loss):
Foreign currency translation adjustment	57,382	221,975	166,308	(75,408)
Comprehensive income	$5,914,551	$3,397,525	$15,006,622	$4,989,198

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$14,840,314	$5,064,606
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	(210,410)	-
Depreciation	4,288,846	4,847,219
Amortization	3,241,141	1,948,406
Stock-based compensation	1,088,025	931,632
Excess tax benefit from stock options	(2,562,753)	-
Fair value of warrant related to OEM agreement	-	4,987,806
Gain on disposal of property and equipment	(155,608)	-
Gain on sale of investment	(1,830,595)	-

Increase (decrease) in cash attributable to changes in operating and liabilities, net of acquired assets and liabilities assumed:
Accounts receivable, net	(3,275,739)	(476,588)
Inventories	(4,875,117)	(5,597,357)
Net investment in sales-type leases	(1,020,780)	937,976
Prepaid expenses	36,001	(196,627)
Other assets	234,087	848,405
Accounts payable and other current liabilities	2,612,251	1,140,693
Unearned revenues	551,278	205,517
Net cash provided by operating activities	12,960,941	14,641,688

Cash flows from investing activities
Proceeds from the maturity of investments	19,727,063	19,731,121
Proceeds from the sale of investments	15,748,196	-
Purchase of investments	(16,905,667)	(58,443,732)
Proceeds from sale of property and equipment	100	-
Acquisition of property and equipment	(9,595,479)	(2,270,462)
Acquisition of intangible and other assets	(3,537,482)	(998,389)
Acquisition of Solidscape, Inc., net of cash acquired	(38,559,085)	-
Net cash used in investing activities	(33,122,354)	(41,981,462)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	5,114,890	3,958,400
Cash paid for vested stock option repurchases	-	(2,136,605)
Excess tax benefit from stock options	2,562,753	-
Net cash provided by financing activities	7,677,643	1,821,795

Effect of exchange rate changes on cash	161,137	(66,019)

Net decrease in cash and cash equivalents	(12,322,633)	(25,583,998)
Cash and cash equivalents, beginning of period	27,554,411	48,315,926

Cash and cash equivalents, end of period	$15,231,778	$22,731,928

Supplemental disclosures of cash flow information:
Cash paid for taxes	$3,869,502	$3,195,953
Transfer of fixed assets to inventory	95,372	275,375
Transfer of inventory to fixed assets	2,445,253	1,761,405

Fair value of assets acquired	47,818,196	-
Less liabilities assumed	(8,718,622)	-
Net acquired assets	39,099,574	-

Less cash acquired	(540,489)	-
Acquisition of Solidscape, Inc., net of cash acquired	$38,559,085	$-

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, filed as part of the Company’s Annual Report on Form 10-K for such year.

On May 3, 2011, Stratasys, Inc. acquired Solidscape, Inc., a Delaware corporation (“Solidscape”). Accordingly, all of the assets acquired and liabilities assumed were recorded at their respective fair values and our consolidated results of operations include Solidscape’s operating results from May 3, 2011 through September 30, 2011.

Note 2. Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under previous U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. This standard became effective for the Company in January 2011 and did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. This ASU (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. The Company has chosen early adoption as allowed by the ASU. Since this standard impacts disclosure requirements only, the adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition.

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

In the second quarter of 2011, the Company incurred acquisition-related costs of approximately $615,000, which are recorded as selling, general and administrative expenses in the Consolidated Statements of Operations.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets of Solidscape acquired in connection with the acquisition, based on their estimated fair values. The purchase price allocation was estimated based on information that was available as of September 30, 2011 and may be adjusted for final income taxes. The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

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

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted Average
	Amount	Life - Years
Developed technology	$11,750,000	6.7
Customer base	5,100,000	15
Trademarks	1,150,000	15
In-process R&D	1,150,000	Indefinite
Non-compete agreement	350,000	3
Total intangible assets	$19,500,000

The fair value of the identified intangible assets was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of the Solidscape acquisition is primarily attributable to the value of the workforce, corporate synergies, as well as unidentifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes. The useful life of the intangible assets for amortization purposes was determined with the help of outside consultants considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive economic or other factors that may limit the useful life of intangible assets.

The actual Solidscape net sales and net income (loss) included in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and the supplemental unaudited pro forma net sales and net income of the combined entity had the acquisition been completed on the first day of the earliest period presented are as follows:

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Net Income (Loss)
		Net Income	Per Common Share
(Unaudited)	Net Sales	(Loss)	- Diluted
Actual for the three months ended September 30, 2011	$2,942,053	$121,021	$0.01
Actual for the nine months ended September 30, 2011	5,037,601	(127,682)	(0.01)
Supplemental pro forma combined results of operations:
Three months ended September 30, 2011	39,696,024	5,857,170	0.27
Three months ended September 30, 2010	33,416,286	3,426,719	0.16
Nine months ended September 30, 2011	116,055,771	15,975,762	0.74
Nine months ended September 30, 2010	$93,196,198	$5,155,417	$0.25

Adjustments to the supplemental pro forma combined results of operations are as follows:

(Unaudited)	Periods Ended September 30,
	Three Months		Nine Months
	2011	2010	2011	2010
Non-recurring expense related to fair market value adjustment
to acquisition-date inventory	$-	$-	$561,094	$-
Net impact of the change in amortization of intangibles	-	78,488	104,650	235,461
Add interest on loans and preferred stock no longer incurred
post-merger	-	374,522	384,860	1,163,071
Add management fees no longer incurred post-merger	-	52,174	71,450	156,872
Remove expenses related to business combination
(deal fees, bonus & option payments)	-	-	3,127,980	-
Adjust taxes to the blended rate after business combination	-	61,696	(2,235,415)	(450,443)
	$-	$566,880	$2,014,619	$1,104,962

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

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

The Company used the Black-Scholes option-pricing model to determine the fair value of the warrant granted to HP. The following assumptions were applied in determining the value:

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk-free interest rate	3.1%
Expected term	4.5 years
Expected price volatility	47%
Dividend yield	-
Weighted average grant date fair value	$9.98

The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility from traded options on the Company’s stock. The expected term was calculated in accordance with ASC 718. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. While the Company does not generally hold any investments for trading purposes, the Company did liquidate certain investments during the three months ended June 30, 2011 to fund the acquisition of Solidscape. The Company believes that the liquidation of these investments was an isolated event that is unusual and nonrecurring in nature and was not reasonably anticipated. The net carrying value of liquidated investments was $14.0 million and the sale resulted in a gain of approximately $64,000. The Company does not currently hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at September 30, 2011 or December 31, 2010, as the fair value of those investments approximated cost.

The Company invests in certificates of deposit, corporate bonds, tax-free government bonds, and auction rate securities (“ARS”), all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at September 30, 2011 and December 31, 2010.

	September, 30	December 31,
	2011	2010
	(unaudited)
Bonds	$3,047,213	$6,837,521
Other securities	-	357
Certificates of deposit	-	1,960,000
Short-term investments - held to maturity	3,047,213	8,797,878

Auction rate securities	-	1,185,250
Long-term investments - available for sale securities	-	1,185,250

Auction rate securities	2,200,000	2,200,000
Bonds	40,452,402	50,304,650
Long-term investments - held to maturity	42,652,402	52,504,650

Total investments	$45,699,615	$62,487,778

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term and long-term investments consist of corporate bonds, tax-free government bonds, and ARS. At September 30, 2011, the Company’s investments included:
  approximately $43.5 million in bonds maturing between February 2012 and September 2016, all of which have ratings between AAA and BAA1 at September 30, 2011; and

  approximately $2.2 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at September 30, 2011.
During the three months ended September 30, 2011, the Company sold its investment in a tax-free ARS issued by Jefferson County, Alabama. During the economic downturn in 2008, with the assistance of outside consultants, the Company determined that the ARS had incurred both a temporary and other-than-temporary impairment to its fair value. Due to negotiations between Jefferson County and bondholders, the market for these bonds improved and in the quarter ended September 30, 2011 the Company was able to sell its investment for $1.8 resulting in the Company recognizing a gain of $626,000. The following table summarizes the activity of this investment from December 31, 2008 to September 30, 2011.

Net carrying value at December 31, 2008	$1,109,250

Temporary impairment transferred to other-than-temporary impairment	40,500
Other-than-temporary impairment - recognized in other income	(94,000)
Net carrying value at December 31, 2009	1,055,750

Principal payment received	(25,000)
Adjustment to temporary impairment - recognized in other comprehensive income	154,500
Net carrying value at December 31, 2010	1,185,250

Principal payment received	(25,000)
Reduction in carrying value due to sale of ARS	(1,786,438)
Gain on sale of ARS - recognized in other income	626,188
Net carrying value at September 30, 2011	$-

Note 6. Inventories

Inventories consisted of the following at September 30, 2011 and December 31, 2010, respectively:

	2011	2010
Finished goods	$8,842,416	$7,045,840
Raw materials	13,141,504	10,834,874
Total Inventory	$21,983,920	$17,880,714

Note 7. Material Commitments

The Company estimates that as of September 30, 2011 and December 31, 2010, it had approximately $23.8 million and $22.5 million, respectively, of purchase commitments for inventory from vendors. In addition to purchase commitments for inventory, the Company also has future commitments for leased facilities of approximately $1.3 million. The Company intends to finance its purchase commitments from existing cash and investments or from cash flows from operations.

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

The additional common shares amounted to 377,273 and 414,109 for the three months ended September 30, 2011 and 2010, respectively, and 562,374 and 516,370 for the nine months ended September 30, 2011 and 2010, respectively. There were 5,000 options excluded from the dilution calculation for the three months ended September 30, 2011 and no options were excluded from the dilution calculation for the nine months ended September 30, 2011, since their inclusion would not have had a dilutive effect. A total of 16,600 and 14,600 options were excluded from the dilution calculation for the three and nine months ended September 30, 2010, respectively, for the same reason.

The following table provides information relative to stock options that were exercised in the respective periods:

	Periods Ended September 30,
	Three Months		Nine Months
	2011	2010	2011	2010
Proceeds from exercise of stock options	$109,180	$1,364,813	$5,114,889	$3,958,400
Number of options exercised	9,000	100,750	348,283	292,750
Weighted average exercise price	$12.13	$13.55	$14.69	$13.52

Tax benefit recognized in stockholders'
equity from stock option exercises	$(31,824)	$(4,928)	$(2,562,753)	$(501,069)

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

	Periods Ended September 30,
	Three Months		Nine Months
	2011	2010	2011	2010
Stock-based compensation expense	$440,829	$310,544	$1,088,025	$931,632
Income tax benefit	(95,585)	(48,288)	(383,481)	(257,408)
	$345,244	$262,256	$704,544	$674,224

There were 325,000 options granted in the nine months ended September 30, 2011 and 300,000 options granted in the nine months ended September 30, 2010.

Note 10. Income Taxes

The Company uses a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) in accordance with ASC 740, Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required. The Company had unrecognized tax benefits of $1.4 million at September 30, 2011 and December 31, 2010.

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

Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available under the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

During the quarter ended September 30, 2011, the Company had no significant measurements of assets or liabilities at fair value on a recurring or nonrecurring basis subsequent to their initial recognition.

Note 12. Foreign Currency Hedge

The Company invoices sales to certain European distributors in Euros and such receivable balances are subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. The Company’s strategy is to hedge most of its Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value at the end of each reporting period. As such, there is no related asset or liability or unrealized gain or loss recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Consolidated Statements of Operations and Comprehensive Income caption “Foreign currency transaction gains (losses), net”.

The Company hedged between €4.2 million and €4.8 million for the three months ended September 30, 2011 and between €4.0 million and €5.6 million for the nine months ended September 30, 2011 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation gain of approximately $417,000 for the three months ended September 30, 2011 and a loss of approximately $438,000 for the three months ended September 30, 2010. Foreign currency forward contracts resulted in a currency translation loss of approximately $159,000 for the nine months ended September 30, 2011 and a gain of approximately $252,000 for the nine months ended September 30, 2010. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that the Company recorded.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Accounting for Collaborative Arrangements

In 2008, the Company fulfilled its responsibilities under a three-year, $3.6 million agreement with a Fortune 500 global manufacturing company to jointly advance its proprietary FDM (Fused Deposition Modeling) technology for rapid manufacturing applications. This agreement entitled the Company to receive reimbursement payments as it achieved specific milestones stated in the agreement. This effort was focused around the Company’s high-performance systems and resulted in the commercial release of the Fortus 900mc. Because receipt of these payments represented reimbursements of costs actually incurred under this joint development project, all payments received were recorded as offsets to the research and development expenditures and are therefore not recognized as revenue.

Due to the success of this initial arrangement, the Company is continuing this relationship under similar terms and objectives. During the three months ended September 30, 2011 and 2010, approximately $170,000 and $352,000, respectively, of research and development expenses were offset by payments that were received from that company. During the nine months ended September 30, 2011 and 2010, approximately $509,000 and $889,000, respectively, of research and development expenses were offset by payments that were received from that company.

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

     In May 2011, we acquired Solidscape, Inc. for $39.1 million in cash plus certain purchase price adjustments. Solidscape is a manufacturer of high precision 3D printers and is a proven leader in investment casting applications that require ultra-fine feature detail. This addition provides us with access to markets currently not served by Stratasys, including the under-penetrated jewelry, dental and precision industrial casting markets. We believe that this acquisition will provide the potential to expand our technology platform into new applications and will create synergies, particularly in manufacturing, our respective sales channels, and research and development.

     Summary of Financial Results

     For the quarter ended September 30, 2011, we recorded net income of $5.9 million, or $0.27 per diluted share, as compared to net income of $3.2 million, or $0.15 per diluted share, for the quarter ended September 30, 2010. Results for the third quarter of 2011 include three months of operations of Solidscape, which was acquired on May 3, 2011.

     Our revenues in the third quarter of 2011 increased to $39.7 million as compared to revenues of $30.3 million that were reported in the third quarter of 2010. Gross profit of $21.6 million in the second quarter of 2011 increased as compared to $14.7 million reported in the prior year

     Our balance sheet continues to be strong. As of September 30, 2011, our cash and investments balance was approximately $60.9 million, down from $90.0 million at December 31, 2010. The decrease in cash and investments as of September 30, 2011 reflects approximately $39.1 million paid for the acquisition of Solidscape, which closed in May. We generated approximately $5.9 million of cash from operations during the quarter, primarily driven by our net income adjusted for non-cash charges for depreciation, amortization and stock-based compensation. We also have no debt and believe that we have adequate liquidity to fund our growth strategy throughout the remainder of 2011 and into 2012.

     Our Market Strategy and Description of Current Conditions

     It is our belief that we are successfully implementing our overall marketing strategy in the 3D printing, RP and DDM markets through the expansion of our distribution channel and the introduction of new products.

     Distribution Channel We recently completed the initial term of a Master Original Equipment Manufacturer Agreement (the “OEM Agreement”) with Hewlett-Packard Company (“HP”), and are now in an extension term, which currently expires September 30, 2012. Under the OEM Agreement, we are manufacturing a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP DesignJet brand in eight European countries. We believe this distribution channel continues to be a valuable approach to increase sales and enhance awareness of 3D printing.

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

     We also believe our lower-priced systems and the expansion of our distribution channel with HP will increase awareness of our technology and products. Lower-priced systems will reduce our margins as a percentage of revenue from the levels we have previously achieved, but we intend to compensate for these lower margins by expanding the market and unit volume for our 3D printers (and related proprietary consumables), thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. Although we believe that there is a large market for our 3D printers, there can be no assurance that we will be able to increase our revenues sufficiently to maintain or increase our profitability.

     To improve our product offerings, we also introduced support-material enhancements concurrently with the launch of the uPrint Plus. The first, Smart Supports, is a software feature that can reduce support material usage by up to 40%. The second is a new soluble support material called SR-30, which can dissolve 69% faster than the previous soluble support material.

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

     We continued to collaborate with a Fortune 500 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications and expect to maintain this collaboration throughout the remainder of 2011 and into 2012 for the seventh consecutive year.

     Recurring Revenues As our installation base of systems has increased, we expect an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. We have experienced an increase in consumable sales throughout 2010 and into 2011.

     RedEye Paid Parts Service Our RedEye paid parts service makes and sells physical models, tooling and prototype parts for RP and DDM applications based on our customers’ CAD files. We believe that a significant portion of RedEye sales have come from current system users that have had short-term capacity constraints on their own FDM systems. We believe that another part of sales has come from the rising demand for our technology in DDM applications, because of the production-grade thermoplastics used. To take advantage of the growth we see in our DDM customer base, we are adding staff to our existing sales force that will focus exclusively on large strategic accounts.

     Developments in Our Business During the Period

     Our third quarter results reflected an increase in sales driven mainly by Fortus 3D production systems and consumables. Fortus system sales in the third quarter of 2011 increased by 102% as compared to the third quarter of 2010. The sales increase in higher-priced Fortus systems was primarily driven by the introduction of the Fortus 250mc Production System in July 2011 and increased demand for direct digital manufacturing applications, which include aircraft repair and maintenance. Consumable sales increased by 26% as compared to the third quarter of 2010 due to an increase in system usage by our installed base and the acquisition of Solidscape. Our overall gross margin improved to 54.3% from 48.6% in the third quarter of 2010. Both the increased Fortus systems and consumable sales, combined with decreased lower margin sales to HP, contributed to the higher gross margin in the current quarter.

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

     Given our strong cash position and absence of debt, we believe that we have adequate liquidity to fund our growth strategy for the remainder of 2011 and into 2012. We may make investments in strategic acquisitions, fixed assets, process improvements, information technology (“IT”), and human resource development activities that will be required for future growth. Our expense levels are based in part on our expectations of future sales and we will make adjustments as we consider appropriate. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated sales, fluctuations in sales in a particular period could adversely impact our operating results.

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

Three- and Nine-Month Periods Ended September 30,

	Three Months		Nine Months
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.7%	51.4%	46.6%	53.3%
Gross profit	54.3%	48.6%	53.4%	46.7%
Research and development	9.1%	7.4%	9.6%	8.6%
Selling, general, and administrative	25.4%	27.8%	25.8%	29.3%
Operating income	19.8%	13.4%	18.0%	8.8%
Other income (expense)	1.9%	1.6%	2.3%	0.1%
Income before income taxes	21.8%	15.1%	20.3%	8.9%
Income tax expense	7.1%	4.6%	7.0%	2.8%
Net income	14.8%	10.5%	13.0%	6.1%

Net Sales

     Our net sales of $39.7 million in the third quarter of 2011 increased by 31.2% as compared to net sales of $30.3 million in the third quarter of 2010. Net sales of $111.6 million in the first nine months of 2011 increased by 26.3% as compared to net sales of $88.3 million in the same prior-year period. The following is a breakdown of our revenues by products and services:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2011	2010	period change	2011	2010	period change
Products	$32,256	$23,967	34.6%	$90,521	$69,526	30.2%
Services	7,440	6,292	18.2%	21,049	18,786	12.0%
Fair value of warrant	-	-	-	-	(4,988)	-
	$39,696	$30,259	31.2%	$111,570	$83,324	33.9%

     Sales derived from products increased $8.3 million, or 34.6%, in the quarter ended September 30, 2011, as compared with the quarter ended September 30, 2010. System revenue grew by 37.0% as a result of increased sales of our higher priced Fortus 3D production systems and the addition of Solidscape in May 2011. We shipped 600 units in the third quarter of 2011 as compared with 631 units shipped in the third quarter of 2010. The decrease in total units shipped as compared to the prior year is primarily due to the promotional introduction of the uPrint Plus in the first quarter of 2010 and shift in system mix towards our higher priced Fortus 3D production systems, partially offset by the acquisition of Solidscape in May 2011. Consumable revenue increased 26.1%, primarily driven by acceleration in customer usage, our growing installation base of systems, the acquisition of Solidscape in May 2011 and a price increase of approximately 3.8% that was effective on April 1, 2011.

     For the nine months ended September 30, 2011, sales derived from products increased $21.0 million, or 30.2%, as compared with the nine months ended September 30, 2010. System revenue grew by 30.1% as a result of increased sales of our higher priced Fortus 3D production systems and the addition of Solidscape in May 2011. We shipped 1,902 units in the first three quarters of 2011 as compared with 1,923 units shipped in same prior-year period. The decrease in total units shipped as compared to the prior year is primarily due to a lack of channel development and marketing for our uPrint systems, a shift in system mix towards our Fortus 3D production systems and the promotional introduction of the uPrint Plus in the first quarter of 2010, partially offset by the acquisition of Solidscape in May 2011. Consumable revenue increased 28.9%, primarily driven by acceleration in customer usage and our growing installed base of systems.

     Sales from our service offerings increased by approximately $1.1 million, or 18.2%, in the quarter ended September 30, 2011 and $2.3 million, or 12.0%, in the nine months ended September 30, 2011 as compared to the same prior-year periods. Maintenance revenue increased by 14.9% and 12.6% for the three and nine months ended September 30, 2011, respectively, as compared with the same prior-year periods. These increases reflect our growing installation base of systems and the reduced impact of an extension in system warranty periods implemented in 2009. Sales from our RedEye paid parts service increased by 19.2% and 9.1% for the three and nine months ended September 30, 2011, respectively, primarily resulting from increased new customer business and an increase in average sales price.

     During the first quarter of 2010, we signed an OEM Agreement with HP to develop and manufacture a line of HP-branded 3D printers. In connection with the OEM Agreement, we issued a warrant to HP during the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share. The exercise price was determined by the 20 day average market closing price of our common stock immediately prior to the issuance of the warrant. The warrant vested immediately and has a seven-year term. The warrant has not been exercised. The grant date fair value of the warrant was classified as a reduction of revenue on the Consolidated Statement of Operations for the nine months ended September 30, 2010.

     Revenues in the Americas region, which includes North and South America, accounted for approximately 56.3% and 55.6% of total revenue for the quarters ended September 30, 2011 and 2010, respectively. Revenues in the Americas region accounted for approximately 54.6% and 55.8% of total revenue for the nine months ended September 30, 2011 and 2010, respectively.

     Revenues outside the Americas region accounted for approximately 43.7% and 44.4% of total revenues for the quarters ended September 30, 2011 and 2010, respectively. Revenues outside the Americas region accounted for approximately 45.4% and 44.2% of total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Gross Profit

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2011	2010	period change	2011	2010	period change
Products	$17,387	$11,271	54.3%	$47,873	$33,721	42.0%
Services	4,167	3,438	21.2%	11,667	10,158	14.9%
Fair value of warrant	-	-	-	-	(4,988)	-
Total	$21,554	$14,709	46.5%	$59,540	$38,891	53.1%

Gross Profit as a Percentage of Related Sales
Products	53.9%	47.0%		52.9%	48.5%
Services	56.0%	54.6%		55.4%	54.1%
Total	54.3%	48.6%		53.4%	46.7%

     Gross profit increased by $6.8 million, or 46.5%, to $21.6 million in the quarter ended September 30, 2011 as compared with $14.7 million in the same prior-year period. The increase is primarily attributable to increased sales of our higher-margin Fortus 3D production systems and consumables, combined with decreased lower-margin sales to HP. Gross profit for the nine months ended September 30, 2011 increased by $20.6 million, or 53.1%, to $59.5 million as compared with $38.9 million in the same prior-year period. The increase for the nine-month period was primarily attributable to a $5.0 million charge to revenue in the first quarter of 2010 related to the warrant issued to HP in connection with an OEM Agreement as well as higher sales volume.

     Product gross profit increased by 54.3% and 42.0% for the three and nine months ended September 30, 2011, respectively, as compared to the same prior-year periods. This increase is primarily due to increased volume to cover fixed overhead and a product mix that favored our higher priced Fortus systems, which included the introduction of our new Fortus 250mc 3D production system. The increase in gross profit as a percentage of related sales was primarily due to increased growth in our higher-margin Fortus systems and consumables as well as decreased sales of lower-margin systems to HP.

     Gross profit from services increased by 21.2% and 14.9% for the three and nine months ended September 30, 2011, respectively, as compared to the same prior-year periods due to increased growth in system maintenance and RedEye paid parts service sales. Higher sales have a positive impact on gross profit as a large portion of costs associated with our service businesses are fixed.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses were as follows:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2011	2010	period change	2011	2010	period change
Research & development	$3,614	$2,242	61.2%	$10,688	$7,191	48.6%
Selling, general & administrative	10,083	8,404	20.0%	28,738	24,386	17.8%
	$13,697	$10,646	28.7%	$39,426	$31,577	24.9%
Percentage of sales	34.5%	35.2%		35.3%	37.9%

     Research and development expense increased by 61.2% and 48.6% for the three and nine months ended September 30, 2011 as compared to the same prior-year periods. The overall increase was driven primarily by new product initiatives within 3D printing and 3D production systems, including Solidscape, as well as a decrease in research and development expense reimbursements received in connection with our collaborative agreement further discussed below. Capitalized research and development expenditures for the quarter ended September 30, 2011 relating to internally developed software was approximately $273,000 as compared to $287,000 for the same prioryear period. Capitalized software for the nine months ended September 30, 2011 was approximately $897,000 as compared to $915,000 for the same prior-year period.

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

     Due to the success of this initial arrangement, we are continuing this relationship under similar terms and objectives. During the three months ended September 30, 2011 and September 30, 2010, approximately $170,000 and $352,000, respectively, of research and development expenses were offset by payments that we received from that company. During the nine months ended September 30, 2011 and 2011, approximately $509,000 and $889,000 of research and development expenses were offset.

     Selling, general and administrative expenses increased by 20.0% and 17.8% for the three and nine months ended September 30, 2011 as compared to the same prior-year periods. The increase is primarily due to expenses related to the acquisition of Solidscape and increased employee-related expenses.

Operating Income

     Operating income and operating income as a percentage of sales, as well as the percentage changes in operating income, were as follows:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2011	2010	period change	2011	2010	period change
Operating income	$7,857	$4,063	93.4%	$20,114	$7,314	175.0%

Percentage of sales	19.8%	13.4%		18.0%	8.8%

     Operating income increased by $3.8 million, or 93.4%, to $7.9 million in the quarter ended September 30, 2011 as compared with $4.1 million in the same prior-year period. The overall increase in operating income was primarily attributable to increased product sales led by our higher-margin Fortus systems and consumables. Operating income for the nine months ended September 30, 2011 was $20.1 million as compared to $7.3 million in the same prior-year period. This increase was primarily attributable to increased product sales led by our higher-margin Fortus systems and consumables as well as a $5.0 million charge to revenue in the first quarter of 2010 related to the warrant issued to HP in connection with an OEM Agreement.

Other Income

     Other income as a percentage of sales and changes in other income were as follows:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2011	2010	period change	2011	2010	period change
Interest income	$276	$217	27.2%	$698	$596	17.1%
Foreign currency transaction
gains (losses)	(218)	228	195.6%	(430)	(570)	24.6%
Other	755	48	n/a	2,265	42	n/a
	$813	$493	n/a	$2,533	$68	n/a
Percentage of sales	2.0%	1.6%		2.3%	0.1%

     Interest income increased by 27.2% and 17.1% for the three and nine months ended September 30, 2011 and 2010, respectively, compared to the same prior-year periods. The increase is primarily due to a higher effective interest rate of our investment portfolio.

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

     Other income increased by $707,000 for the three months ended September 30, 2011 as compared to the prior-year period due to the gain on the sale of the Jefferson County, Alabama auction rate security that had been impaired in prior years. Other income increased by $2.2 million for the nine months ended September 30, 2011 as compared to the prior-year period due to a gain on the sale of an equity investment that we maintained in an independent online parts quoting service company in the first quarter of 2011 and the sale of the Jefferson County, Alabama ARS.

Income Tax Expense

     Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage changes, were as follows:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2011	2010	period change	2011	2010	period change
Income tax expense	$2,813	$1,381	103.7%	$7,807	$2,318	236.8%

Effective tax rate	32.4%	30.3%		34.5%	31.4%

     The effective tax rate of 32.4% for the quarter ended September 30, 2011 was higher as compared to the 30.3% effective rate for the same prior-year period. The increase is primarily due to a reduction in contingency reserves in 2010 pertaining to positions taken on our 2006 tax return for which the statute of limitations expired. The effective tax rate of 34.5% for the nine months ended September 30, 2011 was higher as compared to the 31.4% effective rate for the same prior-year period due to a favorable tax liability adjustment in 2010 resulting from the disqualifying dispositions of incentive stock options and the reduction in contingency reserves in the third quarter of 2010 as noted above.

Net Income

     Net income and net income as a percentage of sales, as well as the percentage changes in net income, were as follows:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2011	2010	period change	2011	2010	period change
Net income	$5,857	$3,176	84.4%	$14,840	$5,065	193.0%

Percentage of sales	14.8%	10.5%		13.3%	6.1%

     Net income in the current period increased during the three and nine months ended September 30, 2011 as compared to the same prior year periods primarily due to increased product sales, a favorable product mix and a $3.2 million, net of tax, warrant charge in the first quarter of 2010 in connection with an OEM Agreement.

Liquidity and Capital Resources
(unaudited)

     A summary of our consolidated interim statements of cash flows for the nine months ended September 30, 2011 and 2010 are as follows:

(In Thousands)
	2011	2010
Net income	$14,840	$5,065
Deferred income taxes	(210)	-
Depreciation and amortization	7,530	6,796
Stock-based compensation	1,088	932
Excess tax benefit from stock options	(2,563)	-
Fair value of warrant related to OEM agreement	-	4,988
Gain on disposal of property and equipment	(156)	-
Gain on sale of investment	(1,831)	-
Changes in operating assets and liabilities	(5,737)	(3,139)
Net cash provided by operating activities	12,961	14,642

Net cash used in investing activities	(33,122)	(41,981)
Net cash provided by financing activities	7,678	1,822
Effect of exchange rate changes on cash	161	(67)
Net decrease in cash and cash equivalents	(12,322)	(25,584)
Cash and cash equivalents, beginning of period	27,554	48,316
Cash and cash equivalents, end of period	$15,232	$22,732

     Our cash and cash equivalents balance decreased by $12.3 million to $15.2 million at September 30, 2011, from $27.6 million at December 31, 2010. The decrease is primarily due to approximately $39.1 million in cash used for the acquisition of Solidscape during the second quarter of 2011.

     In the nine months ended September 30, 2011, net cash provided by our operating activities was $13.0 million compared to cash provided by operations of $14.6 million during the comparable 2010 period. Our accounts receivable balance increased to $23.8 million at September 30, 2011 from $20.1 million as of December 31, 2010. This increase was principally due to sales growth in the first nine months of 2011 and the acquisition of Solidscape. At September 30, 2011, our inventory balance increased to $22.0 million as compared to $17.9 million at December 31, 2010. This increase was principally due to strong order flow and anticipated sales growth for both systems and consumables and the acquisition of Solidscape.

     Our investing activities used net cash of $33.1 million in first nine months of 2011 as compared to $42.0 million in same prior-year period. In May 2011, we acquired Solidscape, Inc. for $39.1 million in cash plus certain purchase price adjustments. We received net cash of approximately $18.6 million in connection with the purchase, maturity and sale of investments during the first nine months of 2011 as compared to $38.7 million net cash used for the purchase and maturity of investments during the same prior-year period. We used cash of approximately $9.6 million for fixed asset additions in the first nine months of 2011 as compared to $2.3 million in the same prior-year period. Net cash used for payments for intangible assets and other investments, including patents and capitalized software was $3.5 million during the first nine months of 2011 as compared to $1.0 million for the same prior-year period. Much of the capital expenditures in 2011 have been for equipment required by the ongoing needs of our business, including manufacturing facilities and fixtures for new products and consumable manufacturing.

     In the nine months ended September 30, 2011, net cash provided by financing activities of $7.7 million resulted from the proceeds from the exercise of stock options and adjustment to income taxes payable for excess tax benefits from the exercise of stock options.

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

  for new product and materials development; and

  for acquisitions and/or strategic alliances.
     Our total current assets amounted to approximately $75.4 million at September 30, 2011, most of which consisted of cash and cash equivalents, investments, accounts receivable and inventories. Total current liabilities amounted to approximately $27.8 million and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

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

     We hedged between €4.2 million and €4.8 million for the three months ended September 30, 2011 and between €4.0 million and €5.6 million for the nine months ended September 30, 2011 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation gain of approximately $417,000 for the three months ended September 30, 2011 and a loss of approximately $438,000 for the three months ended September 30, 2010. Foreign currency forward contracts resulted in a currency translation loss of approximately $159,000 for the nine months ended September 30, 2011 and a gain of approximately $252,000 for the nine months ended September 30, 2010. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that we recorded.

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

     We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, if we had used different assumptions or if different conditions existed, our financial condition or results of operations could have been materially different. Certain critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our consolidated interim financial statements are described in our Annual Report on Form 10-K for 2010 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. Additional critical accounting policies are set forth below.

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

     We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

     We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. If the carrying value of the reporting unit exceeds its fair value, an additional calculation is done to determine if the goodwill has been impaired. In making that determination, the implied fair value of the reporting unit is allocated to all of the other assets and liabilities including items that may not be recorded on the balance sheet but which have some fair value. An impairment loss would be recognized if the remaining implied fair value after allocation to all other assets and liabilities exceeds the carrying value of the goodwill.

     The evaluation of intangible asset and goodwill impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

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

     These forward-looking statements include the expected increases in net sales of RP, DDM, and 3D printing systems, services and consumables, and our ability to maintain our gross margins on these sales. The forwardlooking statements include projected revenue and income in future quarters; the size of the 3D printing market; our objectives for the marketing and sale of our uPrint and Dimension 3D printers and our Fortus 3D Production Systems, particularly for use in direct digital manufacturing (DDM); the demand for our proprietary consumables; the expansion of our RedEye paid parts service; and our beliefs with respect to the growth in the demand for our products and the impact of our OEM Agreement on sales of our products. They include our plans and objectives to introduce new products, to control expenses, to improve the quality and reliability of our systems, to respond to new or existing competitive products, and to improve profitability. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for 2010 and in our current report on Form 8-K dated May 3, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. These forward-looking statements are based on assumptions, among others, that we will be able to:
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

  successfully operate and grow Solidscape;

  control our operating expenses;

  expand our manufacturing capabilities to meet the expected demand generated by our uPrint, Dimension BST, Dimension SST and Dimension Elite systems, our consumable products and our RedEye paid parts service and sales under our OEM Agreement with HP;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are exclusively in short-term money market and sweep instruments with maturities of less than 90 days and are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in auction rate securities and corporate and municipal bonds that bear interest at rates of 0.4% to 6.4%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

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

     We hedged between €4.2 million and €4.8 million for the three months ended September 30, 2011 and between €4.0 million and €5.6 million for the nine months ended September 30, 2011 of accounts receivable that were denominated in Euros. The foreign currency forward contracts resulted in a currency translation gain of approximately $417,000 for the three months ended September 30, 2011 and a loss of approximately $438,000 for the three months ended September 30, 2010. Foreign currency forward contracts resulted in a currency translation loss of approximately $159,000 for the nine months ended September 30, 2011 and a gain of approximately $252,000 for the nine months ended September 30, 2010. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that we recorded.

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

Item 6. Exhibits

     (a) Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

* The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011	Stratasys, Inc.

	By:	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer