Form 10-Q/A
period 2011-06-30
STRATASYS INC
filed 2012-01-04
CIK 915735

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which was originally filed on August 9, 2011 (the “Original Filing”), is being filed in response to communications from the SEC in connection with a confidential treatment request with respect to Exhibit 10.1, Amendment to Master OEM Agreement between Hewlett-Packard Company and Stratasys, Inc., dated as of October 1st, 2011. Item 6 of Part II of the Original Filing is hereby amended to include a revised redacted version of Exhibit 10.1. We have also set forth in this Amendment updated officer certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934.

By this Amendment we have not amended, except as described above, or updated any information contained in the Original Filing, and this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing.

PART II OTHER INFORMATION

Item 6. Exhibits

     (a) Exhibits.

10.1	Amendment to Master OEM Agreement between Hewlett-Packard Company and Stratasys, Inc., dated as of October 1st, 2011. * **

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).**

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).**

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350. †

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350. †

*Portions of this exhibit are omitted and have been filed separately with the Secretary of the SEC pursuant to our application requesting confidential treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934.

**Copies of these exhibits are included in Amendment No. 1 to the Quarterly Report on Form 10-Q filed with the SEC on January 4, 2012.

†Copies of these exhibits are included in the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 2, 2011	Stratasys, Inc.

	By:	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer