Form 10-K
period 2011-12-31
STRATASYS INC
filed 2012-03-12
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ √ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes [   ]  No [ √ ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]  No [ √ ]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ √ ] No [   ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes [ √ ] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ √ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ √ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
     (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ √ ]

     The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, was approximately $682,000,000. On such date, the closing price of the Registrant’s Common Stock, as quoted on the Nasdaq Global Select Market was $33.70.

     The registrant had 21,287,065 shares of common stock outstanding as of March 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the registrant’s Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

PART I

Item 1. Business.

General Development of Business

     Stratasys, Inc. is a worldwide leading manufacturer of three-dimensional (“3D”) printers and 3D production systems for the office-based rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) markets. Our 3D printers and 3D production systems provide 3D computer-aided design (“CAD”) users a fast, office-friendly, and low-cost alternative for building functional 3D parts. We develop, manufacture and sell a broad product line of 3D printers and 3D production systems (and related proprietary consumable materials) that create physical parts from CAD designs. We also offer rapid prototyping and production part manufacturing services through our centers located in North America, Europe and Australia. As of December 31, 2011, we hold more than 350 granted or pending additive fabrication patents globally. Stratasys’ products are used in the aerospace, defense, automotive, medical, business and industrial equipment, education, jewelry, architecture, dental, and consumer-products markets.

     We were incorporated in Delaware in 1989 and our executive offices are located in Eden Prairie, Minnesota. Most of our systems are based on our core patented fused deposition modeling (“FDM®”) technology and on our patented Genisys® technology, which we purchased from IBM in 1994. We sold our first commercial product in April 1992, and in February 2002, we introduced the first 3D printer in our Dimension® product line. The Dimension line offers modeling capabilities in durable ABS plastic using a desktop 3D printer platform. In May 2007, we began offering high-performance systems that were specifically designed for DDM, which is the production of end use parts and tools used in fabrication and assembly. Other recent significant developments in our business are set forth below:

  In May 2011, we acquired Solidscape, Inc. for $39.1 million in cash. Solidscape is a manufacturer of high precision 3D printers and is a proven leader in investment casting applications that require ultra-fine feature detail. This addition provides us with access to markets that we did not previously serve, including the under-penetrated jewelry, dental and precision industrial casting markets. We believe this acquisition provides the potential to expand our technology platform into new applications and will create synergies, particularly in our respective sales channels, manufacturing, and research and development.

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

  In September 2011, we completed the initial term of a Master Original Equipment Manufacturer Agreement (the “OEM Agreement”) with Hewlett-Packard Company (“HP”), and are now in an extension term, which currently expires September 30, 2012. Under the OEM Agreement, we are manufacturing a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP DesignJet brand in certain countries. The OEM Agreement now includes Austria, Switzerland and Ireland in addition to France, Germany, Italy, Spain and the United Kingdom. We believe this distribution channel continues to be a valuable approach to increase sales and enhance awareness of 3D printing.

  In December 2011, we extended our collaborative agreement with a Fortune 500 global manufacturing company to develop new platforms for DDM applications. Due to the success of this arrangement, we are continuing this relationship under similar terms and objectives and have received a purchase order for $1.9 million expected to be fulfilled in 2012. In 2011, 2010 and 2009, we offset approximately $0.7 million, $1.2 million and $2.2 million, respectively, of R&D expenses with monies received from this customer. As a result of prior collaborations with this Fortune 500 company, we had a commercial release of the Fortus 900mc in August 2008, which has the largest build envelop in our current product line.

  In July 2011, we introduced our newest ABS-ESD7 part build material. ABS-ESD7 is a thermoplastic with static dissipative properties for applications where a static charge can damage products, impair their performance or cause an explosion. This makes ABS-ESD7 ideal for DDM applications and is most widely used to create jigs and fixtures for the assembly of electronic components, but it is also useful for building functional prototypes of fuel storage and delivery products, as well as cases, enclosures and packaging. ABS-ESD7 also eliminates another common static electricity problem: the attraction and buildup of particulate, such as dust or powders, which can degrade product performance.

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

  In February 2012, RedEye obtained AS9100C certification. AS9100 is the quality management system for the aviation, space, and defense industries. AS9100 fully incorporates ISO 9001:2008 while adding nearly 100 additional requirements specific to quality and safety for aerospace. We believe that AS9100C certification in RedEye will help us expand our services’ applicability to DDM in the aerospace and defense markets.

  In December 2010, we purchased a 90,000 square foot facility that will be used to expand production capacity for machines and consumables, as well as streamline and consolidate warehousing and shipping operations. Initial improvements to the facility were made and a portion of the building was occupied in July 2011.

Description of Business

     We develop, manufacture, market, and service a family of 3D printers and 3D production systems that enable design and manufacturing engineers to create physical models, parts, tooling and prototypes out of plastic and other materials directly from a CAD workstation. Our high-performance RP systems are used both to create prototype models as well as produce parts for end-user, or DDM, applications. Our 3D printers and 3D production systems can be used in office environments without expensive facility modification. In many industries, the models and prototypes required for product development are produced laboriously by hand-sculpting or machining, a traditional process that can take days or weeks. Our computerized modeling systems use our proprietary technology to make models and prototypes as well as end-use parts directly from a designer’s 3D CAD file in a matter of hours. This can eliminate machining and tooling costs and allows for inexpensive design changes. In addition to selling high-performance RP systems and 3D printers, our RedEye paid parts service makes and sells physical models, tooling, prototypes and parts for RP and DDM applications based on the customers’ CAD files.

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

  minimal system set up

  the availability of a variety of thermoplastic materials

  modeling in product-grade plastics for functional testing

  no need for costly replacement lasers and laser parts

  higher reliability

     Our systems can also run virtually unattended, producing models while designers perform other tasks.

     The process involved in the development of a 3D model using our FDM systems begins with the creation of a 3D geometric design on a CAD workstation. The design is then imported into our proprietary software program, which mathematically slices the CAD design into horizontal layers that are automatically downloaded into the system. A spool of thin thermoplastic modeling material feeds into a moving FDM extrusion head, which heats the material to a semi-liquid state. This semi-liquid material is extruded, deposited and bonded, one ultra-thin layer at a time, on a base (the “X-Y Stage”) in a thermally-controlled modeling chamber. As the material is directed into place by the computer-controlled head, layer upon layer, the material bonds and solidifies, creating a precise and strong model.

     Our Solidscape 3D printing technology uses a Drop-on-Demand (“DoD”) thermoplastic ink-jetting technology to produce wax-like patterns for lost-wax casting/investment casting and mold making applications. The process begins with the creation of a 3D geometric design on a CAD workstation. The CAD file is then input into the 3D printer using Solidscape proprietary graphical front-end software, ModelWorks®. The 3D printer creates solid 3D parts through an additive, layer-by-layer process, using patent-protected, DoD thermoplastic ink-jetting technology and high-precision milling of each layer. The parts produced are extremely high resolution with precise details and fine surface finish.

     Based upon data and estimates furnished in the 2011 Wohlers Report, through 2010 we shipped approximately 38% of all industrial RP systems sold worldwide since 1996. The 2011 Wohlers Report also states that we sold 42% of all industrial RP systems sold globally in 2010.

Applications for 3D Production Systems and 3D Printers

     Both 3D production systems and 3D printers allow for the physical modeling of a design using a special class of machine technology. These systems take data created from CAD files, CT and MRI scan data, or 3D digitized data to quickly produce models, using an additive approach. Traditionally, RP and 3D printing have been used by organizations to accelerate product development. Many companies use RP and 3D printing models to test form, fit and function to help improve the time to market.

     Frequently, users report rapid pay-back times from using RP and 3D printing, as they accelerate their product development cycle and reduce post-design flaws through more extensive design verification and testing.

     DDM involves the use of our systems for the direct manufacture of parts that are subsequently incorporated into the user’s end product or process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turn-around, and for which tooling would not be appropriate due to small volumes. For example, customers produce parts for high-end, specialized vehicles or parts that are subsequently used in the assembly of their unique products. Our Fortus 360mc, 400mc, 900mc and Solidscape systems are well suited for these types of applications.

     An emerging portion of the DDM market segment is the production of manufacturing tools that aid in the customer’s production and assembly process. We believe this fabrication and assembly tool market is substantially larger than the $1.1 billion additive fabrication market that we currently serve. In addition, we have seen a growing number of applications for end-use parts.

We have shipped over 22,000 systems since our inception. A wide variety of design and manufacturing organizations use our systems. Current markets and applications include:

Aerospace Automotive Consumer Products Direct digital manufacturing of custom parts Electronics	Architecture Business Machines Defense Educational Institutions Fixtures

Jewelry Heavy Equipment Medical Systems Tooling	Medical Analysis Mold Making Dental

     Additional future applications may include:
Aerospace and automotive spare parts Aerospace ground support equipment Free-form graphic design	Gaming, art and animation Secondary tooling Unmanned air and robotic systems

     Among the medical applications, rapid prototyping is being used to produce accurate models of internal organs, bones and skulls for pre-operative evaluations and for modeling of prostheses. In such uses, our RP systems serve as a peripheral device for CT and MRI devices.

Products

     3D Production Systems and 3D Printers

     We have been developing, enhancing and expanding our high-performance systems and 3D printers since our inception in 1989. We have improved both the speed and the accuracy of our high-performance Fortus systems, expanded their build envelopes, introduced a number of new modeling materials and developed and introduced a low-cost 3D printer. We have also enhanced and upgraded the software that our systems use to read CAD files and build parts. In May 2011, we acquired Solidscape whose 3D printers use DoD thermoplastic ink-jetting technology and high-precision milling produces extremely high resolution parts with precise details and fine surface finish.

     Each of our products is based upon either our patented FDM process, Solidscape DoD thermoplastic ink-jetting technology or technology acquired from IBM. Our products are sold as integrated systems, consisting of an RP machine, the software to convert the CAD designs into a machine compatible format and modeling and support materials. Each of our products is compatible with an office environment and does not require an operator to be present while it is running.

     Our family of 3D printers and high-performance systems affords a customer’s product development team, including engineers, designers and managers, the ability to create prototypes through all stages of the development cycle. Our products meet the needs of a demanding and diverse industrial base by offering a wide range of capability and price from which to choose. The domestic end user list prices of our systems range from $13,900 for the uPrint Personal 3D Printer to $379,900 for our high performance Fortus 900mc.

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

     The Fortus 400mc was introduced in July 2007 and allowed for an increase in repeatability, part accuracy and material strength. In addition, in January 2008, we introduced the Fortus 360mc, which offers similar part quality to the Fortus 400mc, but fewer material choices and slower build speeds. Both of these systems can be configured to meet specific customer needs. The InSight software used by our Fortus systems offers the customer an array of features that is more flexible than Catalyst EX, ranging from a fully automated build process to one that allows the user to customize each step. Domestic end user prices for these systems range from of $85,900 to $258,900 depending on the configuration and needs of the customer.

     In December 2007, we introduced the Fortus 900mc, which represents our largest system ever. It is capable of building parts measuring 4.5 feet diagonally, nine times larger volumetrically than parts built by the Fortus 400mc. The Fortus 900mc uses ball-screw technology, which improves part accuracy, positional repeatability and tolerances. This product is the direct result of a $3.6 million development contract from a Fortune 500 global manufacturing company entered into in September 2005 to advance our proprietary FDM® technology for direct digital manufacturing applications.

     Our 3D printers and 3D production systems incorporate our WaterWorks soluble support system. The patented WaterWorks process allows for the easy removal of supports from a completed prototype by simple immersion into a water-based solution. Because our support materials dissolve in a solution, many post-processing steps required in our competitors’ systems are not required with our systems.

     Our Solidscape line of 3D printers incorporates ModelWorks software and printing technology, ideal for small parts and assemblies used in personal consumer electronics such as mobile phones, pagers, MP3 players; biomedical products such as biocompatible implants, dental prosthetics, orthodontic appliances, toys, medical research, orthopedics; and jewelry products such as investment cast fine jewelry, spin cast and plated fashion jewelry. The R66Plus is the entry point to the Solidscape line of 3D printers and is most often used by custom retail jewelers to produce high quality fully castable wax masters for intricate jewelry designs. The T76PLUS is ideal for traditional manufacturers, larger custom retailers and high volume service bureaus. This system is also capable of producing high quality, fully castable wax masters for intricate designs. The D76PLUS is ideal for medium sized dental laboratories and is used to produce high quality castable and pressable dental restorations. The end user list prices of our Solidscape 3D printers range from $30,650 to $45,650.

     We periodically discontinue manufacturing older products. We discontinued the Prodigy Plus system in 2007, the Vantage and Titan systems during 2008, and the BST 768, SST 768, Fortus 200mc and Maxum systems during 2009. Although we have discontinued the manufacture of these systems, we continue to provide service support in the field and offer next generation systems in those categories.

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

     Currently, we have ten part build materials in multiple colors commercially available for use with our FDM technology:

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

  ULTEM 9085™ is a strong, light weight, flame and chemically resistant thermoplastic material that is frequently used in aerospace, automotive and military applications.

  ABS-ESD7 (our newest material) is an ABS thermoplastic with static dissipative properties for applications where a static charge can damage products, impair their performance or cause an explosion. Most widely used to create jigs and fixtures for the assembly of electronic components, it is also useful for building functional prototypes of fuel storage and delivery products, as well as cases, enclosures and packaging.

     Our Solidscape 3D materials are non-toxic thermoplastic materials featuring excellent lost wax casting qualities, including fast melt out, no ash or residue and no thermal expansion. Currently, we have three modeling materials commercially available for use with our Solidscape technology:

  Indura®Cast is a thermalpolyester formula that completely vaporizes during burnout, leaving no ash residue, resulting in highly accurate casting. The resulting models accurately retain the finest details, greatly reducing the time needed for post processing refinement.

  plusCast™ is a thermalpolyester formula developed to help retail jewelers and manufacturers meet the market demand for finished goods using less precious materials. Test results indicate it to be up to 30% stronger than InduraCast and the increased durability enables designers to incorporate even more intricate details with thinner walls into their work to produce lighter weight finished jewelry.

  DentaCast® is a thermalpolyester material formulated to deliver high casting yields for dental applications.

     In addition to the modeling materials, support material is used during the build process. Our proprietary water-soluble support material, WaterWorks, is dissolved from the finished part after the FDM build process in our automatic WaveWash system, which was introduced in 2010. We also offer a soluble support material called SR-30, which can dissolve 69% faster than the previous soluble support material. Other proprietary support materials that are removed from the final model by hand are also available.

     Our Solidscape 3D printing systems use Indura®Fill material to automatically generate a support structure for the model during the build process. This saves the CAD designer the time and effort of configuring supports. After the printing is complete, the InduraFill material dissolves away in a liquid solution.

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

     Our InSight preprocessing software is used on our Fortus products – Fortus 250mc, 360mc, 400mc, and 900mc. It increases build speed and improves the design engineer’s control and efficiency over the entire build process. It has a broad set of features that facilitate demanding applications ranging from a single “push button” for automatic preprocessing to individual editing and manipulation tools for each process step.

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

     Our Solidscape systems employ ModelWorks software that has a familiar Windows interface. ModelWorks permits selection of desired resolution and allows setup of variable slice thicknesses supported in the same model or pattern. ModelWorks also automatically generates the model support structure as well as the positioning and orientation on the build plate. Click-It® software controls the material deposition (Drop on Demand) utilizing the proprietary Smooth Curvature Printing technology, which enables the printers to deliver the high precision.

Services

     Maintenance, Leasing, Training and Contract Engineering

     We also provide a number of services in relation to our rapid prototyping business. We provide maintenance to our customers directly or through third-party service organizations under standard warranty contracts and separate maintenance contracts. In the United States, we lease or rent 3D printers and 3D production systems to customers that may not be interested in purchasing a printer. We offer training to our customers, particularly on our high-performance systems. We also offer contract engineering services to third parties in connection with the strategic development and use of our systems and services by incorporating our proprietary technology.

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

Marketing, Distribution and Customers

     Marketing and Customers

     The focus of our marketing begins with the identification of customer needs. We feature a broad array of products that allow us to meet the precise needs of engineers, designers, educators, marketers and manufacturers. Our products range from uPrint, with a domestic end user price of $13,900, to a high productivity Fortus 900mc, priced domestically up to $379,900. We currently offer twelve systems, excluding the HP branded printers, between these price points, that meet diverse material, size and performance criteria.

We have sold systems to the following representative customers:

Boeing BMW Cessna Aircraft Dell Ford Motor Company Graco Harley Davidson Hewlett Packard Honda General Electric	Hyundai Intel Lego Lever Lockheed Martin Medtronic-Sofamar Danek Mitsubishi Electronics NASA Nike David Yurman	Pioneer Speaker St. Jude Medical Toro Toyota University of Texas University of Wisconsin – Madison US Army Depots US Navy Fleet Readiness Center Xerox Dolce & Gabbana

     No customer accounted for more than 10% of sales in 2011, 2010, or 2009.

We use a variety of tactical marketing methods to reach potential customers:

Web-based marketing Trade magazine articles Brochures Websites Internet blogs Press releases Industry associations	Print advertisements Direct mailings Trade show demonstrations Social media Broadcast e-mail Webinars Internet search engines

     In addition, we have developed domestic and international on-site demonstration capabilities.

     Sales Field Structure

     Our sales organization uses a reseller network and is divided into two groups based on geographical areas. The Americas sales organization covers North, Latin American and the International sales organization covers all other areas of the world. This structure allows us to align our sales and marketing resources with our diverse customer base and, specifically in the United States, provides more than three times the sales support for high-end systems compared to a direct sales channel.

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

International Sales Organization

     The International sales organization uses a network of more than 100 resellers to market, sell, and service our 3D printers and Fortus 3D Production Systems. Our International sales organization supports all major regions of the world outside of the Americas including Europe, the Middle East, Korea, Taiwan, Japan, and China. We also operate international sales and service centers in Frankfurt, Germany; Genoa, Italy; Bangalore, India; and Hong Kong.

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

     In September 2011, we completed the initial term of a Master Original Equipment Manufacturer Agreement (the “OEM Agreement”) with Hewlett-Packard Company (“HP”), and are now in an extension term, which currently expires September 30, 2012. Under the OEM agreement we are developing and manufacturing a line of FDM 3D printers and related accessories and consumables exclusively for HP for resale under the HP brand in France, Germany, Italy, Spain, the United Kingdom, Austria, Switzerland and Ireland. In March of 2010, we delivered our first shipment of 3D printers to HP under this OEM Agreement. In April of 2010, HP launched our support removal system and the WaveWash system in those countries under the HP brand name, HP Designjet 3D Removal System.

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

     RedEye Paid Parts

     In 2006, we established a dedicated sales channel to offer our RedEye paid parts services through our RedEye on Demand instant Internet quoting system. This team is responsible for growing our paid parts service and nurturing customers who have RP and DDM part needs. Our objective is to ensure that the customer has a favorable experience when solving their internal part requirements. Besides a commitment to customer satisfaction, an essential objective of this operation is to increase the number of quality FDM parts in the marketplace, which, in turn, we believe will also support the expansion of our system sales. In 2007, we launched software that enabled instant part quoting via RedEye RPM, later rebranded as RedEye on Demand, in both Europe and Australia.

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

     Customer Support

     Our Customer Support department provides on-site system installation and maintenance services and remote technical support to users of our products. We offer services on a time and materials basis as well as through a number of post-warranty maintenance contracts with varying levels of support and pricing. Our domestic customers can use a toll-free telephone number to request technical assistance, schedule service visits, order parts and supplies, or directly contact a manager within the Customer Support department. Our help desk provides technical support via phone, fax, and e-mail to international customers, resellers, and our field service personnel.

     The uPrint maintenance and servicing is performed by a third-party service organization or selected resellers in certain international locations. For our high performance systems, we employ a field service organization and third-party service organizations that perform system installation, basic operation and maintenance training, and a full range of maintenance and repair services at customer sites. Field representatives have been trained and certified to service all of our products. Representatives are strategically located in regional offices across North America. They have secure remote access to a customer service database containing service history and technical documentation to aid in troubleshooting and repairing systems.

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

     Warranty and Service

     We offer a one-year warranty on Fortus 3D production systems and uPrint systems worldwide. In addition we offer a one-year warranty on all other systems sold internationally and systems sold into the education market domestically. All other domestically sold systems have a 90-day warranty. We also offer annual and multiple-year service and maintenance contracts for our systems. Service contracts for our systems have a domestic end user price from approximately $2,000 to $49,000 per year.

Manufacturing

     Our manufacturing process consists of assembling systems using purchased components from our proprietary designs and producing proprietary consumable filament to be used by our systems. We currently operate on a build-to-forecast basis and obtain all parts used in the manufacturing process either from distributors of standard electrical or mechanical parts or from custom fabricators of our proprietary designs. Our suppliers are measured by on-time performance and quality.

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

Research, Development and Engineering

     We believe that ongoing research, development and engineering efforts are essential to our continued success. Accordingly, our engineering development efforts will continue to focus on customer requested enhancements, improvements to the FDM technology and development of new modeling processes, materials, software, user applications and products. We have devoted significant time and resources to the development of a universally compatible and user-friendly software system. We are committed to designing products using the principles of Six Sigma. We continue to standardize our product platforms, leveraging each new design so that it will result in multiple product offerings that are developed faster and at reduced expense. The Fortus, 250mc, 360mc, 400mc, 900mc, Dimension, and uPrint products as well as the Catalyst EX and InSight software products are examples of this successful strategic initiative. For the years ended December 31, 2011, 2010 and 2009, our research, development and engineering expenses were approximately $14.4 million, $9.8 million and $7.7 million, respectively.

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

Intellectual Property

     We consider our proprietary technology to be material to the development, manufacturing, and sale of our products and services and seek to protect our technology through a combination of patents and confidentiality agreements with our employees and third parties. All patents and patent applications for rapid prototyping processes and apparatuses associated with the Stratasys FDM technology have been assigned to us by their inventors. As part of our purchase of rapid prototyping technology assets from IBM, we were also assigned the rights and title to several patents developed by IBM. We recorded these patents domestically and in certain foreign countries. The United States patents covering our proprietary technology will expire at various times through 2030. In total, we currently own over 255 FDM-related U.S. and international patents and patent applications, and we have been assigned rights under an additional 45 UV polymer-based U.S. patents.

Our registered trademarks include:

Stratasys Stratasys, Inc. Shell Design QuickSlice Xpress 3D InduraCast ModelWorks D76PLUS	Dimension BST uPrint Build FDM Fortus Ecoworks DentaCast Click-It R66PLUS	Dimension SST Catalyst Dimension Redeye WaveWash Solidscape T76PLUS

     Other trademarks include:

FDM Maxum BASS InSight Fortus 200mc Fortus 250mc FDM Team FDM Technology Finishing Touch Fused Deposition Modeling	FDM Titan WaterWorks Touchworks Fortus 360mc Prodigy Ready Part Print Pack plusCast	FDM Quantum SMART Supports Fortus 900mc Fortus 400mc uPrint SE Dimension Elite Make it Real SCP Technology

     Each of the registered trademarks has a duration of 10 years and may be renewed every 10 years while it is in use. Trademark applications have also been filed in Japan, the European Community, China, the Republic of Korea, Canada, and Hong Kong.

We have also registered a number of Internet domain names, including the following:

Stratasys.com BuildFDM.com 3Dprinter.com Paidparts.com uprint3dprinting.com	Dimensionprinting.com 3D-fax.com Stratasysdimension.com Xpress3D.com Solid-scape.com	RedEyeRPM.com DimensionDirect.com Fortus.com RedEyeonDemand.com

Backlog

     Our total backlog of system orders at December 31, 2011 was approximately $12.5 million, as compared with approximately $8.6 million at December 31, 2010. We estimate that most of our backlog will ship by the end of first quarter of 2012.

Seasonality

     Historically, our results of operations have been subject to seasonal factors. Stronger demand for our products has occurred in our fourth quarter primarily due to our customers’ capital expenditure budget cycles and our sales compensation incentive programs. Our first and third quarters have historically been our weakest quarters for overall unit demand. Although the first quarter has had higher volumes in recent years from the successful introduction of new products, it is typically a slow quarter for capital expenditures in general. The third quarter is typically when we see our largest volume of educational related sales, which normally qualify for special discounts as part of our long-term market penetration strategy.

Competition

     We compete in a marketplace that is still primarily using conventional methods of model-making and prototype development. We believe that there is currently no other producer of industrial 3D modeling devices that uses a single-step, non-toxic technology similar to our FDM technology. Most of the commercial 3D printing and other RP systems manufactured by our competitors involve additional post-processing steps, such as curing the part after construction of the model or prototype. In addition, our FDM technology does not rely on the laser or light technology used by other commercial manufacturers in the RP industry.

     Our competitors employ a number of different technologies in their RP devices. 3D Systems and CMET use stereo lithography (“SLA”) in their products. 3D Systems and EOS GmbH produce machines that use selective laser sintering (“SLS”) to harden powdered material. Z Corp. uses inkjet technology to bond powdered materials such as starch. 3D Systems and Objet Geometries have developed prototyping systems that use inkjet technology to deposit resin material layer by layer. A smoothing or milling process is often required between each deposited layer to maintain accuracy in these processes, which reduces material yields. Envisiontec utilizes a photopolymer mask and a light process to build models and Solido uses a plastic sheet lamination technique. In a new hobbyist market, we have also seen companies develop systems that are based on basic, early-stage, open-source technology but which lack the sophisticated system controls needed for the professional market. We believe that our FDM and Solidscape systems have important advantages over our competitors’ products. These advantages include:

  the ability to be used in an office environment

  the availability to use multiple production-grade modeling materials a one-step automated modeling process

  low acquisition price

  ease of use

  automatic hands free support removal

  higher reliability

     Based on data and estimates presented in the 2011 Wohlers Report, in 2010 we shipped more commercial units globally than any other company in the RP industry, and we were the second largest in terms of revenue. The 2011 Wohlers Report also states that we sold 42% of all industrial RP systems sold globally in 2010. We believe that this trend continued in 2011 as well.

Employees

     As of March 1, 2012, we had 530 full-time employees and contractors or temporary employees globally. While we have separate internal departments, such as manufacturing, marketing, engineering and sales, many employees perform overlapping functions within the organization. No employee is represented by a union, and we have not experienced any work stoppages. We believe our employee relations are good.

Governmental Regulation

     We are subject to various local, state and federal laws, regulations and agencies that affect businesses generally. These include:

  regulations promulgated by federal and state environmental and health agencies the federal Occupational Safety and Health Administration

  the U.S. Foreign Corrupt Practices Act

  laws pertaining to the hiring, treatment, safety and discharge of employees export control regulations for U.S. made products

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

Hewlett-Packard may not expand distribution under our OEM Agreement beyond its current territory of eight European countries, and the OEM Agreement may not continue beyond its current term ending on September 30, 2012.

     Our Agreement with HP has a current term that ends on September 30, 2012, and has an initial territory of eight European countries. There can be no assurance that HP will expand the territory in which they sell our 3D printers and other products. Furthermore, even though the OEM Agreement will automatically be renewed for one-year terms unless either party terminates it on advance written notice, there can be no assurance that the OEM Agreement will continue beyond its initial term or any renewal term. If HP does not expand the territory or the Agreement is terminated, we will not achieve the anticipated benefits of entering into the OEM Agreement, which include substantial additional revenue and profits as well as validation of our products in the market place.

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

     We perform the final assembly of our 3D printers and high-performance systems and we manufacture our filament at our facilities in Eden Prairie, Minnesota. Our Solidscape subsidiary manufactures its 3D printers at a single facility in Merrimack, New Hampshire. If the operations of any of these facilities is disrupted, we would be unable to fulfill customer orders for the period of the disruption. We would not be able to recognize revenue on orders that we could not ship, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume product shipments. Such a disruption could have a material adverse effect on our revenue, results of operations and earnings.

We own most of our manufacturing and office facilities, which may limit our ability to move our operations. If we were to move some of all of our operations, we could incur unforeseen charges.

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

A loss of a significant number of our resellers would impair our ability to sell and service our products and could result in a reduction of sales and net income.

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

     Although we perform extensive patent and trademark searches, we may be subject to intellectual property infringement claims from individuals, vendors and other companies who have acquired or developed patents in the fields of 3D printing or consumable production for purposes of developing competing products or for the sole purpose of asserting claims against us. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may prohibit or otherwise impair our ability to commercialize new or existing products. If we are unable to effectively defend our processes, our market share, sales and profitability could be adversely impacted.

As our patents expire, additional competitors using our technology could enter the market, which could require us to reduce our prices and result in a reduction of our market share. Competitors’ introduction of lower quality products using our technology could also negatively affect the reputation and image of our products in the marketplace.

     The initial patents for our technology began expiring in 2011. Upon expiration of those patents, our competitors may introduce products using the same technology as ours that have lower prices than those for our products. To compete, we may need to reduce our prices, which would adversely affect our revenues, margins and profitability. Additionally, the expiration of our patents could reduce barriers to entry into the market for additive fabrication systems, which could result in the reduction of our market share and earnings potential. If competitors using our technology were to introduce products of inferior quality, our potential customers may view our products negatively, which would have an adverse effect on our image and reputation and on our ability to compete with systems using other additive fabrication technologies.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

     As of December 31, 2011, the book value of our goodwill was approximately $25.4 million, most of which was recorded as a result of our acquisition of Solidscape. Accounting rules require us to take a charge against our earnings to the extent that goodwill is impaired. Accordingly, market conditions or other factors related to our performance could result in a material impairment of our goodwill and attendant charge against our earnings, which could have a material adverse effect on our results of operations.

If our intangible assets become impaired, we may be required to record a significant charge to earnings.

     As of December 31, 2011, the net book value of our other intangible assets was approximately $25.3 million. Accounting rules require us to take a charge against our earnings to the extent that any of these intangible assets were to be impaired. Accordingly, invalidation of our patents, trademarks or other intellectual property or the impairment of other intangible assets due to litigation, obsolescence, competitive factors or other reasons could result in a material charge against our earnings and have a material adverse effect on our results of operations.

If our investments become impaired, we may be required to record a significant charge to earnings.

     Our investments include one tax-free auction rate security and municipal government bonds and commercial bonds. Given the current volatility in interest rates and the potential impact of higher interest rates on the issuers of these securities, a significant increase in interest rates could impair the ability of one or more issuers to pay interest on, or principal of, these obligations. Defaults by these issuers or their insurers could cause an impairment of the value of our investments, resulting in a charge against our earnings. Any such charge could have a material adverse effect on our results of operations.

Estimating our income tax rate is complex and subject to uncertainty.

     The computation of income tax expense (benefit) is complex because it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under accounting principles generally accepted in the United States. Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate for the year, which includes forward looking financial projections. Such financial projections are based on numerous assumptions, including the expectations of profit and loss by jurisdiction. It is difficult to accurately forecast various items that make up the projections, and such items may be treated as discrete accounting. Examples of items that could cause variability in our income tax rate include our mix of income by jurisdiction, tax deductions for stock option expense, the application of transfer pricing rules, and tax audits. Future events, such as changes in our business and the tax law in the jurisdictions where we do business, could also affect our rate. For these reasons, our global tax rate may be materially different than our estimate.

If we do not generate sufficient future taxable income, we may be required to recognize deferred tax asset valuation allowances.

     The value of our deferred tax assets depends, in part, on our ability to use them to offset taxable income in future years. If we are unable to generate sufficient future taxable income in the U.S. and certain other jurisdictions, or if there are significant changes in tax laws or the tax rates or the period within which the underlying temporary differences become taxable or deductible, we could be required to record valuation allowances against our deferred tax assets. Such allowances would result in an increase in our effective tax rate and have a negative impact on our operating results. If our estimated future taxable income is increased, the valuation allowances for deferred tax assets may be reduced. These changes may also contribute to the volatility of our financial results.

We operate a global business that exposes us to additional risks.

     Our sales outside of the United States accounted for approximately 47% of our consolidated net sales in 2011. We continue to expand into international markets. The future growth and profitability of our foreign markets are subject to a variety of risks and uncertainties. Any of the following factors could adversely affect our sales to customers located outside of the United States:

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

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.

     We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that our affiliated entities or our respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 and the U.K. Bribery Act of 2010, as well as trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business.

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

     From time to time, accounts receivable balances have been concentrated with certain resellers. Default by one or more of these resellers or customers could result in a significant charge against our current reported earnings. We have reviewed our policies that govern credit and collections, and will continue to monitor them in light of current payment status and economic conditions. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify resellers that are credit risks could result in defaults at a time when such resellers have high accounts receivable balances with us. Such a default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

If we are unable to retain our key operating personnel and attract additional skilled operating personnel, our development of new products will be delayed and our personnel costs will increase.

     Our growth plans require us to retain key employees in, and to hire additional skilled employees for, our operating departments, such as engineering and software development, to enhance existing products and develop new products. Our inability to retain and hire key engineers and other employees could delay our development and introduction of new products, which would adversely affect our revenues. In addition, a possible shortage of such personnel in the Minneapolis or New Hampshire regions could require us to pay more to retain and hire key employees, thereby increasing our costs.

Our common stock price has been and may continue to be highly volatile.

     During 2011, our common stock traded at prices ranging between $18.00 and $55.43. Factors that we believe have caused or may cause this volatility include, among other things:

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

  the employment and termination of key personnel; and

  sales or purchases of our common stock by our Company or by our executive officers or directors

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

     Our management has determined, and our independent registered public accounting firm has concluded in its audit, that our internal controls over financial reporting were effective as of December 31, 2011. However, our evaluation did not include the internal controls related to the acquisition of Solidscape, Inc. that occurred on May 3, 2011. Total assets and net sales related to this acquisition represent 21.4% and 5.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. Thus, we cannot assure you that we or our independent registered accounting firm will not identify a material weakness in our internal controls or the internal controls of our Solidscape subsidiary in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

As part of our growth strategy, we may acquire or make investments in other businesses, patents, technologies, products or services, and our failure to do so successfully may adversely affect our competitive position or financial results.

     We have made and expect to continue to make acquisitions or investments to expand our suite of products and services. Our growth could be hampered if we are unable to identify suitable acquisitions and investments or agree on the terms of any such acquisition or investment. We may not be able to consummate any such transaction if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost. If we are not able to complete such acquisitions and successfully integrate them, or to complete investments and successfully realize their intended benefits, our competitive position may suffer, which could have adverse impacts on our revenues, revenue growth and results of operations.

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

     In November 2005, we purchased an additional 91,800 square foot manufacturing facility for approximately $5.1 million. By the end of 2008, we had substantially completed the improvements needed to make this facility suitable for our specific usage and had spent approximately $3.3 million. This facility is used for R&D, filament manufacturing, and administrative, marketing and sales activities and is adjacent to our system manufacturing facility in Eden Prairie, Minnesota.

     In December 2010, we purchased an additional 90,000 square foot manufacturing facility for approximately $3.0 million. This facility is located in Eden Prairie, Minnesota and will be used to expand production capacity for machines and consumables, as well as streamline and consolidate warehousing and shipping operations. Initial improvements to the facility were made and a portion of the building was occupied in July 2011.

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

     Solidscape occupies a 28,590 square foot facility in Merrimack, New Hampshire that is under a lease that expires in August 2013. We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at this facility.

     We occupy a 7,583 square foot North American sales office in Rancho Cucamonga, California under a lease that expires in July 2016. We are also responsible for real estate taxes, insurance, utilities, trash removal, and maintenance expenses at this facility.

     We have four international sales and service offices under lease. Our German subsidiary leases 16,081 square feet of space in Frankfurt, Germany under a lease that expires in June 2016. Our Italian subsidiary leases 6,857 square feet in Genoa, Italy, under a lease that expires in August 2016. We occupy a 30 square foot sales office located in Hong Kong under a lease that expires in March 2012. We have approximately 1,800 square feet, which is used for a sales office, in Bangalore, India, under a lease that expires in January 2014.

Item 3. Legal Proceedings.

     We are party to various legal proceedings, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company’s financial position.

Item 4. Mine Safety Disclosures

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our common stock is traded on the Nasdaq Global Select Market under the symbol SSYS.

     The following table sets forth the high and low closing sale prices of our common stock for each quarter from January 1, 2010 through the fiscal year ended December 31, 2011 reported on the Nasdaq Global Select Market.

	High	Low
	Closing Sale Prices
Fiscal Year Ended December 31, 2010
January 1, 2010 – March 31, 2010	$30.11	$17.35
April 1, 2010 – June 30, 2010	27.40	21.79
July 1, 2010 – September 30, 2010	27.84	20.81
October 1, 2010 – December 31, 2010	34.87	26.48

Fiscal Year Ended December 31, 2011
January 1, 2011 – March 31, 2011	$49.59	$32.50
April 1, 2011 – June 30, 2011	55.43	30.21
July 1, 2011 – September 30, 2011	39.34	18.54
October 1, 2011 – December 31, 2011	31.84	18.00

     There were approximately 80 record and 11,919 beneficial owners of our common stock as of March 1, 2012.

Dividends

     We have not paid or declared any cash dividends to date. We intend to retain earnings, if any, to support the growth of our business.

Repurchases of Common Stock

     We did not repurchase any shares of our common stock during 2011.

Performance Graph

     The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total stockholder return on our Common Stock with (b) the total return on the Nasdaq (US) Composite Index, and (c) the total return on the information technology sector of the Standard & Poor’s SmallCap 600 Index (“S&P 600 Info Tech Index”). The S&P 600 Info Tech Index consists of 125 of the 600 stocks comprising the Standard & Poor’s SmallCap 600 Index, a capitalization-weighted index of domestic stocks chosen for market size, liquidity and industry representation. We are a component company of the S&P 600 Info Tech Index. The following graph assumes that $100 had been invested in each of Stratasys, the Nasdaq (US) Composite Index, and the S&P 600 Info Tech Index on December 31, 2006.

Comparison of Cumulative 5 Year Total Return

Item 6. Selected Financial Data.

     The selected consolidated financial data as of and for the five-year period ended December 31, 2011, should be read in conjunction with the Consolidated Financial Statements and related Notes for the year ended December 31, 2011, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	(In Thousands, Except Per Share Amounts)

	2011	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$155,894	$117,843	$98,975	$124,495	$112,243
Gross profit	82,404	56,086	46,384	66,412	59,708
Research and development	14,360	9,755	7,737	8,973	7,465
Selling, general and administrative
expenses	39,038	32,863	32,823	36,843	33,770
Operating income	29,006	13,467	5,824	20,596	18,473
Net income	20,626	9,370	4,116	13,615	14,324
Net income per basic common share	0.98	0.46	0.20	0.66	0.69
Weighted average basic shares
outstanding	21,133	20,579	20,236	20,676	20,772
Net income per diluted common
share	$0.95	$0.44	$0.20	$0.65	$0.66
Weighted average diluted shares
outstanding	21,653	21,130	20,268	21,079	21,567
Balance Sheet Data:
Working capital	$64,087	$60,196	$82,838	$63,296	$64,100
Total assets	221,770	178,460	153,137	147,743	148,757
Long term debt	---	---	---	---	---
Stockholders’ equity	183,311	152,282	129,583	122,562	123,834

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

General

     We develop, manufacture, and market a family of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, which enable engineers and designers to create physical models, tooling, jigs, fixtures, prototypes, and end use parts out of production grade thermoplastic directly from a computer aided design (“CAD”) workstation. Our systems and related consumable products are distributed mainly through a world-wide network of value added resellers that sell and service our products to end users as well as through our OEM Agreement with HP. We also operate a service business that uses our systems to print parts from a customer’s CAD file, typically in situations where these customers have not yet purchased a system or do not have enough capacity on their existing systems.

     Our Market Strategy

     We believe that the Fused Deposition Modeling (“FDM”) technology used by most of our systems has significant advantages over other commercially available 3D printing technologies. When compared to other 3D printing technologies, our systems are typically easier to use, are more acceptable in an office environment and can produce durable models in a wide variety of production grade thermoplastics. Our Solidscape DoD thermoplastic ink-jetting technology offers easy to use systems producing high precision castable wax models. Our overall business strategies are designed to increase customer awareness of these advantages, provide our customers with high-quality new products and services based on the capabilities of these technologies, expand the distribution channel of our systems and lower the overall cost of creating physical models, parts, tooling and prototypes from a CAD file.

     Our current market strategy focuses on the following areas:

  Expanding the distribution channel for our Dimension products. Although we continue to manufacture an HP-branded 3D printer for distribution in Europe, we are also making progress in expanding independent channel strategies that will augment our HP collaboration. We have initiated a program in the U.S to recruit and train a significant number of new selling agents that will focus exclusively on selling our most affordable products. We expect this initiative, combined with other programs we have planned, will drive incremental sales volume.

The OEM Agreement with HP now includes Austria, Switzerland and Ireland in addition to France, Germany, Italy, Spain and the United Kingdom. We believe this distribution channel continues to be a valuable approach to increase sales and enhance awareness of 3D printing.

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

  Expand our position in the RP and DDM markets by developing new and improved proprietary products. We have built a leadership position in the RP and DDM markets by helping customers build stable, strong, and durable parts for testing and end-use. Our Fortus 3D Production Systems are ideally suited for DDM applications such as the production of manufacturing tools and low-volume end-use parts. Our Solidscape technology offers high precision castable wax models that are ideal when our customers have the need for fine feature detail and is particularly well suited for DDM applications in the jewelry and dental markets. We plan to expand our presence in these areas by offering improved system capabilities and new and improved material properties. We believe that the recent acquisition of Solidscape will open up additional industrial market opportunities as we continue to develop this technology. We also continued to collaborate with a Fortune 500 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications and will maintain this collaboration into 2012 for the seventh consecutive year.

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

  Expand our RedEye paid parts service. We believe this is a fragmented global market dominated by a few large and numerous small companies. Sales from our RedEye paid parts service have improved during 2011. This growth has been driven in part by customers that do not have an FDM system but has also comes from current system users that have had short-term capacity constraints on their own FDM systems. We believe that another part of this sales growth has come from the rising demand for our technology in DDM applications because of the production grade thermoplastics used. To take advantage of the growth we see in our DDM customer base, we are adding staff to our existing sales force that will focus exclusively on large strategic accounts.

     Description of Current Conditions

     Our revenue increased 32.3% in 2011 due primarily to growth in systems and consumables sales, with service revenue increasing by 12% as compared to 2010. The increase in revenue from systems as compared to 2010 was driven mainly by higher unit volume in our Fortus 3D production systems and the acquisition of Solidscape in May 2011. We shipped 2,602 units in 2011 as compared to 2,555 in 2010. Our average selling price increased due to a shift in sales mix towards our higher-priced Fortus 3D production systems.

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

     Despite the recent growth in market competition, we believe that over the last three years, we have been the market leader in the 3D printer commercial market and have followed a strategy of continuing to move down the price elasticity curve as evidenced by our introduction of the uPrint and uPrint Plus. Although the high-performance market is more competitive than the 3D printing market, we believe that the growth in sales of our Fortus 3D production systems has been driven mainly by the system and material performance capabilities of our systems rather than price.

     As our installed base of systems has increased, the capacity to derive an increasing amount of revenue from sales of consumables, maintenance contracts, and other services has also increased. In 2011, total non-system product revenue increased by 28.2% as compared to the prior year due principally to higher consumable usage by our installed base of systems and the acquisition of Solidscape. Sales from our RedEye paid parts service increased 11.0% during 2011 as a result of increased new customer business and an increase in average sales price. Revenue from maintenance contracts increased by 12.4% in 2011 reflecting our growing installed base of systems and the reduced impact of an extension in system warranty periods implemented in 2009.

     We expect to see unit volume increase faster than revenue growth in the near future. Revenue from our higher-priced Fortus system sales is expected to moderate relative to the high levels observed in 2011. Our recent 3D printing sales channel initiatives are expected to accelerate unit sales of our more affordable systems, which will result in lower margins on the sale of these 3D printers. We intend to compensate for these lower margins by the continued growth in the market for 3D printers and thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. However, there can be no assurance that we will be able to increase our revenue sufficiently to maintain or increase our current profitability.

     Given our strong cash position and no debt, we believe that we have adequate liquidity to fund our growth strategy in 2012. We may make investments in strategic acquisitions, fixed assets, process improvements, information technology (“IT”), and human resource development activities that will be required for future growth. Our expense levels are based in part on our expectations of future sales and we will make adjustments as we consider appropriate. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated sales, fluctuations in sales in a particular period could adversely impact our operating results.

     We believe that our growth is largely dependent upon our ability to penetrate new markets and develop and market new RP, DDM and 3D printing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our ability to implement our strategy for 2012 is subject to numerous uncertainties, many of which are described under “Risk Factors,” above, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations.” We cannot ensure that our efforts will be successful.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated statement of operations.

For the twelve months ended December 31,	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	47.1%	52.4%	53.1%
Gross profit	52.9%	47.6%	46.9%
Research & development	9.2%	8.3%	7.8%
Selling, general and administrative	25.0%	27.9%	33.2%
Operating income	18.6%	11.4%	5.9%
Other income	1.5%	0.3%	0.4%
Income before taxes	20.1%	11.7%	6.2%
Income taxes	6.9%	3.8%	2.1%
Net income	13.2%	8.0%	4.2%

Net Sales

     Net sales of our products and services for the last three years, as well as the percentage change were as follows:

		Year-over-		Year-over-
	2011	Year Change	2010	Year Change	2009
Products	$127,476	30.8%	$97,467	32.0%	$73,829
Services	28,418	12.0%	25,365	0.9%	25,146
Fair value of warrant	-	-	(4,988)	-	-
	$155,894	32.3%	$117,844	19.1%	$98,975

     Product Revenue

     Revenues derived from products (including systems, consumable materials and other products) increased $30.0 million in 2011, or 30.8%, as compared to the prior year. The number of systems shipped increased by 1.8%, or 47 units, to 2,602 as compared to 2,555 units shipped in 2010. This increase in both revenue and number of systems shipped reflects strong unit sales of our higher priced Fortus 3D production systems, which increased by 78.5% as compared to the prior year, and the acquisition of Solidscape in May 2011. The increase in Fortus 3D production system unit sales was primarily due to a focus of our sales channel on selling systems into DDM applications. Consumable revenue in 2011 increased 27.4% primarily driven by an acceleration in customer usage and our growing installed base of systems.

     During 2010, revenues derived from products increased $23.6 million in 2010, or 32.0%, as compared to the prior year. The number of systems shipped increased by 33.2%, or 637 units, to 2,555 as compared to 1,918 units shipped in 2009. This increase in both revenue and number of systems shipped reflects the positive impact of the economic recovery and strong sales of our Stratasys-brand 3D printer products and the HP Designjet line. Consumable revenue in 2010 increased 27.6%, which was driven by the improvement in market conditions, growing installed base of systems and new material offerings.

     Service Revenue

     Revenues from our service offerings (including RedEye paid parts, maintenance and other services) increased $3.1 million in 2011, or 12.0%, as compared to the prior year. Sales from our RedEye paid parts service increased 11.0% during 2011 as a result of increased new customer business and an increase in average sales price. Revenue from maintenance contracts increased by 12.4% in 2011 reflecting our acquisition of Solidscape as well as our growing base of installed systems and the reduced impact of an extension in system warranty periods implemented in 2009

     Revenues from our service offerings for 2010 were relatively flat as compared to the prior year. Growth in our RedEye paid parts service revenue of 21.1% over the prior year resulted from the general economic upturn and continued recovery from a period of highly competitive pricing that occurred during the recession in 2009. This growth was offset by a decrease in maintenance revenue, which resulted from our expansion of the warranty period for our domestic Fortus systems from three months to one year.

     Revenue by Region

     Net sales, excluding the $5.0 million charge for the fair value of a warrant related to the OEM Agreement in 2010, and the percentage of net sales by region for the last three years, as well as the percentage change were as follows:

			Year-over-Year			Year-over-Year
	2011		Change	2010		Change	2009
North America	$82,373	53%	25.7%	$65,536	53%	18.1%	$55,503	56%
Europe	49,885	32%	44.3%	34,572	28%	30.6%	26,474	27%
Asia Pacific	21,506	14%	4.1%	20,662	17%	29.8%	15,914	16%
Other	2,130	1%	3.3%	2,062	2%	90.2%	1,084	1%
	$155,894	100%	26.9%	$122,832	100%	24.1%	$98,975	100%

     Sales in all regions increased in 2011 as a result of strong sales of our Fortus 3D production systems, consumables and the acquisition of Solidscape in May 2011. Revenues in the North America region accounted for approximately 53% of total revenue in 2011. Revenues outside of North America accounted for approximately 47% of total revenue in 2011.

     Sales in all regions increased in 2010 as a result of the economic recovery and continued improvement in business conditions across our core markets. Revenues in the North America region, accounted for approximately 53% of total revenue in 2011. Revenues outside of North America accounted for approximately 47% of total revenue in 2010. The international increase in sales percentage was led by higher system sales volumes in both high-performance systems as well as 3D Printers, particularly the HP Designjet line in the five European markets served by HP.

     Fair Value of Warrant

     During the first quarter of 2010, we signed the OEM Agreement with HP to develop and manufacture a line of HP-branded 3D printers. In connection with the OEM Agreement, we issued a warrant to HP during the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share. The exercise price was determined by the 20-day average market closing price of our common stock immediately prior to the issuance of the warrant. The warrant vested immediately and has a seven-year term. The grant date fair value of the warrant was classified as a reduction of revenue on the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2010. The warrant was not exercised during 2011 and remains outstanding.

Gross Profit

     Gross profit and gross profit as a percentage of sales for our products and services for 2011, 2010 and 2009, as well as the percentage changes in gross profit were as follows:

		Year-over-		Year-over-
	2011	Year Change	2010	Year Change	2009
Products	$65,932	40.0%	$47,109	45.9%	$32,285
Services	16,472	18.0%	13,965	-1.0%	14,099
Fair value of warrant		-	(4,988)	-	-
	$82,404	46.9%	$56,086	20.9%	$46,384

Gross Profit as a Percentage of Related Sales
Products	51.7%		48.3%		43.7%
Services	58.0%		55.1%		56.1%
Total	52.9%		47.6%		46.9%

     Product gross profit increased by $18.8 million, or 40.0%, to $65.9 million in 2011 as compared with $47.1 million in 2010. The increase is primarily attributable to increased sales of our higher-margin Fortus 3D production systems and consumables, combined with decreased lower-margin sales to HP.

     Product gross profit increased by $14.8 million, or 45.9%, to $47.1 million in 2010 as compared with $32.3 million in 2009. This increase is primarily attributable to higher system revenues. The increase was also attributable to significant growth in our high-end RP systems that exceeded the rate of growth in revenue from our lower priced 3D printing systems.

     Gross profit from services increased by 18.0% in 2011 as compared to the prior year due to increased growth in system maintenance and RedEye paid parts service sales. Higher sales have a positive impact on gross profit as a large portion of costs associated with our service businesses are fixed.

     Gross profit from services decreased by 1.0% in 2010 as compared to the prior year. This is primarily attributable to a decrease in maintenance revenue, which resulted from our expansion of the warranty period for our domestic Fortus systems from three months to one year.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales for 2011, 2010 and 2009, as well as the percentage change in operating expenses, were as follows:

		Year-over-		Year-over-
	2011	Year Change	2010	Year Change	2009
Research and development	$14,360	47.2%	$9,755	26.1%	$7,737
Selling, general & administrative	39,038	18.8%	32,863	0.1%	32,823
	$53,398	25.3%	$42,618	5.1%	$40,560

Percentage of Sales	34.3%		36.2%		41.0%

     Research and development expenses increased by 47.2% during 2011 and was driven primarily by new product initiatives within 3D printing and 3D production systems, including Solidscape, as well as a decrease in research and development expense reimbursements received in connection with our collaborative agreement further discussed below. During 2010, research and development expenses increased by 26.1% as we remained committed to designing new products and materials, reducing costs on existing products, and improving the quality and reliability of all of our platforms. This spending was focused on accelerating our development efforts to address both the 3D printer and DDM market opportunities as well as improving the quality and reliability of our products. In 2011, 2010 and 2009, capitalized software additions were approximately $1.1 million, $1.2 million and $1.4 million, respectively.

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

     Due to the success of this initial arrangement, we have continued this relationship under similar terms and objectives. During the years ended December 31, 2011, 2010 and 2009, approximately $0.7 million, $1.2 million and $2.2 million, respectively, of research and development expenses were offset by payments that were received from that company.

     Selling, general and administrative expenses increased by 18.8% in 2011 as compared to the prior year. The increase is primarily due to expenses related to the acquisition of Solidscape and increased employee-related expenses. Selling, general and administrative expenses were relatively flat in 2010 as compared to the prior year.

Operating Income

     Operating income and operating income as a percentage of sales for 2011, 2010 and 2009, as well as the percentage change in operating income were as follows:

		Year-over-		Year-over-
	2011	Year Change	2010	Year Change	2009
Operating income	$29,006	115.4%	$13,467	131.2%	$5,824
Percentage of Sales	18.6%		11.4%		5.9%

     Operating income in 2011 increased by $15.5 million, or 115.4%, primarily due to increased product sales led by our higher-margin Fortus systems and consumables as well as a $5.0 million charge to revenue in 2010 related to the warrant issued to HP in connection with an OEM Agreement. Operating income in 2010 increased by $7.6 million, or 131.2%, primarily due to the significant increase in revenue, partially offset by increased indirect spending. Operating income as a percentage of sales increased due to effective control of indirect spending in 2011 and 2010.

Other Income

     Other income and other income as a percentage of sales for 2011, 2010 and 2009, as well as the percentage change in operating income were as follows:

		Year-over-		Year-over-
	2011	Year Change	2010	Year Change	2009
Interest income	$923	0.2%	$921	-7.0%	$990
Foreign currency transaction losses, net	(888)	43.9%	(617)	164.8%	(233)
Other	2,311	3510.9%	64	116.1%	(398)
	$2,346	537.5%	$368	2.5%	$359
Percentage of Sales	1.5%		0.3%		0.4%

     Interest income in 2011 remained flat with the prior year while investments decreased due to a higher effective rate of our investment portfolio. Interest income in 2010 decreased by $69,000, or 7%, while investments increased over the prior year. This was primarily due to $170,000 of interest earned in 2009 on two bonds that were redeemed by the issuer before maturity.

     We invoice sales to certain European distributors in Euros and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. Our strategy is to hedge most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. In addition, we held an unhedged Euro cash balance as of December 31, 2011 that was subject to fluctuations in foreign currency exchange rates. Subsequently, we have included this Euro cash balance in our hedging strategy to manage risks that our earnings will be adversely affected by changes in currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. Instruments to hedge risks may include foreign currency forward, swap, and option contracts. These instruments will be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

     The increase in other income for 2011 as compared to the prior year is due to the gain on the sale of the Jefferson County, Alabama auction rate security that had been impaired in prior years and a gain on the sale of an equity investment that we maintained in an independent online parts quoting service. The decrease in other income for 2010 as compared to the prior year is due to a $350,000 reduction in the estimated fair value of an equity investment in 2009 that was considered to be other than temporary.

Income Taxes

     Income taxes and income taxes as a percentage of net income before taxes for 2011, 2010 and 2009, as well as the percentage change were as follows:

		Year-over-		Year-over-
	2011	Year Change	2010	Year Change	2009
Income taxes	$10,726	140.2%	$4,466	116.2%	$2,066

As a percent of
income before income taxes	34.2%		32.3%		33.4%

     The following is a reconciliation of the 2011 effective income tax rate compared with the 2010 effective rate and the 2010 effective income tax rate compared with the 2009 effective rate:

2009 Effective income tax rate	33.4%
2010 percentage decrease in research and development credits	3.0%
2010 percentage decrease in tax contingency reserve	(1.1%)
2010 percentage increase in manufacturing deduction	(1.5%)
Other, net	(1.5%)
2010 Effective income tax rate	32.3%
2011 percentage increase in tax contingency reserve	0.9%
2011 percentage decrease in manufacturing deduction	0.8%
Other, net	0.2%
2011 Effective income tax rate	34.2%

Net Income

     Net income and net income as a percentage of sales for 2011, 2010 and 2009, as well as the percentage change in net income were as follows:

		Year-over-		Year-over-
	2011	Year Change	2010	Year Change	2009
Net income	$20,626	120.1%	$9,370	127.6%	$4,116
Percentage of Sales	13.2%		8.0%		4.2%

     For the reasons cited previously in this management discussion and analysis section, our net income for the year ended December 31, 2011 was higher than the prior year and net income for 2010 was higher than the prior year.

Liquidity and Capital Resources

     A summary of our statement of cash flows for the three years ended December 31, 2011 is as follows:

	2011	2010	2009
Net income	$20,626	$9,370	$4,116
Depreciation and amortization	10,348	9,342	8,256
Stock-based compensation	1,587	1,242	1,137
Fair value of warrant related to OEM agreement	-	4,988	-
Change in working capital and other	(10,049)	(2,971)	11,981
Net cash provided by operating and other activities	22,512	21,971	25,490
Net cash used in investing activities	(38,806)	(49,294)	(6,831)
Net cash provided by financing activities	8,769	6,780	1,583
Effect of exchange rate changes on cash	63	(219)	128
Net increase (decrease) in cash and cash equivalents	(7,462)	(20,762)	20,370
Cash and cash equivalents, beginning of year	27,554	48,316	27,946
Cash and cash equivalents, end of year	$20,092	$27,554	$48,316

     Our cash and cash equivalents balance decreased by $7.5 million to $20.1 million at December 31, 2011 from $27.6 million at December 31, 2010. The decrease is primarily due to $38.8 million spent for the acquisition of investments, property and equipment, intangible assets and Solidscape partially offset by $22.5 million of cash flows from operations and $6.1 million in proceeds from the exercise of stock options.

     The net cash provided by our operating activities over the past three years has amounted to approximately $70.0 million, principally derived from $34.1 million in net income, plus adjustments for non-cash charges of $28.0 million in depreciation and amortization, $4.0 million in stock-based compensation, $5.0 million related to the fair value of a warrant issued to HP and $1.0 million attributable to changes in net working capital and other items.

     In 2011, the principal source of cash from our operating activities was our net income, as adjusted to exclude the effects of non-cash charges. Our accounts receivable balance increased to $26.2 million at December 31, 2011 from $20.1 million as of December 31, 2010. This increase was principally due to sales growth and the acquisition of Solidscape. DSO’s were 61 days in 2011, 60 days in 2010 and 68 days in 2009. We believe that adequate allowances have been established for any collectability issues in our accounts receivable balance.

     For the years ended December 31, 2011, 2010, and 2009, our inventory balances were $22.8 million, $17.9 million, and $14.6 million, respectively. The increase in inventory in 2011 was principally due to strong order flow and anticipated sales growth for both systems and consumables and the acquisition of Solidscape. The increase in inventory in 2010 was principally due to strong order flow and forecasts for systems and consumables.

     A portion of our inventory is dedicated to the fulfillment of our service contract and warranty obligations. As we have introduced new products over the past few years, there are more platforms and models to service than in the past, which increases the requirements to maintain spare parts inventory. With the introduction of these new products, older products have been discontinued, but a certain level of inventory is still required to fulfill our ongoing service contracts. Our procedures for dealing with this inventory are more fully explained in the section below captioned “Critical Accounting Policies.”

     Investments in sales-type leases used cash of $2.6 million in 2011 and provided cash of $0.9 million in 2010 and $1.3 million in 2009. In mid-2003 we introduced a U.S. leasing program that was principally designed for the Dimension systems. The program now includes customers in both our 3D printer and our Fortus production system product lines and we plan to continue this leasing program for the foreseeable future.

     Accounts payable and other current accrued liabilities provided cash of $6.5 million in 2011, $4.5 million in 2010 and $1.1 million in 2009. In 2011, the increase was related to the timing of payments for inventory purchases and employee compensation.

     Unearned revenue, principally consisting of purchased maintenance contracts and implied maintenance contracts, provided cash of $0.6 million in 2011 and $0.9 million in 2010 and used cash of $2.1 million in 2009. The increase in the unearned revenue balance in 2011 was principally due to an increase in maintenance contract sales

     Our investing activities used cash of $38.8 million in 2011, $49.3 million in 2010 and $6.8 million in 2009. The purchase of investments, net of proceeds from sales and maturity of investments, provided $16.9 million in 2011, and used cash of $40.2 million in 2010. We purchased Solidscape in 2011 for $38.6 million, net of cash acquired.

At December 31, 2011, our investments included:

  approximately $45.2 million in bonds maturing between February 2012 and November 2016, all of which had ratings between AAA and BAA1 at December 31, 2011; and

  approximately $2.0 million of a tax-free auction rate security (“ARS”), which re-prices approximately every 35 days. The ARS had a rating of A1 at December 31, 2011.

     During 2011, we sold our investment in a tax-free ARS issued by Jefferson County, Alabama. During the economic downturn in 2008, with the assistance of outside consultants, we determined that the ARS had incurred both a temporary and other-than-temporary impairment to its fair value and recognized such write-down in value. Due to negotiations between Jefferson County and bondholders, the market for these bonds improved and in 2011 we were able to sell the investment for $1.8 resulting in a recognized a gain of $626,000.

     Property and equipment acquisitions totaled $12.8 million, $7.8 million, and $2.3 million in 2011, 2010 and 2009, respectively. Over the three-year period ended December 31, 2011, our principal property and equipment acquisitions were for manufacturing or engineering development equipment, tooling, leasehold improvements and the acquisition of computer systems and software applications. Payments for intangible assets, including patents and capitalized software, amounted to $4.3 million, $1.3 million and $1.7 million in 2010, 2009, and 2008, respectively.

     Proceeds from the exercise of stock options provided cash of $6.1 million, $6.4 million and $1.6 million in 2011, 2010 and 2009, respectively. During 2010, we used cash of $2.1 million for the repurchase of vested stock options. The excess tax benefit from the exercise of stock options was $2.6 million and $2.5 million for the years ended December 31, 2011 and 2010, respectively. We did not repurchase any common stock during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, we had authorization to repurchase approximately $10.9 million of common stock.

     For 2012, we expect to use our cash as follows;

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

  for acquisitions and/or strategic alliances

     Our total current assets amounted to $93.2 million at December 31, 2011, most of which consisted of cash and cash equivalents, investments, accounts receivable, and inventories. Total current liabilities amounted to $29.1 million and we have no long-term debt. We estimate that we will spend between approximately $13.0 million and $17.0 million in 2012 for property and equipment. We also estimate that as of December 31, 2011, we had approximately $23.7 million of purchase commitments for inventory from selected vendors. In addition to purchase commitments for inventory, we have future commitments for leased facilities. We intend to finance our purchase commitments from existing cash or from cash flows from operations. The future contractual cash obligations related to these commitments are as follows:

Year ending December 31,	Facilities	Inventory	Total
2012	$762	$23,700	$24,462
2013	586	-	586
2014	412	-	412
2015	416	-	416
2016	227	-	227
	$2,403	$23,700	$26,103

     We have no contractual obligations beyond 2016. In addition to the above disclosed contractual obligations, the reserve for tax contingencies was $1.6 million at December 31, 2011. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with taxing authorities.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years.

Foreign Currency Transactions

     We invoice sales to certain European distributors in Euros and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. Our strategy is to hedge most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. In addition, we held an unhedged Euro cash balance as of December 31, 2011 that was subject to fluctuations in foreign currency exchange rates. Subsequently, we have included this Euro cash balance in our hedging strategy to manage risks that our earnings will be adversely affected by changes in currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We enter into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value at the end of the reporting period. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transaction losses, net”.

     We hedged between €4.0 million and €5.6 million monthly during the year ended December 31, 2011, between €2.3 million and €4.5 million monthly during the year ended December 31, 2010 and between €2.8 million and €5.0 million monthly during the year ended December 31, 2009. The foreign currency forward contracts resulted in a currency translation gain of approximately $70,000 and $340,000 for the years ended December 31, 2011 and 2010, respectively, and a loss of approximately $115,000 for the year ended December 31, 2009. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that we recorded.

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

Revenue Recognition

     We derive revenue from sales of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, consumables, and services. We recognize revenue when (1) persuasive evidence of a final agreement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable, and (4) collectability is reasonably assured. Our standard terms are FOB shipping point, and, as such, most of the revenue from the sale of 3D printers, production systems and consumables is recognized when shipped. Exceptions to this policy occur if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance. In these instances, revenues would be recognized only upon satisfying the conditions established by the customer as contained in its purchase order to us. Revenue from sales-type leases for the our high-performance systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases for our Dimension systems is recognized at the time of shipment, since either the customer or the reseller performs the installation. We recognize revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period.

     Service revenue is derived from sales of maintenance contracts, installation services, and training. Service revenue from maintenance contracts is recognized ratably over the period of coverage ranging from one to three years. We offer warranty periods ranging from 90 days to 15 months. On certain sales that require a one-year warranty, the extended warranty is treated for revenue recognition purposes as a maintenance agreement. The fair value of this maintenance agreement is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. Installation service revenues are recognized upon completion of the installation. Training revenues are recognized upon completion of the training.

     In accordance with ASC 605, Revenue Recognition, when two or more product offerings with varying delivery dates are contained in a single arrangement, revenue is allocated between the items based on their relative selling price, provided that each item meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the selling price of the items. We determine the selling price by reference to the prices we charge when the items are sold separately. If we do not sell the item separately, the selling price is determined by reference to comparable third-party evidence. If neither of these methods provides an appropriate basis for determining a selling price, then one is estimated based on the price at which we would sell the item if it was sold regularly on a standalone basis.

Revenues from training and installation are unbundled and are recognized after the services have been performed. Most of our products are sold through distribution channels, with training and installation services offered by the resellers. For the Dimension products neither installation nor training is offered. The equipment manufactured and sold by us is subject to factory testing that replicates the conditions under which the customers intend to use the equipment. All of the systems are sold subject to published specifications, and all systems sales involve standard models.

We assess collectability as part of the revenue recognition process. This assessment includes a number of factors such as an evaluation of the creditworthiness of the customer, past due amounts, past payment history, and current economic conditions. If it is determined that collectability cannot be reasonably assured, we will decline shipment, request a down payment, or defer recognition of revenue until ultimate collectability is reasonably assured.

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

     Our allowance for doubtful accounts is adjusted quarterly using two methods. First, our overall reserves are based on a percentage applied to certain aged receivable categories that are predominately based on historical bad debt write-off experience. Then, we make an additional evaluation of overdue customer accounts, for which we specifically reserve. In our evaluation we use a variety of factors, such as past payment history, the current financial condition of the customer, and current economic conditions. We also evaluate our overall concentration risk, which assesses the total amount owed by each customer, regardless of its current status. As of both December 31, 2011 and December 31, 2010, our allowance for doubtful accounts amounted to $1.1 million.

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

     We evaluate the carrying value of goodwill at December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. If the carrying value of the reporting unit exceeds its fair value, an additional calculation is done to determine if the goodwill has been impaired. In making that determination, the implied fair value of the reporting unit is allocated to all of the other assets and liabilities including items that may not be recorded on the balance sheet but which have some fair value. An impairment loss would be recognized if the remaining implied fair value after allocation to all other assets and liabilities exceeds the carrying value of the goodwill.

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

Impairment of Long-Lived Assets

     We adhere to ASC 360, Property, Plant, and Equipment, and annually assess the recoverability of the carrying amounts of long-lived assets, including intangible assets, at year-end. An impairment loss would be recognized if expected undiscounted future cash flows are less than the carrying amount of the asset. This loss would be determined by calculating the difference by which the carrying amount of the asset exceeds its fair value. Based on our assessment as of December 31, 2011 and 2010, no long-lived assets were determined to be impaired.

Forward-looking Statements and Factors That May Affect Future Results of Operations

     All statements herein that are not historical facts or that include such words as “expects”, “anticipates”, “projects”, “estimates”, “vision”, “planning”, “could”, “potential”, “plan”, “believes”, “desires”, “intends”, “assume” or similar words constitute forward-looking statements that we deem to be covered by and to qualify for the safe harbor protection covered by the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein.

     These forward-looking statements include statements regarding projected revenue and income in future quarters; the size of the 3D printing market; our objectives for the marketing and sale of our Dimension and uPrint 3D Printers; our support removal systems; and our Fortus 3D production systems, particularly for use in direct digital manufacturing (DDM); the demand for our proprietary consumables; the expansion of our paid parts service; and our beliefs with respect to the growth in the demand for our products. Other risks and uncertainties that may affect our business include our ability to penetrate the 3D printing market; the success of our distribution agreement with HP; our ability to achieve the growth rates experienced in preceding quarters; our ability to introduce, produce and market consumable materials, and the market acceptance of these materials; the impact of competitive products and pricing; our timely development of new products and materials and market acceptance of those products and materials; the success of our recent R&D initiative to expand the DDM capabilities of our core FDM technology; and the success of our RedEyeOnDemandTM and other paid parts services. They also include statements about future financial and operating results of our company after the acquisition of Solidscape and anticipated benefits of the acquisition. Actual results may differ from those expressed or implied in our forward-looking statements. Such forward-looking statements involve and are subject to certain risks and uncertainties, which may cause our actual results to differ materially from those discussed in a forward-looking statement. Such risk factors include our ability to successfully integrate and market Solidscape products, our ability to attract and retain management and our ability to protect and defend intellectual property. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements, but we expressly disclaim any obligation to do so, even if our beliefs and expectations change. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors” above. These forward-looking statements are based on assumptions, among others, that we will be able to:

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

  successfully integrate acquired businesses;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are held exclusively in short-term money market and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in auction rate securities, corporate and municipal bonds and certificates of deposit that bear interest at rates of 0.4% to 6.4%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that have a functional currency in Euros. A hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.4 million for the continued maintenance of our European facility. We hedged between €4.0 million and €5.6 million monthly during the year ended December 31, 2011, between €2.3 million and €4.5 million during the year ended December 31, 2010 and between €2.8 million and €5.0 million during the year ended December 31, 2009. We believe that a hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by $4.0 million

Item 8. Financial Statements and Supplementary Data.

     This information appears following Item 15 of this report and is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls and procedures require that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our evaluation did not include the internal controls related to the acquisition of Solidscape, Inc. that occurred on May 3, 2011. Total assets and net sales related to this acquisition represent 21.4% and 5.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting identified in connection with the assessment that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     The additional required information is incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders.

Item 11. Executive Compensation.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

     Incorporated herein by reference to our Definitive Proxy Statement with respect to our Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents

1. Financial Statements --

Management’s Report on Internal Control Over Financial Reporting	F-3

Reports of Independent Registered Public Accounting Firm	F-4 to F-6

Consolidated Balance Sheets at December 31, 2011 and 2010	F-7
Consolidated Statements of Operations and Comprehensive Income for Years Ended December 31, 2011, 2010 and 2009	F-8
Consolidated Statements of Changes in Stockholders’ Equity for Years Ended December 31, 2011, 2010 and 2009	F-9
Consolidated Statements of Cash Flows for Years Ended December 31, 2011, 2010 and 2009	F-10
Notes to Consolidated Financial Statements	F-11 to F-33

2. Financial Statement Schedule --

Schedule II -- Valuation and Qualifying Accounts and Reserves	F-34

STRATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2011, 2010 AND 2009

CONTENTS

Management’s Report on Internal Controls over Financial Reporting	F-3

Reports of Independent Registered Public Accounting Firm	F-4-F-6

Consolidated Financial Statements

Consolidated Balance Sheets	F-7

Consolidated Statements of Operations and Comprehensive Income	F-8

Consolidated Statements of Changes in Stockholders' Equity	F-9

Consolidated Statements of Cash Flows	F-10

Notes to Consolidated Financial Statements	F-11-F-33

Schedule II - Valuation and Qualifying Accounts and Reserves	F-34

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

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2011 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective. Our evaluation did not include the internal controls related to the acquisition of Solidscape, Inc. that occurred on May 3, 2011. Total assets and net sales related to this acquisition represent 21.4% and 5.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. Companies are allowed to exclude acquisitions from their evaluation of internal control over financial reporting during the year of acquisition under guidelines established by the SEC.

/s/ S. SCOTT CRUMP
S. Scott Crump
Chief Executive Officer

/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer

Date: March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stratasys, Inc.

We have audited the accompanying consolidated balance sheets of Stratasys, Inc. (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratasys, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stratasys, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2012 expressed an unqualified opinion.

GRANT THORNTON LLP

Minneapolis, Minnesota
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stratasys, Inc.

We have audited Stratasys, Inc. (a Delaware Corporation) and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Controls Over Financial Reporting, management’s evaluation of and the conclusion on the effectiveness of internal control over financial reporting did not include the internal controls related to the acquisition of Solidscape, Inc. included in the December 31, 2011 financial statements of Stratasys Inc. and constituted 21.4% of total and net assets as of December 31, 2011 and 5.3% of total net sales for the year then ended. Our audit of internal controls over financial reporting of Stratasys Inc. also did not include an evaluation of the internal control over financial reporting of Solidscape, Inc.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Stratasys, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stratasys, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion.

GRANT THORNTON LLP

Minneapolis, Minnesota
March 12, 2012

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

December 31,	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$20,092,200	$27,554,411
Short-term investments - held to maturity	14,602,408	8,797,878
Accounts receivable, less allowance for doubtful
accounts of $1,089,000 at December 31, 2011
and $1,095,000 at December 31, 2010	26,230,289	20,051,451
Inventories	22,771,460	17,880,714
Net investment in sales-type leases, less allowance
for doubtful accounts of $230,000 at December 31,
2011 and $189,000 at December 31, 2010	3,295,039	3,096,911
Prepaid expenses and other current assets	3,259,012	3,384,394
Deferred income taxes	2,973,000	3,447,000
Total current assets	93,223,408	84,212,759
Property and equipment, net	39,669,433	29,872,945
Other assets
Goodwill	25,393,967	867,700
Other intangible assets, net	25,295,032	5,538,014
Net investment in sales-type leases	5,494,753	3,067,446
Long-term investments - available for sale	-	1,185,250
Long-term investments - held to maturity	32,581,472	52,504,650
Other non-current assets	112,300	1,210,867
Total other assets	88,877,524	64,373,927
Total assets	$221,770,365	$178,459,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and other current liabilities	$19,368,197	$14,408,628
Unearned revenues	9,768,610	9,608,521
Total current liabilities	29,136,807	24,017,149
Non-current liabilities
Deferred tax liabilities	6,760,000	207,000
Unearned revenues - long-term	2,562,195	1,953,000
Total liabilities	38,459,002	26,177,149
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
26,933,301 and 26,509,518 shares issued at December 31,
2011 and 2010, respectively	269,333	265,095
Additional paid-in capital	118,134,006	107,781,990
Retained earnings	104,011,848	83,385,484
Accumulated other comprehensive loss	(99,399)	(145,662)
Treasury stock at cost, 5,687,631 shares at
December 31, 2011 and 2010	(39,004,425)	(39,004,425)
Total stockholders' equity	183,311,363	152,282,482
Total liabilities and stockholders' equity	$221,770,365	$178,459,631

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31,	2011	2010	2009
Net sales
Products	$127,476,277	$97,467,028	$73,829,221
Services	28,418,086	25,364,673	25,145,682
Fair value of warrant related to OEM agreement	-	(4,987,806)	-
	155,894,363	117,843,895	98,974,903

Cost of sales
Products	61,544,632	50,358,570	41,544,114
Services	11,945,621	11,399,356	11,047,217
	73,490,253	61,757,926	52,591,331

Gross profit	82,404,110	56,085,969	46,383,572

Operating expenses
Research and development	14,359,828	9,755,169	7,737,125
Selling, general and administrative	39,038,315	32,863,462	32,822,727
	53,398,143	42,618,631	40,559,852

Operating income	29,005,967	13,467,338	5,823,720

Other income (expense)
Interest income, net	923,210	921,088	989,922
Foreign currency transaction losses, net	(888,076)	(617,174)	(232,767)
Other	2,311,263	64,086	(398,603)
	2,346,397	368,000	358,552

Income before income taxes	31,352,364	13,835,338	6,182,272

Income taxes	10,726,000	4,465,794	2,066,001

Net income	$20,626,364	$9,369,544	$4,116,271

Net income per common share
Basic	$0.98	$0.46	$0.20
Diluted	0.95	0.44	0.20

Weighted average commons shares outstanding
Basic	21,132,580	20,579,412	20,235,747
Diluted	21,653,185	21,129,533	20,267,999

Comprehensive Income
Net income	$20,626,364	$9,369,544	$4,116,271
Other comprehensive income (loss):
Unrealized gain on securities adjustment, net of tax	-	101,500	26,500
Foreign currency translation adjustment	46,263	(229,003)	158,360
Comprehensive income	$20,672,627	$9,242,041	$4,301,131

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2011, 2010, and 2009
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balances, January 1, 2009	25,909,603	$259,096	$91,611,078	$69,899,669	$(203,019)	$(39,004,425)	$122,562,399
Exercise of stock options and warrants	143,715	1,437	1,664,061				1,665,498
Tax benefit shortfall relating to
exercise of stock options			(82,811)				(82,811)
Stock based compensation			1,137,070				1,137,070
Comprehensive income				4,116,271	184,860		4,301,131
Balances, December 31, 2009	26,053,318	260,533	94,329,398	74,015,940	(18,159)	(39,004,425)	129,583,287

Exercise of stock options	456,200	4,562	6,397,803				6,402,365
Income tax reductions relating to
exercise of stock options			2,961,412				2,961,412
Vested stock option repurchase			(2,136,605)				(2,136,605)
Stock based compensation			1,242,176				1,242,176
Fair value of warrant related to OEM agreement			4,987,806				4,987,806
Comprehensive income (loss)				9,369,544	(127,503)		9,242,041
Balances, December 31, 2010	26,509,518	265,095	107,781,990	83,385,484	(145,662)	(39,004,425)	152,282,482

Exercise of stock options	423,783	4,238	6,144,546				6,148,784
Income tax reductions relating to
exercise of stock options			2,620,001				2,620,001
Stock based compensation			1,587,469				1,587,469
Comprehensive income				20,626,364	46,263		20,672,627
Balances, December 31, 2011	26,933,301	$269,333	$118,134,006	$104,011,848	$(99,399)	$(39,004,425)	$183,311,363

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

Years ended December 31,	2011	2010	2009
Cash flows from operating activities
Net income	$20,626,364	$9,369,544	$4,116,271
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	5,863,409	6,360,290	5,827,113
Amortization	4,484,314	2,982,100	2,428,540
Deferred income taxes	(112,910)	(328,000)	(1,431,000)
Stock-based compensation	1,587,469	1,242,176	1,137,070
Excess tax benefit from stock options	(2,620,002)	(2,514,551)	-
Fair value of warrant related to OEM agreement	-	4,987,806	-
Loss (gain) on disposal of property and equipment	(155,608)	-	314,414
Loss on impairment of investment	-	-	444,000
Gain on sale of investment	(1,830,595)	-	-

Increase (decrease) in cash attributable to changes in
operating assets and liabilities, net of the impact
of acquisition:
Accounts receivable, net	(5,739,554)	(801,638)	7,289,920
Inventories	(5,846,807)	(5,367,062)	4,810,441
Net investment in sales-type leases	(2,625,435)	931,558	1,320,534
Prepaid expenses	1,437,504	(1,136,782)	360,468
Other assets	290,278	867,298	(119,951)
Accounts payable and other current liabilities	6,537,888	4,495,241	1,079,560
Unearned revenues	615,253	883,094	(2,086,969)
Net cash provided by operating activities	22,511,568	21,971,074	25,490,411

Cash flows from investing activities
Proceeds from the maturity of investments	19,927,063	27,728,403	7,022,607
Proceeds from the sale of investments	15,748,196	-	-
Purchase of investments	(18,754,748)	(67,911,812)	(9,920,000)
Proceeds from sale of property and equipment	100	-	38,445
Acquisition of property and equipment	(12,849,521)	(7,822,873)	(2,284,676)
Acquisition of intangible and other assets	(4,318,103)	(1,287,627)	(1,687,126)
Acquisition of Solidscape, Inc., net of cash acquired	(38,559,085)	-	-
Net cash used in investing activities	(38,806,098)	(49,293,909)	(6,830,750)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	6,148,784	6,402,365	1,582,687
Cash paid for vested stock option repurchases	-	(2,136,605)	-
Excess tax benefit from stock options	2,620,002	2,514,551	-
Net cash provided by financing activities	8,768,786	6,780,311	1,582,687

Effect of exchange rate changes on cash	63,533	(218,991)	127,779

Net increase (decrease) in cash and cash equivalents	(7,462,211)	(20,761,515)	20,370,127
Cash and cash equivalents, beginning of year	27,554,411	48,315,926	27,945,799

Cash and cash equivalents, end of year	$20,092,200	$27,554,411	$48,315,926

Supplemental disclosures of cash flow information:
Cash paid for taxes	$6,043,223	$5,026,953	$626,407
Transfer of fixed assets to inventory	212,613	242,111	245,329
Transfer of inventory to fixed assets	2,746,644	2,336,473	716,225

Fair value of assets acquired	47,818,196
Less liabilities assumed	(8,718,622)
Net acquired assets	39,099,574

Less cash acquired	(540,489)
Acquisition of Solidscape, Inc., net of cash acquired	$38,559,085

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Stratasys, Inc. and subsidiaries (collectively the "Company") is a worldwide leading manufacturer of three-dimensional (“3D”) printers and high-performance rapid prototyping (“RP”) systems for the office-based RP and direct digital manufacturing (“DDM”) markets. The Company’s 3D printers and high-performance RP systems provide 3D computer-aided design (“CAD”) users a fast, office-friendly, and low-cost alternative for building functional 3D parts. The Company develops, manufactures and sells a broad product line of 3D printers and DDM systems (and related proprietary consumable materials) that create physical models from CAD files. It also offers rapid prototyping and production part manufacturing services through its centers located in North America, Europe and Australia.

On May 3, 2011, Stratasys, Inc. acquired Solidscape, Inc., a Delaware corporation (“Solidscape”). Solidscape is a manufacturer of high precision 3D printers and is a leader for investment casting applications that require ultra-fine feature detail. This addition provides the Company with access to markets currently not served by Stratasys, including the jewelry, dental and precision industrial casting markets. All of the assets acquired and liabilities assumed were recorded at their respective fair values and the Company’s consolidated results of operations include Solidscape’s operating results from May 3, 2011 through December 31, 2011. See additional disclosure provided in Note 2 – Business Combinations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Stratasys, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Stratasys, Inc. and Solidscape, Inc. have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting guidance.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no net effect on previously reported results of operations.

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

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments purchased with maturities of three months or less when acquired to be cash equivalents. At December 31, 2011 and 2010, cash equivalents consisted of money market accounts aggregating approximately $9.2 million and $25.9 million, respectively. As of December 31, 2011 and 2010, and at various times during those years, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes cash and cash equivalents are not subject to any significant credit risk. At December 31, 2011 and 2010, cash balances held in foreign bank accounts were approximately $2.7 million and $0.2 million, respectively. Cash balances held in foreign accounts are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States.

Short-term and Long-term Investments

Classification of investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date, and liquidity considerations based on market conditions. These investments are then evaluated and classified as available-for-sale or held-to-maturity in accordance with the provisions of ASC 320, Investments - Debt and Equity Securities. This evaluation takes into consideration the Company’s past history of holding investments until maturity, projected cash flow estimates, future capital requirements, the existence of credit deterioration of the issuer and the Company’s overall investment strategy as established by management and approved by the Company’s Board of Directors.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. While the Company does not generally hold any investments for trading purposes, the Company did liquidate certain investments during 2011 to fund the acquisition of Solidscape. The Company believes that the liquidation of these investments was an isolated event that is unusual and nonrecurring in nature and was not reasonably anticipated. The net carrying value of liquidated investments was $14.0 million and the sale resulted in a gain of approximately $64,000. The Company does not currently hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at December 31, 2011 or December 31, 2010, as the fair value of those investments approximated amortized cost.

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

During the year ended December 31, 2011, the Company had no significant measurements of assets or liabilities at fair value on a recurring or nonrecurring basis subsequent to their initial recognition.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. A trade receivable is considered to be past due if the receivable balance is outstanding beyond terms identified on the customer’s purchase order and accepted by the Company. A sales-type lease receivable is considered to be past due if the receivable balance is outstanding beyond terms identified in the lease. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on past write-offs and collections and current credit conditions. The Company evaluates a number of factors to assess collectability, including an evaluation of the creditworthiness of the customer, past due amounts, payment history, and current economic conditions. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts are written-off against the reserve when management deems the accounts are no longer collectible.

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

Impairment of Long-Lived Assets

The Company annually assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets, at year-end. An impairment loss would be recognized if expected undiscounted future cash flows are less than the carrying amount of the asset. This loss would be determined by calculating the difference by which the carrying amount of the asset exceeds its fair value. Based on the Company’s assessment as of December 31, 2011 and 2010, no long-lived assets were determined to be impaired.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from two to 30 years. The Company recorded depreciation expense not included in cost of sales of approximately $2.3 million, $2.7 million, and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

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

The costs of software development, including significant product enhancements, incurred subsequent to establishing technological feasibility have been capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. The Company recorded amortization expense related to capitalized software costs of $1.6 million, $1.9 million, and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Costs incurred prior to establishment of technological feasibility are charged to research and development expense.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

The Company evaluates the carrying value of goodwill at December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. If the carrying value of the reporting unit exceeds its fair value, an additional calculation is done to determine if the goodwill has been impaired. In making that determination, the implied fair value of the reporting unit is allocated to all of the other assets and liabilities including items that may not be recorded on the balance sheet but which have some fair value. An impairment loss would be recognized if the remaining implied fair value after allocation to all other assets and liabilities exceeds the carrying value of the goodwill.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The evaluation of intangible asset and goodwill impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated that include, among others, growth in revenues, margins realized, level of operating expenses and cost of capital. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Unearned Revenues

The Company services and supports customers by providing warranties and selling maintenance agreements for its products. Unearned revenues are comprised of purchased and implied maintenance agreements covering future periods. Implied maintenance is the portion of revenue received at the time of a system sale that represents maintenance coverage commitments that were included in the sale that extend beyond the stated warranty period. Maintenance revenue is recognized in equal installments over the period of the agreement. Purchased maintenance is deferred in whole and amortized over the period of coverage ranging from one to three years. The Company classifies the portion of unearned revenue not expected to be earned in the subsequent 12 months as long-term and made a reclassification for 2011 of $2.0 million for amounts previously reported in 2010 to reflect the long-term portion as of December 31, 2010.

Revenue Recognition

The Company derives revenue from sales of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, consumables, and services. The Company recognizes revenue when (1) persuasive evidence of a final agreement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable, and (4) collectability is reasonably assured. The Company’s standard terms are FOB shipping point, and, as such, most of the revenue from the sale of 3D printers, production systems and consumables is recognized when shipped. Exceptions to this policy occur if a customer’s purchase order indicates an alternative term or provides that the equipment sold would be subject to certain contingencies, such as formal acceptance. In these instances, revenues would be recognized only upon satisfying the conditions established by the customer as contained in its purchase order to the Company. Revenue from sales-type leases for the Company’s high-performance systems is recognized at the time of lessee acceptance, which follows installation. Revenue from sales-type leases for the Company’s Dimension systems is recognized at the time of shipment, since either the customer or the reseller performs the installation. The Company recognizes revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period.

Service revenue is derived from sales of maintenance contracts, installation services, and training. Service revenue from maintenance contracts is recognized ratably over the period of coverage ranging from one to three years. The Company offers warranty periods ranging from 90 days to 15 months. On certain sales that require a one-year warranty, the extended warranty is treated for revenue recognition purposes as a maintenance agreement. The fair value of this maintenance agreement is deferred and recognized ratably over the period of the extended warranty as an implied maintenance contract. Installation service revenues are recognized upon completion of the installation. Training revenues are recognized upon completion of the training.

In accordance with ASC 605, Revenue Recognition, when two or more product offerings with varying delivery dates are contained in a single arrangement, revenue is allocated between the items based on their relative selling price, provided that each item meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the selling price of the items. The Company determines the selling price by reference to the prices it charges when the items are sold separately. If the Company does not sell the item separately, the selling price is determined by reference to comparable third-party evidence. If neither of these methods provides an appropriate basis for determining a selling price, then one is estimated based on the price at which the Company would sell the item if it was sold regularly on a standalone basis.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company assesses collectability as part of the revenue recognition process. This assessment includes a number of factors such as an evaluation of the creditworthiness of the customer, past due amounts, past payment history, and current economic conditions. If it is determined that collectability cannot be reasonably assured, the Company will decline shipment, request a down payment, or defer recognition of revenue until ultimate collectability is reasonably assured.

Shipping Revenue

The Company classifies shipping and handling costs charged to customers in connection with the sale of products and services as revenue. The related shipping and handling costs incurred by the Company are classified as costs of sales. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no net effect on previously reported results of operations.

Foreign Currency Hedge

The Company invoices sales to certain European distributors in Euros and such receivable balances are subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. The Company’s strategy is to hedge most of its Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. In addition, the Company held an unhedged Euro cash balance as of December 31, 2011 that was subject to fluctuations in foreign currency exchange rates. Subsequently, the Company has included this Euro cash balance in our hedging strategy to manage risks that our earnings will be adversely affected by changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value at the end of each reporting period. As such, there is no related asset or liability or unrealized gain or loss recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Consolidated Statements of Operations and Comprehensive Income caption “Foreign currency transaction losses, net”.

Advertising

Advertising costs are charged to operations as incurred and were approximately $3.6 million, $2.8 million, and $3.4 million, for 2011, 2010 and 2009, respectively.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company complies with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

Earnings Per Share

The Company complies with ASC 260, Earnings Per Share, which requires dual presentation of basic and diluted income per common share for all periods presented. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the periods that have net income. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of common shares used to compute basic net income per share and diluted net income per share relates to additional common shares that would be issued upon the assumed exercise of stock options and warrants, net of the common shares that would hypothetically be repurchased using the proceeds received from the original exercise. The additional common shares amounted to 520,605 in 2011, 550,121 in 2010 and 32,252 in 2009. There were no options excluded from the dilution calculation for 2011, since the market price of our common stock at December 31, 2011, exceeded the exercise price of all outstanding options. A total of 400 and 812,000 options were excluded from the dilution calculation for 2010 and 2009, respectively, since their inclusion would have an anti-dilutive effect.

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

Accrued Product Warranties

The Company’s products are covered by a warranty with periods ranging from ninety days to fifteen months from the date of sale to the end customer. A liability is recorded for future warranty costs in the same period in which related revenue is recognized. The liability is based on anticipated parts and labor costs utilizing historical experience. The Company periodically assesses the adequacy of the warranty reserves based on changes in these factors and records any necessary adjustments if actual experience indicates that adjustments are necessary. Future claims experience could be materially different from prior results because of the introduction of new, more complex products, a change in the Company’s warranty policy in response to industry trends, competition or other external forces, or manufacturing changes that could impact product quality. In the event that the Company determines that its current or future product repair and replacement costs exceed estimates, an adjustment to these reserves would be charged to earnings in the period such a determination is made. As of December 31, 2011 and 2010, the Company had $1.5 million and $1.2 million, respectively, accrued for future estimated warranty claims.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

The Company complies with ASC 220, Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. This ASU (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The Company has elected early adoption of this ASU and since it impacts disclosure requirements only, the adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition.

The Company reports the financial impact of translating its foreign subsidiaries’ financial statements from local currency to reporting currency as a component of comprehensive income (loss). The Company also holds securities classified as “available-for-sale” that are accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income (loss).

Note 2. Business Combinations

On May 3, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solidscape, Inc., a Delaware corporation (“Solidscape”); Granite Acquisition Corporation, a Delaware corporation and the Company’s wholly-owned subsidiary (“Merger Sub”); and the Controlling Stockholders identified in the Merger Agreement, pursuant to which the Company acquired all the outstanding shares of capital stock of Solidscape in a cash-for-stock transaction where all the outstanding shares of capital stock and all in-the-money options to purchase shares of common stock of Solidscape were exchanged for an aggregate purchase price of $39.1 million. Under the terms of the Merger Agreement, Merger Sub merged with and into Solidscape, with Solidscape surviving as the Company’s wholly-owned subsidiary (the “Merger”). The Merger Agreement was unanimously approved by the Company’s board of directors.

In the second quarter of 2011, the Company incurred acquisition-related costs of approximately $615,000, which are recorded as selling, general and administrative expenses in the Consolidated Statements of Operations.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of Solidscape acquired in connection with the acquisition, based on their estimated fair values. At June, 30, 2011, the Company preliminarily estimated the value of net tangible and intangible assets of Solidscape acquired in connection with the acquisition. At December 31, 2011, the Company has updated this preliminary estimate as required under purchase accounting rules. The final allocation of the purchase price to assets acquired and liabilities assumed is as follows:

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allocation of
Purchase Price
Cash and cash equivalents	$540,489
Accounts receivable	439,284
Inventories	1,577,970
Other current assets	771,441
Deferred income taxes	383,000
Property and equipment, net	364,443
Goodwill	24,615,757
Intangible assets	19,500,000
Accounts payable & other liabilities	(1,041,681)
Unearned revenue	(154,031)
Deferred tax liabilities	(7,897,098)
Total purchase price	$39,099,574

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted Average
	Amount	Life - Years
Developed technology	$11,750,000	6.7
Customer base	5,100,000	15
Trademarks	1,150,000	15
In-process R&D	1,150,000	Indefinite
Non-compete agreement	350,000	3
Total intangible assets	$19,500,000

The fair values of the identified intangible assets were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of the Solidscape acquisition is primarily attributable to the value of the workforce and corporate synergies. None of the goodwill recognized is expected to be deductible for income tax purposes. The useful life of the intangible assets for amortization purposes was determined with the help of outside consultants considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive economic or other factors that may limit the useful life of intangible assets.

The actual Solidscape net sales and net income included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2011 and the supplemental unaudited pro forma net sales and net income of the combined entity had the acquisition been completed on the first day of the earliest period presented are as follows:

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2011	2010	2009
Actual Solidscape results of operations included in the
Consolidated Results of Operations:
Net sales	$8,239,690	$-	$-
Net income	134,705	-	-
Net income per common share - diluted	0.01	-	-

(Unaudited)

Supplemental pro forma combined results of operations:
Net sales	160,380,132	131,254,082	109,655,253
Net income	22,800,160	9,540,286	4,732,824
Net income per common share - diluted	$1.05	$0.45	$0.23

Adjustments to the supplemental pro forma combined results of operations are as follows:

(Unaudited)	Years Ended December 31,
	2011	2010	2009
Non-recurring expense related to fair market value adjustment	$561,094	$-	$-
to acquisition-date inventory
Net impact of the change in amortization of intangibles	104,650	313,949	313,949
Add interest on loans and preferred stock no longer incurred
post-merger	384,860	1,542,826	1,740,361
Add management fees no longer incurred post-merger	71,450	214,350	262,624
Remove expenses related to business combination
(deal fees, bonus and option payments)	3,127,980	-	-
Adjust taxes to the blended rate after business combination	(2,235,415)	(617,338)	163,568
	$1,453,525	$1,453,787	$2,480,502

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

Note 3. Investments

The Company invests in certificates of deposit, corporate bonds, tax-free government bonds, and auction rate securities (“ARS”), all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for investments (current and non-current) at December 31, 2011 and 2010:

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010
Bonds	$14,602,408	$6,837,521
Other securities	-	357
Certificates of deposit	-	1,960,000
Short-term investments - held to maturity	14,602,408	8,797,878

Auction rate securities	-	1,185,250
Long-term investments - available for sale securities	-	1,185,250

Auction rate securities	2,000,000	2,200,000
Bonds	30,581,472	50,304,650
Long-term investments - held to maturity	32,581,472	52,504,650

Total investments	$47,183,880	$62,487,778

At December 31, 2011, the Company’s investments included:

  approximately $45.2 million in bonds maturing between February 2012 and November 2016, all of which had ratings between AAA and BAA1 at December 31, 2011; and

  approximately $2.0 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at December 31, 2011.

During 2011, the Company sold its investment in a tax-free ARS issued by Jefferson County, Alabama. During the economic downturn in 2008, with the assistance of outside consultants, the Company had determined that the ARS had incurred both a temporary and other-than-temporary impairment to its fair value and recognized such write-down in value. Due to negotiations between Jefferson County and bondholders, the market for these bonds improved and in the quarter ended September 30, 2011 the Company was able to sell its investment for $1.8 million resulting in the Company recognizing a gain of $626,000. The following table summarizes the activity of this investment from December 31, 2008 to December 31, 2011:

Net carrying value at December 31, 2008	$1,109,250

Temporary impairment transferred to other-than-temporary impairment	40,500
Other-than-temporary impairment - recognized in other income	(94,000)
Net carrying value at December 31, 2009	1,055,750

Principal payment received	(25,000)
Adjustment to temporary impairment - recognized in other comprehensive income	154,500
Net carrying value at December 31, 2010	1,185,250

Principal payment received	(25,000)
Proceeds from sale	(1,786,438)
Gain on sale of ARS - recognized in other income	626,188
Net carrying value at December 31, 2011	$-

Note 4. Inventories

Inventories consisted of the following at December 31:

	2011	2010
Finished goods	$9,805,319	$7,045,840
Raw materials	12,966,141	10,834,874
	$22,771,460	$17,880,714

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Net Investment in Sales-type Leases

Certain system sales made under lease arrangements are recorded as sales-type leases. Included in revenues for the years ended December 31, 2011, 2010 and 2009 are approximately $3.8 million, $1.9 million and $1.7 million, respectively, related to sales-type leases.

The Company’s net investment in sales-type leases consisted of the following at of December 31, 2011 and 2010:

	2011	2010
Future minimum lease payments receivable	$9,678,412	$6,691,118
Less allowance for doubtful accounts	(230,108)	(189,338)
Net future minimum lease payment receivable	9,448,304	6,501,780
Less unearned interest income	(658,512)	(337,423)
Net investment in sales-type leases	$8,789,792	$6,164,357

Future minimum lease payments due from customers under sales-type leases as of December 31, 2011 were as follows:

Year ending December 31,
2012	$3,824,961
2013	2,477,592
2014	1,765,759
2015	1,206,867
2016	403,233
$9,678,412

The interest income for sales-type leases amounted to approximately $260,000, $277,000, and $405,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

  A rollforward of the allowance would provide minimal value as the allowance for doubtful accounts is less than 3% of lease receivables and has not materially increased or decreased between 2010 and 2011.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property and Equipment

Property and equipment consisted of the following at December 31:

	2011	2010
Machinery and equipment	$29,807,166	$26,333,224
Building and improvements	14,504,480	13,987,226
Computer equipment and software	11,885,268	10,868,317
Office equipment	2,609,602	2,581,119
Furniture and fixtures	2,400,842	2,282,460
	61,207,358	56,052,346
Accumulated depreciation and amortization	(38,951,100)	(34,588,157)
	22,256,258	21,464,189

Capital work-in-progess	12,983,556	3,979,137
Land and improvements	4,429,619	4,429,619
	$39,669,433	$29,872,945

Note 7. Goodwill and Other Intangible Assets

In May 2011, the Company acquired Solidscape, Inc. for $39.1 million in cash and recognized $24.6 million of goodwill for the year ended December 31, 2011 as a result of the Solidscape acquisition. The goodwill recognized as a result of the Solidscape acquisition is primarily attributable to the value of the workforce and corporate synergies.

Intangible assets consisted of the following at December 31:

	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
RP technology	$10,622,532	$4,807,455	$5,548,064	$4,024,802
Capitalized software development costs	14,574,787	12,060,089	13,431,570	10,500,398
Patents	12,916,906	3,421,082	3,413,062	2,352,205
Trademarks	1,510,527	336,649	298,969	276,246
Customer base	5,100,000	226,667	-	-
Non-compete agreement	350,000	77,778	-	-
In-process research and development	1,150,000	-	-	-
	46,224,752	$20,929,720	22,691,665	$17,153,651
Accumulated amortization	20,929,720		17,153,651
Net book value of amortizable intangible assets	25,295,032		5,538,014
Goodwill	25,393,967		867,700
Net book value of intangible assets	$50,688,999		$6,405,714

For the years ended December 31, 2011, 2010 and 2009, amortization of intangible assets charged to operations was approximately $3.8 million, $2.6 million and $2.4 million, respectively. The weighted average remaining amortization period for intangible assets as of December 31, 2011 and 2010 was approximately 6.7 and 2.2 years, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense, for all intangible assets, for the five years subsequent to December 31, 2011 is as follows:

Year ending December 31,
2012	$3,733,000
2013	3,383,000
2014	3,018,000
2015	2,823,000
2016	2,666,000

Note 8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following at December 31:

	2011	2010
Trade	$8,541,187	$7,406,429
Compensation, commissions and related benefits	5,795,018	3,891,146
Reserve for warranty expenses	1,542,754	1,204,450
Taxes	1,384,959	-
Other	2,104,279	1,906,603
	$19,368,197	$14,408,628

A summary of warranty activity for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Beginning balance	$1,204,450	$677,757
Accruals for warranties issued during the period	2,247,883	1,991,014
Warranty costs incurred during the period	(1,909,579)	(1,464,321)
Ending balance	$1,542,754	$1,204,450

Note 9. Unearned Revenues

Unearned revenues consisted of the following at December 31:

	2011	2010
Maintenance contracts - current	$9,117,917	$8,214,918
Maintenance contracts - long-term	2,562,195	1,953,000
Implied maintenance contracts	511,045	573,197
Other	139,648	820,406
	$12,330,805	$11,561,521

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes

The components of the Company's deferred tax assets (liabilities) at December 31, 2011 and 2010 were as follows:

	2011	2010
Current deferred tax assets:
Inventory reserves	$679,000	$776,000
Deferred maintenance revenue	537,000	525,000
Allowance for doubtful accounts	402,000	393,000
State research and development
credit carryforward	158,000	203,000
Reserve for warranty expenses	573,000	449,000
Vacation accrual	408,000	313,000
Sales tax reserve accrual	75,000	-
Warrant cost accrual	-	795,000
Unrealized gain on foreign currency	141,000	-
Current deferred tax assets	2,973,000	3,454,000
Current deferred tax liabilities:
Unrealized loss on foreign currency	-	(7,000)
Net current deferred tax assets	$2,973,000	$3,447,000

Long-term deferred tax assets:
Stock compensation expense	$391,000	$487,000
Investment reserves	-	639,000
Amortization	-	973,000
Long-term deferred tax assets	391,000	2,099,000
Long-term deferred tax liabilities:
Amortization	(5,576,000)	-
Depreciation	(1,249,000)	(1,980,000)
Software capitalization	(326,000)	(326,000)
Net long-term deferred tax liabilities	$(6,760,000)	$(207,000)

Income before income taxes for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
United States	$30,464,368	$13,506,311	$5,994,420
Foreign	887,994	329,027	187,852
	$31,352,362	$13,835,338	$6,182,272

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Current
Federal	$9,906,477	$4,336,929	$3,143,001
State	760,741	247,570	416,000
Foreign	292,782	103,295	130,000
	10,960,000	4,687,794	3,689,001

Deferred
Federal	(251,000)	(160,000)	(1,604,000)
State	17,000	(62,000)	(19,000)
	(234,000)	(222,000)	(1,623,000)
Total Income taxes	$10,726,000	$4,465,794	$2,066,001

A reconciliation of the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2011, 2010, and 2009 is set forth below:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of
federal benefit	2.1	2.1	2.6
Tax exempt interest income	-	(0.8)	(2.6)
Stock compensation expense	0.6	0.2	2.0
Manufacturing deduction	(2.7)	(3.5)	(2.0)
Federal research and
development tax credit	(1.6)	(1.9)	(4.9)
Tax contingencies	0.4	1.3	2.4
Non-deductible acquisition expenses	0.3	-	-
Other	0.1	(0.1)	0.9
Effective income tax rate	34.2%	32.3%	33.4%

At December 31, 2011 the Company had Minnesota tax credit carry-forwards of approximately $158,000. The Company expects to utilize its state research and development tax credit carry-forwards that would otherwise expire from 2018 through 2025.

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

The Company is subject to income taxes in the U.S., various states and certain foreign jurisdictions. It may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2008 through 2011. Its federal income tax returns are closed for all tax years up to and including 2007. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state and foreign jurisdiction.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 and 2010, the Company had unrecognized tax benefits of $1.6 million and $1.4 million, respectively. If recognized, these benefits would favorably impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Balance at beginning of year	$1,405,000	$1,232,000
Additions for tax positions related to the current year	253,000	118,000
Additions for tax positions related to previous years	83,000	255,000
Reduction of reserve for statute expirations	(143,000)	(200,000)
Balance at end of year	$1,598,000	$1,405,000

The increase in tax liabilities is primarily due to potential U.S. federal and state adjustments related to positions taken in the Company’s 2011 income tax provision. The balance of the reserve for tax uncertainties includes $120,000 for estimated interest and penalties at December 31, 2011 and 2010. The Company currently estimates that unrecognized tax benefits will not change materially in the next twelve months.

The Company regularly assesses the likelihood of tax adjustments in each of the tax jurisdictions in which the Company has operations and accounts for the related financial statement implications. Tax reserves have been established which the Company believes to be appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires the Company to exercise judgment regarding the uncertain application of tax law. The amount of reserves is adjusted when information becomes available or when an event occurs indicating a change in the reserve is appropriate. Future changes in tax reserve requirements could have a material impact on results of operations.

The Company is continually under examination by tax authorities in jurisdictions in which the Company has operations. The years under examination vary by jurisdiction. The Company has received a notice of proposed adjustments to filed Minnesota returns for tax years 2007 and 2008 in relation to the claimed research and development credit. The Company has filed an appeal with the State of Minnesota. Tax reserves have been established for a portion of this proposed change in tax, which the Company believes to be appropriate given the possibility of tax adjustments. The Company is also currently under IRS examination for tax years 2010 and 2009.

Undistributed earnings of the Company’s Germany subsidiary amounted to approximately $309,000 and $262,000 as of December 31, 2011 and 2010. The Company has not provided any additional U.S. federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of ASC 740. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Note 11. Material Commitments

The Company estimates that at December 31, 2011 and 2010, it had approximately $23.7 million and $22.5 million, respectively, of purchase commitments for inventory from vendors. The Company also rents certain of its facilities under non-cancellable operating leases, which expire through 2016. The Company intends to finance its future purchase commitments from existing cash and investments or from cash flows from operations.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum annual operating lease payments as of December 31, 2011 are approximately as follows:

Year ending December 31,
2012	$762,000
2013	586,000
2014	412,000
2015	416,000
2016	227,000
Thereafter	-
$2,403,000

Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $846,000, $669,000 and $589,000, respectively.

Note 12. Restructuring Activities

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the success of this initial arrangement, the Company has continued this relationship under similar terms and objectives. During the years ended December 31, 2011, 2010 and 2009, approximately $0.7 million, $1.2 million and $2.2 million, respectively, of research and development expenses were offset by payments that were received from that company.

Note 14. Foreign Currency Hedge

The Company hedged between €4.0 million and €5.6 million monthly during the year ended December 31, 2011, between €2.3 million and €4.5 million monthly during the year ended December 31, 2010 and between €2.8 million and €5.0 million monthly during the year ended December 31, 2009. The foreign currency forward contracts resulted in a currency translation gain of approximately $70,000 and $340,000 for the years ended December 31, 2011 and 2010, respectively, and a loss of approximately $115,000 for the year ended December 31, 2009. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that the Company recorded.

The Company will continue to monitor exposure to currency fluctuations. Instruments that may be used to hedge future risks may include foreign currency forward, swap, and option contracts. These instruments may be used to selectively manage risks, but there can be no assurance that the Company will be fully protected against material foreign currency fluctuations.

Note 15. Common Stock

The Company has an approved common stock repurchase program, but did not repurchase any shares during the years ended December 31, 2011 and 2010. As of December 31, 2011, the Company had authorization to repurchase approximately $10.9 million of common stock under the stock repurchase program.

Note 16. Fair Value of Warrant Related to OEM Agreement

During the first quarter of 2010, the Company signed a Master OEM Agreement (the “OEM Agreement”) with Hewlett-Packard Company (“HP”) to develop and manufacture an HP-branded 3D printer. In connection with the OEM Agreement, the Company issued a warrant to HP during the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share. The exercise price was determined by the 20-day average market closing price of the Company’s common stock immediately prior to the issuance of the warrant. The warrant vested immediately and has a seven-year term. The fair value of the warrant was properly classified as a reduction of revenue on the Consolidated Statement of Operations for the period ended March 31, 2010. The warrant has not been exercised.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black-Scholes option-pricing model to determine the fair value of the warrant granted to HP. The following assumptions were applied in determining the value:

Risk-free interest rate	3.1%
Expected term	4.5 years
Expected price volitility	47%
Dividend yield	-
Weighted average grant date fair value	$9.98

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stock Options and Warrants

The Company has various stock option plans that have been approved by stockholders. The plans provide for the granting of options to purchase up to 4,825,000 shares of the Company’s common stock to qualified employees of the Company, independent contractors, consultants, and other persons of which 4,342,634 had been granted and 482,366 shares remained available to be granted by the Company as of December 31, 2011. Options principally vest ratably over five years and are exercisable over a period ranging from five years to six years and one-month.

					Weighted
	Number				Average
	of Options	Per Share			Exercise
	Outstanding	Exercise Price			Price
Shares under option
at January 1, 2009	1,735,378	$2.54	-	$26.15	$14.42
Granted in 2009	283,750	8.27	-	9.90	9.82
Exercised in 2009	(294,400)	4.35	-	14.53	12.90
Expired in 2009	(122,800)	3.81	-	14.43	14.30
Forfeited in 2009	(82,300)	9.30	-	23.04	14.68
Shares under option
at December 31, 2009	1,519,628	8.27	-	26.15	14.08
Granted in 2010	305,000	18.26	-	33.06	18.50
Exercised in 2010	(456,200)	9.30	-	26.15	13.97
Forfeited in 2010	(46,900)	9.30	-	23.04	14.68
Repurchased in 2010	(138,878)	9.30	-	26.15	14.04
Shares under option
at December 31, 2010	1,182,650	8.27	-	33.06	15.16
Granted in 2011	325,000	21.08	-	25.95	25.42
Exercised in 2011	(423,783)	8.27	-	24.65	14.61
Expired in 2011	(3,000)	12.49	-	12.49	12.49
Forfeited in 2011	(43,600)	9.30	-	25.50	16.08
Shares under option
at December 31, 2011	1,037,267	$9.30	-	$33.06	$18.59

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock options exercisable at December 31, 2011, 2010 and 2009 is as follows:

					Weighted
	Number				Average
	of	Per Share			Exercise
	Shares	Exercise Price			Price
Options exercisable at
December 31, 2011	210,520	$9.30	-	$26.15	$16.44

Options exercisable at
December 31, 2010	441,850	$8.27	-	$26.15	$14.95

Options exercisable at
December 31, 2009	735,478	$8.27	-	$26.15	$14.49

The following table summarizes information about stock options outstanding at December 31, 2011:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Exercise			December 31,	Contractual	Exercise	December 31,	Exercise
Prices			2011	Life in Years	Price	2011	Price
$9.30	-	$9.90	255,825	3.3	$9.73	66,275	$9.65
13.22	-	18.26	332,980	3.8	16.98	64,180	15.18
18.78	-	24.65	131,062	2.1	22.96	79,865	23.06
25.50	-	33.06	317,400	5.6	25.62	200	26.15
			1,037,267		18.59	210,520	16.44

Aggregate
intrinsic value			$12,259,930			$2,938,704

The weighted average life remaining on vested options is 2.8 years. The weighted average grant date fair value based on the Black-Scholes model was $10.67 for options granted in 2011 and $5.60 for options forfeited in 2011. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was approximately $9.5 million in 2011, $8.2 million in 2010 and $3.1 million in 2009. During the first quarter of 2010, the Company repurchased 138,878 vested stock options from 42 employees and directors.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2011, 2010 and 2009. The following assumptions were applied in determining the compensation cost:

	2011	2010	2009
Risk-free interest rate	0.9% - 1.5%	2.3%	2.0%
Expected option term	4.5 years	4.5 years	4.5 years
Expected price volitility	55%	39%	40%
Dividend yield	-	-	-
Weighted average grant date fair value	$10.67	$6.13	$3.59

The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility from traded options on the Company’s stock. The expected option term was calculated in accordance with ASC 718. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

As of January 1, 2011, there were 735,800 unvested options with a weighted average grant date fair value of $5.52 based on the Black-Scholes model. As of December 31, 2011, there were 826,747 unvested options with a weighted average grant date fair value of $7.46 based on the Black-Scholes model. As of December 31, 2011, approximately $5.6 million of total unrecognized compensation expense related to unvested share-based compensation granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The fair value of option shares vested during the year 2011 was approximately $0.8 million.

In the first quarter of 2010, the Company issued a warrant to HP to purchase 500,000 shares of common stock at an exercise price of $17.78 per share, which vested immediately and has a seven-year term. The warrant was not exercised during 2011. See additional disclosure provided in Note 16 – Fair Value of Warrant Related to OEM Agreement. There were no outstanding warrants to purchase the Company’s common stock as of December 31, 2009 and no warrants were exercised during 2009.

Note 18. Litigation

The Company is a party to various legal proceedings, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 19. Export Sales

Export sales were as follows for the years ended December 31:

	2011	2010	2009
Europe	$49,885,101	$34,572,008	$26,474,026
Asia Pacific	21,506,414	20,661,570	15,913,879
Other	2,130,231	2,062,263	1,083,601
	$73,521,746	$57,295,840	$43,471,507

At December 31, 2011, 2010 and 2009, accounts receivable included balances due from foreign customers of approximately $11.9 million, $11.6 million and $11.7 million, respectively. Net sales attributable to customers located in any individual foreign country did not exceed 10% of consolidated net sales for the years ended December 31, 2011, 2010 and 2009. In addition, the Company did not hold significant long-lived assets in any individual foreign country as of December 31, 2011 and 2010.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Retirement Plan

The Company has a defined contribution retirement plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) that covers all eligible employees as defined in the Plan. Participants may elect to contribute up to 50% of pre-tax annual compensation, as defined by the Plan, up to a maximum amount prescribed by the IRC. The Company, at its discretion, makes matching contributions equal to the lesser of $3,000 or 3% of the participant’s annual compensation. The Company, at its discretion, may make additional contributions, also subject to IRC limitations. Due to the weak economy, the Company suspended making discretionary matching contributions in February 2009, but reinstated matching contributions in September of 2010. For the years ended December 31, 2011, 2010 and 2009 the Company made 401(k) Plan contributions of approximately $519,000, $219,000 and $112,000, respectively.

Note 21. Quarterly Results (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Net sales	$34,578,129	$37,790,806	$39,953,014	$43,572,414
Gross profit	18,250,452	19,735,406	21,553,946	22,864,306
Net income	4,989,495	3,993,649	5,857,169	5,786,049
Net income per common share:
Basic	$0.24	$0.19	$0.28	$0.27
Diluted	0.23	0.18	0.27	0.27

2010
Net sales	$23,159,472	$30,255,933	$30,459,137	$33,969,353
Gross profit	9,420,075	14,762,004	14,708,988	17,194,901
Net income (loss)	(443,101)	2,332,155	3,175,550	4,304,936
Net income (loss) per common share:
Basic	$(0.02)	$0.11	$0.15	$0.21
Diluted	(0.02)	0.11	0.15	0.20

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 31, 2011, 2010, and 2009

COLUMN A	Column B	Column C - Additions		Column D	Column E
	Balances at	Charged to			Balances
	beginning	costs and	Charged to		at end
Description	of period	expenses	other accounts	Deductions	of period
2011
Reserve for bad debts and allowances	$1,283,925	$140,457	$-	$105,668	$1,318,714

2010
Reserve for bad debts and allowances	1,125,112	332,363	-	173,550	1,283,925
Reserve for sales returns and other allowances	-	372,811	-	372,811	-

2009
Reserve for bad debts and allowances	1,225,606	672,241	-	772,735	1,125,112
Reserve for sales returns and other allowances	121,556	-	-	121,556	-

Exhibits

EXHIBIT
NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company.(8)

3.2	Amended and Restated By-Laws of the Company.(7)

4.1	Warrant to purchase 500,000 Shares of Common Stock dated January 18, 2010.(10)

10.1	Non-Competition Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.2	Employee Confidentiality Agreement between the Company and S. Scott Crump, dated October 15, 1990.(1)

10.3	Stratasys, Inc. 1998 Incentive Stock Option Plan.(4)*

10.4	Stratasys, Inc. 2000 Incentive Stock Option Plan.(5)*

10.5	Stratasys, Inc. 2002 Long-Term Performance and Incentive Plan.(6)*

10.6	Stratasys, Inc. 2008 Long-Term Performance and Incentive Plan.(9)*

10.7	Assignment, dated October 23, 1989, from S. Scott Crump to the Company with respect to a patent application for an apparatus and method for creating three-dimensional objects.(3)

10.8	Assignment, dated June 5, 1992, from S. Scott Crump to the Company with respect to a patent application for a modeling apparatus for three dimensional objects.(3)

10.9	Assignment, dated June 1, 1994, from S. Scott Crump, James W. Comb, William R. Priedeman, Jr., and Robert Zinniel to the Company with respect to a patent application for a process and apparatus of support removal for three-dimensional modeling.(3)

10.10	Asset Purchase Agreement between the Company and IBM dated January 1, 1995.(2)

10.11	Master OEM Agreement between Hewlett-Packard Company and Stratasys, Inc. dated as of January 18, 2010.(11)**

10.12	Protective Rights Agreement between Stratasys, Inc. and Hewlett-Packard Company dated as of January 18, 2010.(11)

10.13	Amendment to Master OEM Agreement between Hewlett-Packard Company and Stratasys, Inc., dated as of October 1st, 2011.(12)**

EXHIBIT
NO.	DESCRIPTION
14.1	Code of Business Conduct and Ethics.(9)

21.1	Subsidiaries of the Company.(13)

23.1	Consent of Grant Thornton LLP.(13)

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(13)

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(13)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (File No. 33-83638-C) filed September 2, 1994.

(2)	Incorporated by reference from the Company’s Form 8-K, Amendment No. 2, dated January 1, 1995.

(3)	Incorporated by reference from Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-99108) filed December 20, 1995.

(4)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 1998 Annual Meeting of Stockholders.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-32782) filed March 17, 2000.

(6)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A with respect to the Company’s 2002 Annual Meeting of Stockholders.

(7)	Incorporated by reference from the Company’s Form 8-K filed July 31, 2007.

(8)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2007.

(9)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2008.

(10)	Incorporated by reference from the Company’s Form 8-K filed January 19, 2010.

(11)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2010.

(12)	Incorporated by reference from the Company’s Form 10-Q/A for the quarter ended June 30, 2011, filed January 4, 2012.

(13)	Filed herewith.

*     Compensatory plan or arrangement.

**   Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Company’s application regarding confidential treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*** The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

STRATASYS, INC.

By: /s/ S. SCOTT CRUMP
S. Scott Crump President
Dated:	March 12, 2012

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board of Directors,
/s/ S. SCOTT CRUMP	President, Chief Executive Officer,	March 12, 2012
S. Scott Crump	Treasurer (Principal Executive
Officer)

/s/ ROBERT F. GALLAGHER	Chief Financial Officer (Principal	March 12, 2012
Robert F. Gallagher	Financial and Accounting Officer)

/s/ RALPH E. CRUMP	Director	March 12, 2012
Ralph E. Crump

/s/ EDWARD J. FIERKO	Director	March 12, 2012
Edward J. Fierko

/s/ JOHN J. MCELENEY	Director	March 12, 2012
John J. McEleney

/s/ CLIFFORD H. SCHWIETER	Director	March 12, 2012
Clifford H. Schwieter

/s/ GREGORY L. WILSON	Director	March 12, 2012
Gregory L. Wilson