Form 10-K/A
period 2011-12-31
STRATASYS INC
filed 2012-04-27
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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
Yes [   ] No [✓]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [✓] No [   ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes [✓] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

     The registrant had 21,287,065 shares of common stock outstanding as of March 1, 2012.

TABLE OF CONTENTS

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	1

Item 11.	Executive Compensation.	5

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	15

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	17

Item 14.	Principal Accountant Fees and Services.	18

PART IV

Item 15. Exhibits and Financial Statement Schedules.		18
SIGNATURES		19
INDEX TO EXHIBITS		20

EX-31.1 (EX-31.1)		21
EX-31.2 (EX-31.2)		22
EX-32.1 (EX-32.1)		23
EX-32.2 (EX-32.2)		24

EXPLANATORY NOTE

     We filed our Annual Report on Form 10-K for the year ended December 31, 2011 (the "Form 10-K") on March 12, 2012, pursuant to which we incorporated by reference into Part III thereof portions of our definitive proxy statement (the "Proxy Statement") to be subsequently filed with the Securities and Exchange Commission ("SEC"). We hereby amend the Form 10-K to file Part III information in this Form 10-K/A (the "Form 10-K/A") rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below. In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including in this amendment currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

     This Form 10-K/A makes reference to the date of the Form 10-K, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, or modified or updated the disclosures contained in the Form 10-K in any way other than as specifically set forth in this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and other filings made by our company with the SEC subsequent thereto.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

     Our Board of Directors currently has six members. The following directors will serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. The following information provides the age and business experience of the directors as of April 27, 2012.

S. Scott Crump, age 59, has served as our Chief Executive Officer, President, Treasurer and a director since our inception in 1988 and as Chief Financial Officer from February 1990 to May 1997. Mr. Crump is, with Lisa H. Crump, his wife, a co-founder of Stratasys, and he is the inventor of Stratasys’ FDM® technology. During the period from 1982 to 1988, Mr. Crump was a co-founder and Vice President of Sales of IDEA, Inc., which later changed its name to SI Technologies, Inc., a leading manufacturer of force, load and pressure transducers. Mr. Crump continued to be a director and shareholder of that company until its sale to Vishay Intertechnologies, Inc. (NYSE: VSH) in April 2005. Mr. Crump, a registered professional engineer, is the son of Ralph E. Crump, a director of Stratasys. Scott Crump is one of the founders of our company and as the inventor of our FDM technology, he is intimately familiar with our products and our business. In addition, Mr. Crump has extensive knowledge of the rapid prototyping and direct digital manufacturing markets as well as our competitors and their products.

Ralph E. Crump, age 88, has been a director of Stratasys since 1990. Mr. Crump is President of Crump Industrial Group, an investment firm located in Trumbull, Connecticut. He was a founder and director of Osmonics, Inc., now GE Osmonics, a manufacturer of reverse osmosis water filtration devices, until it merged with General Electric Company (NYSE:GE) in February 2003. Mr. Crump was chairman of SI Technologies, Inc. until April 1, 2005, when it was sold to Vishay Intertechnologies, Inc. (NYSE: VSH). In 1962, Mr. Crump co-founded Frigitronics, Inc., a manufacturer of ophthalmic goods and medical instruments, and was its President and Chairman of the Board until it was acquired by Revlon/Johnson & Johnson in 1986. Mr. Crump was also a director of Mity Enterprises, Inc. (Nasdaq: MITY), a manufacturer of institutional furniture, until July 17, 2007, when it was acquired by a wholly owned subsidiary of MITY Holdings, Inc., an affiliate of Sorenson Capital Partners, L.P., and Peterson Partners LP. He is a Trustee of the Alumni Foundation of UCLA and a member of the Board of Overseers for the Thayer Engineering School at Dartmouth College. Mr. Crump is the father of S. Scott Crump. In his decades in business, Mr. Crump has developed extensive experience in manufacturing and operations as well as sales and marketing, which we believe are invaluable contributions to our Board.

John J. McEleney, age 49, has been a director of Stratasys since 2007. He is the Chief Executive Officer of Cloud Switch, which was recently acquired by Verizon. He served as a director of SolidWorks Corporation, a wholly owned subsidiary of Dassault Systemes S.A. (Nasdaq: DASTY), from June 2000 to May 2008, and also served as its Chief Executive Officer from 2001 until June 2007. Mr. McEleney joined SolidWorks in 1996, serving in several capacities, including Chief Operating Officer and Vice President, Americas Sales. Prior to joining SolidWorks, Mr. McEleney held several key management positions at CAD software pioneer Computervision and at defense contractor Raytheon. Mr. McEleney also serves as a director of Newforma, a privately held software company. We believe that Mr. McEleney’s experience as both a chief operating officer and a chief executive officer of a CAD software company affords him a unique insight into an important element of our business, which helps our Board understand the requirements of those who use our products and services.

Edward J. Fierko, age 71, has been a director of Stratasys since February 2002. Since May 2003, Mr. Fierko has been President of EJF Associates, a consulting firm. From March 2003 to May 2003, Mr. Fierko was Vice President of GE Osmonics, Inc., a manufacturer of reverse osmosis water filtration devices. From November 1999 through February 2003, he served as President and Chief Operating Officer of Osmonics, and from November 1998 to September 1999 he served as Executive Vice President of Osmonics. From September 1987 to August 1998, Mr. Fierko was President and CEO of Ecowater International, a holding company with operating companies in the water, waste and special process treatment industry. Prior to that, Mr. Fierko held several management positions over a 23-year career at General Electric Company. Mr. Fierko has developed extensive expertise in all phases of manufacturing operations, which has helped to guide both the Board and management in developing and our implementing manufacturing plans. In addition, as the CFO of a division of a public company and the Chairman of our Audit Committee, Mr. Fierko is intimately familiar with our finances and works closely with our CFO on developing financial strategies for our company.

Clifford H. Schwieter, age 64, has been a director of Stratasys since 1994. Since 2009, Mr. Schwieter has been the President and a Managing Director of C.H. Schwieter and Associates, LLC, a management and financial consulting firm; he also served in that capacity from 1994 to 2002. From 2002 to 2009, Mr. Schwieter was the President and Chief Executive Officer of Concise Logic, Inc., a software development company focused on semiconductor design tools. From July 1992 to March 1994, he served as President, Chief Executive Officer and a director of Centric Engineering Systems, Inc., which was engaged in the development of mechanical design and analysis software for computing systems ranging from workstations to mainframes and massively parallel networked computing environments. Mr. Schwieter was Vice President and General Manager of the Electronic Imaging Systems Division of the DuPont Company from 1986 to 1991. From 1971 to 1986, Mr. Schwieter was with the General Electric Company, where he served as Vice President of GE’s Calma Company from 1985 to 1986 and was responsible for that subsidiary’s worldwide business in the mechanical design and factory automation arena. He was President and Representative Director of GE Industrial Automation, Ltd., a joint venture between GE and C. Itoh & Company located in Tokyo, from 1982 to 1985. Mr. Schwieter has developed extensive skills in technology development and emerging markets over his 30-year business career.

Gregory L. Wilson, age 64, has been a director of Stratasys since 1994. Mr. Wilson has been Chairman of the Board of SimTek Fence, a manufacturer of polymer rock products, since 2007. He was, with his wife Kathy R. Wilson, a co-founder of Mity Enterprises, Inc., a manufacturer of innovative institutional furniture, and served as Chairman of the Board of that company from its inception in 1987 to July 17, 2007 when it was acquired by MITY Holdings, LLC, a subsidiary of Sorenson Capital Partners, L.P., and Peterson Partners L.P. From its inception until May 2002, he also served as President of Mity. From 1982 until 1987, Mr. Wilson was President of Church Furnishings, Inc., in Provo, Utah. Mr. Wilson served as a Financial Analyst at the Ford Motor Company and as General Manager of the Stereo Optical Company in Chicago, Illinois. Mr. Wilson also serves on the board of directors of Design Imaging, Inc., a manufacturer of imaged composite panel systems in Orem, Utah.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. SEC regulations also require us to identify in this annual report any person subject to this requirement who failed to file any such report on a timely basis.

Based on our review of the reports we have received and written representations that no other reports were required for 2011, we believe that all Section 16(a) reporting requirements applicable to our executive officers and directors and persons who own more than 10% of a registered class of our equity securities in 2011 were satisfied in a timely fashion, except that Ralph E. Crump filed one report on Form 4 late.

Availability of Information and Communications with the Board

We have established a Corporate Governance section on our website, at www.stratasys.com, which is accessible by clicking “Investors” and then clicking “Corporate Governance.” The charters of our Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee are posted there. Additional materials may be added in the future.

Code of Ethics

In addition, our Board has adopted our Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is filed as Exhibit 14.1 to our 2008 Annual Report on Form 10-K and can be accessed at the SEC’s website www.sec.gov. This Form 10-K/A annual report and our 2011 Annual Report on Form 10-K are also available on our website, www.stratasys.com.

Stockholders may also obtain free printed copies of these materials by contacting Investor Relations as follows:

Stratasys, Inc.
7665 Commerce Way
Eden Prairie, Minnesota 55344
Attention: Shane Glenn – Director of Investor Relations
Email: shane.glenn@stratasys.com

You may address written communications to our non-management directors or, if requested, the full Board of Directors, by mail or courier to Stratasys, Inc., Attention: Secretary, 7665 Commerce Way, Eden Prairie, Minnesota 55344, or by email to Shane Glenn, shane.glenn@stratasys.com.

Board Committees

Audit Committee. The Audit Committee is composed of three independent directors. The current members are Edward J. Fierko (Chairman), Clifford H. Schwieter, and John J. McEleney, each of whom served on the Committee throughout 2011. Each member of the Audit Committee qualifies as “independent” for purposes of membership on the Audit Committee pursuant to Nasdaq listing requirements and SEC rules and is “financially literate” as required by Nasdaq listing requirements. In addition, our Board has determined that Mr. Fierko qualifies as an “audit committee financial expert” as defined by SEC rules and meets the qualifications of “financial sophistication” under the Nasdaq listing requirements as a result of his experience as an officer of a public company. Other members of the Audit Committee who have served as chief executive officers or chief financial officers of public companies or have similar experience or understanding with respect to certain accounting and auditing matters may also be considered audit committee financial experts. You should understand that these designations relate to our Audit Committee members’ experience and understanding with respect to certain accounting and auditing matters do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee or of our Board.

The Audit Committee held four meetings in 2011. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent auditors, who report directly to the Audit Committee. In addition, the Audit Committee is responsible for addressing complaints received by Stratasys regarding any accounting, internal accounting controls or auditing matters, as well as employees’ concerns regarding any questionable accounting or auditing matters. The duties of the Audit Committee also include reviewing and considering actions of management in matters relating to audit functions, reviewing reports from various regulatory authorities, reviewing our system of internal controls and procedures, and reviewing the effectiveness of procedures intended to prevent violations of laws and regulations. The Committee’s authority and responsibilities are set forth in its Charter, which is available on our website www.stratasys.com.

Compensation Committee. The Compensation Committee is composed of three independent directors. The current members are Clifford H. Schwieter (Chairman), Edward J. Fierko, and John J. McEleney, all of whom served on the Committee throughout 2011. The Board of Directors has determined that under applicable SEC regulations, Nasdaq listing standards, and Internal Revenue Code rules, all of the members of the Compensation Committee are independent, non-employee, outside directors. A current copy of the Compensation Committee’s Charter is available on our website at www.stratasys.com.

The Compensation Committee held seven meetings in 2011, four of which were conducted by telephone conference call. The Compensation Committee recommends to the Board policies for executive compensation and approves the remuneration of all our officers, including our Chief Executive Officer (“CEO”). It also administers our stock option and incentive compensation plans and recommends the establishment of and monitors the compensation and incentive program for all Stratasys executives.

The Compensation Committee acts on elements of executive officer compensation at specified times during the year. Shortly before the end of each year, the Compensation Committee comprehensively reviews the total compensation of each executive officer and relevant peer group comparisons with the Compensation Committee’s independent, external compensation consultant. Decisions on executive officer salaries for the following year are made at the same meeting.

In the first quarter of each year, the Compensation Committee determines the amount of the payments to be made to officers under the annual incentive compensation plan based on performance achieved during the preceding year. In the same quarter, the Compensation Committee sets the performance metrics for the current year’s incentive compensation plan.

The Compensation Committee generally considers stock option grants for executive officers and other employees at or about the same time as it establishes the compensation plan for the year. This may occur during the last quarter of the year preceding the implementation of the compensation plan or the first quarter of the ensuing year. Depending on the status of the plan at the time and other factors, such as the amount of the charge against earnings resulting from a grant, the Compensation Committee may make grants at other times of the year or defer making grants in a particular year. The Compensation Committee generally delegates authority to the CEO to recommend grants of options to employees other than executive officers. However, our Board approves all such grants at the meeting at which stock options are granted to the executive officers.

The Compensation Committee retained Keystone Compensation Group LLC, Minneapolis, Minnesota, as its compensation consultant in connection with executive compensation for 2011.

Our senior management works closely with the Compensation Committee to evaluate and recommend compensation for our other officers and employees. In addition, the CEO makes recommendations to the Compensation Committee regarding compensation for our Chief Operating Officer and Chief Financial Officer.

The report of the Compensation Committee appears in Item 11 of this Form 10-K/A.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is composed of three independent directors. The current members are Gregory L. Wilson (Chairman), Edward J. Fierko and Clifford H. Schweiter, all of whom served on the Committee throughout 2011. The Board of Directors has determined that under applicable Nasdaq listing standards, all of the members of the Nominating and Corporate Governance Committee are independent. A current copy of the Nominating and Corporate Governance Committee’s charter is available on our website at www.stratasys.com.

The Nominating and Corporate Governance Committee held two meetings in 2011. In connection with its nominating function, the Committee evaluates and recommends to the Board director nominees to fill vacancies that may occur on the Board of Directors and its standing committees. In connection with its corporate governance function, the Committee reviews and recommends to the Board corporate governance principles applicable to Stratasys, including the evaluation and recommendation of criteria for membership on the Board and the composition and structure of the Board and its committees.

Executive Officers

In addition to S. Scott Crump, our Chairman, President, Chief Executive Officer, and Treasurer, the following individuals serve as our executive officers:

Thomas W. Stenoien, age 61, was appointed as our Chief Operating Officer in March 2005. Mr. Stenoien served as our Chief Financial Officer from May 1997 to March 2005. Mr. Stenoien also served as our Executive Vice President from 2001 to March 2005 and as our Secretary from 1999 to May 2006. Mr. Stenoien joined Stratasys in February 1993 as Controller and has also served as Director of Finance.

Robert F. Gallagher, age 57, was appointed as our Chief Financial Officer in March 2005 and was appointed as our Secretary in May 2006. Before joining Stratasys, Mr. Gallagher was the Chief Financial Officer of Selas Corporation of America, a manufacturer of micro-miniature components for the electronics industry, which is now known as Intricon Corporation. From October 2000 until June 2002, he was Chief Financial Officer for Visionics Corporation, a provider of biometric technologies and information systems. From October 1989 until June 2000, Mr. Gallagher was employed by TSI Incorporated, a diversified precision instrument company, last holding the position of Chief Financial Officer. Since June 2005, Mr. Gallagher has served on the Board of MOCON, Inc. (Nasdaq: MOCO), a manufacturer of measurement and analytic devices, where he is also a member of the audit committee.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Our Compensation Committee is principally responsible for developing our company-wide compensation program. This program is designed to enable all of our employees to receive an annual cash bonus if Stratasys achieves or exceeds the annual performance goals that the Committee establishes. In addition, our compensation program rewards our executives for long-term company performance. The objectives of our compensation program are:

  To attract, retain, motivate and incentivize our employees to help us achieve our business objectives.
  To encourage and reward superior individual performance.
  To encourage teamwork and reward group performance within our company.
  To align the interests of our executives with those of our stockholders by incentivizing increases in the long-term value of our Company.

Development of Our Compensation Program

In connection with the development of their annual business and financial plan each November, our management team establishes annual company and individual goals for the ensuing year. Consistent with those goals, management makes recommendations for compensation for our executives for that year. Under the plan, executive compensation consists of base salary, annual incentive compensation and long-term incentive compensation. The Committee reviews and evaluates management’s recommendations and reaches consensus with management on a final proposal. The Committee then presents the final proposal to the full Board of Directors, which adopts a final compensation program to be implemented for the next year.

For 2011, the Committee compared our executives’ compensation with compensation paid to executives at other similar publicly traded manufacturing companies of comparable size. Keystone Compensation Group LLC, an executive compensation consulting firm headquartered in Minneapolis, Minnesota, assisted the Committee in making this evaluation. The Committee generally has targeted our executive compensation within the third quartile of executive compensation for comparable companies. The companies included in the peer group for 2011 were:

Compellent Technologies, Inc.	Rimage Corporation
Digi International, Inc.	Sur Medics, Inc.
Intervac, Inc.	3D Systems Corporation
MTS Systems Corporation	Ultratech, Inc.
Nordson Corporation

Based on the survey conducted by our compensation consultant and other information that it provided to us, we determined that the compensation that we paid to most senior executive officers was significantly below the third quartile of our peer group companies. Accordingly, we instituted a plan to increase their base compensation over a period of two years to bring their compensation into the third quartile target range.

The Components of Our Compensation Program

Base Salary. Prior to 2011, we based executives’ annual base salaries on their individual performance in the prior year, job responsibilities, expected future contributions and salaries paid to executives with similar responsibilities at comparable companies. As we seek to weigh total compensation more heavily toward incentives, base salaries for our executives tend to range below the median salary for executives at comparable companies. As indicated above, since their base compensation has been substantially below the median for our peer group companies, we decided to increase their base compensation for 2011 while maintaining short-term and long-term incentive plans that would bring total compensation into the third quartile target range.

In accordance with management’s recommendation, we increased the salaries of all of our employees, including our executive officers, for 2011. Accordingly, the Committee increased Mr. Crump’s annual base salary for 2011 to $215,200, which was a 3% increase over his 2010 salary of $208,930.

Our CEO proposes the base salaries for Thomas W. Stenoien, our Chief Operating Officer, and Robert F. Gallagher, our Executive Vice President and Chief Financial Officer. Based on this recommendation, the Committee set Mr. Stenoien’s base salary at $182,230 and Mr. Gallagher’s base salary at $221,248 for 2011. The Committee has determined that Mr. Gallagher’s duties and responsibilities have a less direct impact on achievement of our performance goals than Mr. Crump’s or Mr. Stenoien’s and that as Executive Vice President as well as Chief Financial Officer, Mr. Gallagher has more expansive responsibilities than those of a CFO alone. Therefore, it has recommended that Mr. Gallagher’s total cash compensation be more heavily weighted to his base salary than Messrs. Crump and Stenoien, whose total cash compensation is more significantly weighted to their annual incentive compensation plans.

Annual Incentive Compensation. We employ a “management by objectives” philosophy at Stratasys and align annual incentive compensation for our executives with their achievement of the objectives that we establish for them. Executives responsible for internal operating or management groups, such as research and development, manufacturing, system sales and human resources, have different management objectives. These objectives may include:

  The number of new products or product enhancements introduced.
  Development of specific training programs.
  Implementation of new manufacturing procedures.

  Development of new or improved inventory ordering and control procedures.
  Sales of a specific number of systems.

We base annual incentive compensation for our CEO, COO and CFO on achieving corporate financial objectives, including, from time to time, revenue, operating profit, backlog, net income, earnings per share and other such financial metrics.

For 2011, the Committee established a target bonus for each executive, which would be paid if specified objectives were met. An executive could earn from 0% to 130% of the target bonus depending upon achievement of the objectives. If Stratasys failed to achieve 85% of a specified objective, no bonus would be paid with respect to that objective. If Stratasys achieves 115% of a specified objective, the maximum bonus equal to 130% of the target bonus would be paid with respect to that objective. Our annual plan established both quarterly and annual performance objectives for our executives. Consistent with our desire to have our executives achieve the interim plan objectives, we pay bonuses quarterly based upon achievement of the interim plan goals.

If Stratasys does not achieve the performance goals that would result in payment under the plan, the Board will consider payment of a bonus based on actual company performance. Conversely, if we surpass the performance goals that would result in a payment of the maximum amount payable under the plan, the Board may award an additional bonus. In these circumstances the amount of the bonus varies at the discretion of the Board. In 2011, we awarded Mr. Gallagher an additional bonus of $8,000 on this basis for his performance in connection with Stratasys’ acquisition of Solidscape, Inc. in May 2011.

From time to time, circumstances arise in which an executive achieves some interim plan objectives, but fails to achieve annual plan objectives, resulting in an overpayment of the bonus for the year. In that instance, we may negotiate a repayment plan with the executive. We also have circumstances in which an executive is unable to achieve his or her management objectives due to circumstances beyond his or her control. In those instances, our Board of Directors may grant a bonus to the executive based upon the individual’s performance and the performance of the executive’s group in light of the adverse circumstances.

In 2011, the Committee based 50% of annual incentive compensation for Messrs. Crump, Stenoien and Gallagher on achievement of the 2011 corporate revenue objective of $138.8 million and 50% on achievement of the 2011 corporate operating income objective of $21.9 million. As these objectives were established before our acquisition of Solidscape, Inc. in May 2011, we did not include revenue or operating income from Solidscape in our determination of achievement of the stated goals. We had actual revenue for 2011 of $147.7 million, or approximately 106.4% of the target amount, and actual operating income for 2011 of $29.0 million, or approximately 132.3% of the target amount. Accordingly, under the plan, Mr. Crump earned $63,448, Mr. Stenoien earned $57,377, and Mr. Gallagher earned $37,888 of incentive compensation in connection with achievement of 106.4% of the revenue target; and Mr. Crump earned $73,151, Mr. Stenoien earned $66,152, and Mr. Gallagher earned $43,683 of incentive compensation in connection with achievement of 132.3% of the operating income target.

Stock Option Awards. Since the inception of Stratasys, we have granted stock options as the principal long-term equity incentive for our executives and employees. Stock options enable recipients to derive a financial gain from the appreciation in our stock price from the date that the option is granted to the date of exercise, which we believe aligns the interests of our executives and employees with the long-term interests of our stockholders.

The Committee recommends all stock option awards to the full Board of Directors, which makes all awards. We set the exercise price of our stock options at the closing price of our common stock on Nasdaq on the date of grant. Options generally vest in equal annual installments over a minimum of four years and generally have a term of between five and ten years. The Board generally awards stock options when it approves the annual compensation plan, which may range between October and February, depending on when the final plan is approved. The Board has delegated authority to our CEO to make interim awards of stock options to new hires as those employees join our company. Awards to new executive hires above the CEO’s delegated authority require Board approval. The Committee has determined the number of options to be granted on the basis of, among other things, the overall annual compensation plan for executives, the number of options granted to executives at peer group companies, and the Black-Scholes estimate of the value of the options granted.

The Board made stock option awards to our executives, including the Named Executive Officers, on July 29, 2011. It granted 18,000 options to Mr. Crump and 16,000 options each to Mr. Stenoien and Mr. Gallagher as part of their basic compensation package for 2011. All of the foregoing options were granted at an exercise price of $25.50 per share, which was the closing price of the Company’s common stock on July 29, 2011. The options vest in five equal annual installments commencing on the first anniversary of the date of grant and expire six years and one month after the date of grant. The Committee and the Board have determined that the vesting and term of these options will serve as a long-term incentive and retention vehicle.

Benefits. Our executives, including the Named Executive Officers, receive the same benefits as all of our other employees. This includes health insurance, paid vacation and matching contributions to our 401(k) plan of up to $3,000 per year. Our executives do not receive any additional benefits, nor are they entitled to any specific perquisites as a part of our compensation program. We believe that our benefits are competitive with comparable peer group companies.

2012 Compensation Program. In keeping with our goal to increase the base compensation of our Named Executive Officers into the third quartile target range based on survey results, we increased their base compensation for 2012, effective April 1, 2012. We increased Mr. Crump’s base compensation to $255,198, which was a 19% increase over his 2011 base compensation of $215, 200. We also increased Mr. Stenoien’s base compensation to $222,229 from $182,230 in 2011, a 22% increase, and Mr. Gallagher’s base compensation to $247,285 from $221,248 in 2011, a 12% increase.

We also established the incentive compensation plan that sets forth performance goals and targets for bonuses for our Named Executive Officers for calendar year 2012, which weighs their overall compensation for 2012 more heavily on incentive compensation rather than base compensation. Partial payments of bonuses under the plan may be awarded quarterly based upon achieving interim targets.

The performance goals and weight factors applicable to the foregoing Named Executive Officers under the plan are achievement of the revenue goal, 50% weighting, and achievement of operating profit goal, 50% weighting. Each Named Executive Officer is assigned an individual target opportunity for payments under the plan, ranging from 0% to 130% of his 2012 target. The target amount under the plan for each Named Executive Officer is as follows:

Target as a %
of Actual 2012
Named Executive Officer	Base Salary
S. Scott Crump	67.6%
Thomas W. Stenoien	72.8%
Robert F. Gallagher	42.9%

We will not make any payment under the plan with respect to either performance target unless we achieve at least 85% of that target in 2012.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

The Compensation Committee establishes and oversees the design and functioning of the Company’s executive compensation program. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012.

Compensation Committee:

Clifford H. Schwieter, Chairman
Edward J. Fierko
Gregory L. Wilson

Summary Compensation Table

The following table summarizes the compensation of our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer for the last three completed fiscal years (the “Named Executive Officers”). We did not have any other executive officers during 2011.

					Non-Equity
				Option	Incentive Plan	All Other
Name and		Salary	Bonus(1)	Awards(2)	Compensation(3)	Compensation(4)	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
S. Scott Crump	2011	215,200	-	88,228	136,599	3,000	443,027
	2010	208,930	-	70,662	142,041	-	421,633
Chairman,	2009	203,252	29,870	49,736	-	946	283,804
President
and Chief
Executive
Officer

Thomas W. Stenoien	2011	182,230	-	83,895	123,529	3,000	392,654
	2010	176,921	-	68,289	128,450	2,022	375,682
Chief	2009	174,056	49,052	26,974	-	801	250,883
Operating
Officer

Robert F. Gallagher	2011	221,248	8,000	96,164	81,571	3,000	409,983
	2010	201,248	-	80,154	61,365	231	342,998
Executive	2009	196,948	48,367	32,905	-	906	279,126
Vice President and
Chief Financial
Officer
____________________

(1)	The amounts in this column reflect discretionary bonuses awarded to the Named Executive Officers for 2009 and paid in the subsequent year and a bonus awarded in 2011 to Mr. Gallagher for the successful acquisition of Solidscape.

(2)	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, in accordance with FASB ASC Topic 718. These amounts include options granted in 2007, 2008, 2009, 2010 and 2011 for stock option awards as described in footnote 17 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 12, 2012. The assumptions made in the valuation of such options are set forth in footnote 17.

(3)	The amounts in this column are payments of annual incentive awards for 2011 and 2010.

(4)	The amounts in this column reflect matching contributions of $3,000 paid in 2011 in connection with each Named Executive Officer’s 401(k) plan, $231 paid in 2010 in connection with Mr. Gallagher’s 401(k) plan, $946 paid in 2009 in connection with Mr. Crump’s 401(k) plan, $801 paid in 2009 in connection with Mr. Stenoien’s 401(k) plan, and $906 paid in 2009 in connection with Mr. Gallagher’s 401(k) plan.

Grants of Plan-Based Awards

The following table provides information regarding 2011 grants of annual awards for the Named Executive Officers, including the range of estimated possible payouts under our annual management incentive compensation plan and the exercise price and grant date fair value of stock options. These award opportunities align executives’ interests with stockholders by providing an incentive to increase stock price and improve our long-term financial performance.

				All Other			Grant Date
		Estimated Possible		Option	Exercise		Fair
		Payout Under		Awards:	or Base	Closing	Value of
		Non-Equity Incentive		Number of	Price of	Price	Stock and
		Plan Awards(1)		Securities	Option	on Grant	Option
	Grant	Target	Maximum	Underlying	Awards(2)	Date	Awards(3)
Name	Date	($)	($)	Options	($/Sh)	($/Sh)	($)
S. Scott Crump

Annual Incentive Option	7/29/11	112,540	146,302	18,000	25.50	25.50	199,260

Thomas W. Stenoien

Annual Incentive Option	7/29/11	101,772	132,304	16,000	25.50	25.50	177,120

Robert F. Gallagher

Annual Incentive Option	7/29/11	67,204	87,365	16,000	25.50	25.50	177,120
____________________

(1)	Represents the target and maximum potential payouts pursuant to the management incentive compensation plan, which is a cash incentive plan. The Compensation Committee established a target payment for each Named Executive Officer based on achievement of revenue and operating profit goals. Because the lowest payout under the plan is zero, we have not included a column for threshold payments. The annual incentive plan is described under “Compensation Discussion and Analysis—The Components of our Compensation Program, Annual Incentive Compensation,” above.

(2)	The stock option program is described in “Compensation Discussion and Analysis—The Components of our Compensation Program, Stock Option Awards,” above. Our equity compensation plans provide that the exercise price will be not less than the “Fair Market Value” on the date of grant, and define Fair Market Value as the closing price of our common stock on Nasdaq on the date of grant.

(3)	Refer to note 17, “Stock options and warrants,” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 12, 2012, for the relevant assumptions used to determine the FASB ASC Topic 718 grant date fair value of our stock option awards.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning shares of our common stock covered by exercisable and unexercisable options and unvested or unearned stock awards held by the Named Executive Officers on December 31, 2011.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
		(1)
S. Scott Crump	11,200	2,800	(2)	23.04	11/07/2013
	8,400	5,600	(2)	13.22	11/22/2014
	5,600	8,400	(2)	9.90	06/04/2015
	3,200	12,800	(2)	18.26	02/12/2016
	–	18,000	(2)	25.50	08/29/2017

Thomas W. Stenoien	2,800	2,800	(3)	23.04	11/07/2013
	2,800	5,600	(3)	13.22	11/22/2014
	5,600	8,400	(3)	9.90	06/04/2015
	2,800	11,200	(3)	18.26	02/12/2016
	–	16,000	(3)	25.50	08/29/2017

Robert F. Gallagher	11,200	2,800	(4)	23.04	11/07/2013
	8,400	5,600	(4)	13.22	11/22/2014
	5,600	8,400	(4)	9.90	06/04/2015
	4,800	19,200	(4)	18.26	02/12/2016
	–	16,000	(4)	25.50	08/29/2017
____________________

(1)	Options granted in 2007, 2008, 2009, 2010 and 2011 vest in five equal annual installments commencing on the first anniversary of the date of grant; options granted in 2007 expire six years after the date of grant; options granted in 2008, 2009, 2010 and 2011 expire six years and one month after the date of grant. The amount that vests in any one year is further divided between incentive stock options and non-qualified stock options, to the extent permissible in accordance with federal income tax regulations.

(2)	The vesting dates of Mr. Crump’s unvested options awards are further detailed in the following table.

Grant Date	2012	2013	2014	2015	2016
11/08/2007	2,800	–	–	–	–
10/23/2008	2,800	2,800	–	–	–
05/04/2009	2,800	2,800	2,800	–	–
01/12/2010	3,200	3,200	3,200	3,200	–
	3,600	3,600	3,600	3,600	3,600

(3)	The vesting dates of Mr. Stenoien’s unvested options awards are further detailed in the following table.

Grant Date	2012	2013	2014	2015	2016
11/08/2007	2,800	–	–	–	–
10/23/2008	2,800	2,800	–	–	–
05/04/2009	2,800	2,800	2,800	–	–
01/12/2010	2,800	2,800	2,800	2,800	–
07/29/2011	3,200	3,200	3,200	3,200	3,200

(4)	The vesting dates of Mr. Gallagher’s unvested options awards are further detailed in the following table.

Grant Date	2012	2013	2014	2015	2016
11/08/2007	2,800	–	–	–	–
10/23/2008	2,800	2,800	–	–	–
05/04/2009	2,800	2,800	2,800	–	–
01/12/2010	4,800	4,800	4,800	4,800	–
07/29/2011	3,200	3,200	3,200	3,200	3,200

Option Exercises and Stock Vested

Set forth below for each of our Named Executive Officers is the number of shares of common stock for which options were exercised during the year ended December 31, 2011, and the aggregate dollar value realized upon exercise of such options. We have not granted any equity awards other than stock options to our Named Executive Officers or other employees.

Option Awards
Number of
	Shares	Value
	Acquired	Realized
	on Exercise	on Exercise
Name	(#)	($)
S. Scott Crump	-	-
Thomas W. Stenoien	9,800	214,160
Robert F. Gallagher	30,000	358,350

Equity Compensation Plan Information

The following table sets forth the number of securities to be issued upon the exercise of, and the weighted average exercise price of, outstanding options, warrants and rights, and the number of securities remaining available for future issuance, under our equity compensation plans as of December 31, 2011:

Number of
securities
remaining
available for
	Number of		future
	securities to		issuance
	be issued	Weighted	under equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders*	1,037,267	18.59	482,366
____________________

*	We do not have any equity compensation plans that have not been approved by security holders.

Director Compensation

As more fully described below, the following table summarizes the compensation during 2011 for each of our non-employee directors:

	Fees
	Earned or
	Paid in(1)	Option
	Cash	Awards(2)	Total
Name	($)	($)	($)
Ralph E. Crump	20,250	88,228	108,478
Edward J. Fierko	32,750	88,228	120,978
John J. McEleney	22,125	88,228	110,353
Clifford H. Schwieter	27,750	88,228	115,978
Gregory L. Wilson	25,250	88,228	113,478
____________________

(1)	Represents the total amount of annual fees and meeting fees paid for 2011, which are denominated and payable in cash.

(2)	Represents the compensation expense that we recognized during the year ended December 31, 2011, in accordance with the provisions of FASB ASC Topic 718 with respect to stock options granted in 2011. The exercise price of each option is the fair market value on the date of grant, which is the closing price per share of common stock as reported on the Nasdaq Global Select Market on that date. The options granted in 2008, 2009, and 2010 vest in five equal annual installments commencing on the first anniversary of the date of grant. The options granted in 2008, 2009 and 2010 expire six years and one month after the date of grant. Each director received a grant of 18,000 options on July 29, 2011. The exercise price of the options granted in 2011 is $25.20 per share, which is the same as the underlying stock price on the date of the grant. The grant date fair value of options is $11.07 per share. Refer to note 17 “Stock options and warrants,” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K filed on March 12, 2012, for the relevant assumptions used to determine the FASB ASC Topic 718 grant date fair value of our stock option awards.

The following table sets forth for each director the aggregate number of stock options outstanding as of December 31, 2011.

Name	Number of Options
Ralph E. Crump	76,000
Edward J Fierko	70,400
John J. McEleney	56,000
Clifford H. Schwieter	47,600
Gregory L. Wilson	47,600

Director Compensation Policies

S. Scott Crump, the Chairman of the Board, President, Chief Executive Officer and Treasurer, is the only director who is also an employee of Stratasys. He is not paid any fee or additional remuneration for service as a member of the Board, and he is not a member of any Board committee.

Directors who are not employees of Stratasys (“non-management directors”) received an annual fee for Board service of $12,000 as compensation as well as attendance fees of $1,500 for each meeting of the Board attended in person and $250 for each meeting attended by telephone. Each independent director will receive $2,500 per year for committee service and $250 for attendance at each committee meeting not held in conjunction with a regularly scheduled meeting of the Board. The Chairman of the Audit Committee receives an additional $5,000 per year. Directors are reimbursed for travel and other reasonable expenses incurred for the purpose of attending meetings of the Board and its committees.

Employee Compensation Policies and Practices as They Relate to Risk Management

Our compensation policies for all employees are designed to provide them with a reasonable base cash compensation along with both short-term and long-term incentive compensation, with a view to reducing the risk that any single employee or group of employees will take risks that will result in a material adverse effect on our financial condition. Cash compensation consists of a salary and an annual incentive bonus. We set employees’ salaries at a level that we believe will provide them with a steady income regardless of our performance so that executives do not have to focus on short-term Company performance criteria to the detriment of other important business metrics.

For executives and most other employees, we have generally set the target cash incentive bonus at between 15% and 50% of the executive’s or employee’s annual salary, with a cap of up to approximately 75% of annual salary. We believe that capping the annual incentive compensation in this way mitigates short-term risk taking, as bonus payouts are limited even if we dramatically exceed the targets. Furthermore, the performance measures are Company measures, rather than individual measures. Thus, we believe that this encourages our executives and other employees to take a balanced approach that focuses on overall corporate performance. Certain sales positions have the majority of their targeted compensation as incentive compensation tied to the sales they can generate. As all sales orders are approved at the corporate level, we do not believe this encourages taking risks that may have a material adverse effect on the Company.

For our long-term performance incentive, we grant stock options, which generally vest over five years and expire six years and one month after the grant date. Accordingly, these options are valuable only if our stock price increases over the long term. We believe that the short-term and long-term variable components of our compensation program motivates our executives and other employees to produce superior short- and long-term corporate results, without excessive risk.

Compensation Committee Interlocks and Insider Participation

Directors who were members of our Compensation Committee in 2011 are Mr. Schwieter, Mr. Fierko, and Mr. Wilson. During 2011, there were no compensation committee interlocks or other relationships to be reported under this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned, directly or indirectly, by (i) each person known by us to be the owner of more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”) and (iv) all of our directors and executive officers as a group, as of April 13, 2012, unless otherwise noted.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and is not necessarily indicative of beneficial ownership for any other purpose. Shares of our common stock that a person has a right to acquire within 60 days are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. We based our calculations of the percentage owned on 21,291,065 shares outstanding on April 13, 2012.

Except as otherwise indicated, each director and Named Executive Officer (1) has sole investment and voting power with respect to the securities indicated or (2) shares investment and/or voting power with that individual’s spouse.

The address of each director and Named Executive Officer listed in the table below is c/o Stratasys, Inc., 7665 Commerce Way, Eden Prairie, Minnesota 55344

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership		Percent of Class
Directors and Officers
S. Scott Crump	332,040	(1)	1.56%
Thomas W. Stenoien	16,800	(2)	*
Robert F. Gallagher	64,800	(3)	*
Ralph E. Crump	463,960	(4)	2.18%
Edward J. Fierko	96,700	(5)	*
John J. McEleney	11,100	(6)	*
Clifford H. Schwieter	21,200	(7)	*
Gregory L. Wilson	102,300	(8)	*
All directors and executive officers (8 persons)	1,108,900	(9)	5.17%
Beneficial Owners of More Than 5%
Waddell & Reed Financial, Inc.	1,169,927	(10)	5.50%
BlackRock, Inc.	1,544,489	(11)	7.29%
PRIMECAP Management Company	2,606,200	(12)	12.29%
The Vanguard Group, Inc.	1,099,227	(13)	5.18%
Kornitzer Capital Management, Inc.	1,512,650	(14)	7.14%
____________________

*	Represents less than 1% of our outstanding common stock.

(1)	Includes 31,600 shares issuable upon the exercise of stock options that are presently exercisable or exercisable within 60 days after April 13, 2012. Does not include 44,400 shares issuable upon the exercise of stock options that are not presently exercisable and will not be exercisable within 60 days after April 13, 2012. Also includes 169,703 shares owned of record by Mr. Crump’s wife. Mr. Crump disclaims beneficial ownership of the shares owned by his wife. In addition, Mr. Crump disclaims beneficial ownership of 216,180 shares owned of record and 31,600 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days after April 13, 2012 held by Ralph E. Crump, Mr. Crump’s father, and 216,180 shares owned of record by Mr. Crump’s mother.

(2)	Represents 16,800 shares issuable upon the exercise of stock options that are presently exercisable or exercisable within 60 days after April 13, 2012. Does not include 41,200 shares issuable upon the exercise of stock options that are not presently exercisable and will not be exercisable within 60 days after April 13, 2012.

(3)	Includes 34,800 shares issuable upon the exercise of stock options that are presently exercisable or exercisable within 60 days after April 13, 2012. Does not include 47,200 shares issuable upon the exercise of stock options that are not presently exercisable and will not be exercisable within 60 days after April 13, 2012.

(4)	Includes 31,600 shares issuable upon the exercise of stock options that are presently exercisable or exercisable within 60 days after April 13, 2012. Does not include 44,400 shares issuable upon the exercise of stock options that are not presently exercisable and will not be exercisable within 60 days after April 13, 2012. Also includes 216,180 shares owned of record by Mr. Crump’s wife. Mr. Crump disclaims beneficial ownership of all shares owned by his wife. In addition, Mr. Crump disclaims beneficial ownership of 130,737 shares owned of record and 31,600 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days after April 13, 2012 held by S. Scott Crump, and 169,703 shares owned of record by Mr. Crump’s daughter-in-law.

(5)	Includes 14,800 shares issuable upon the exercise of stock options that are presently exercisable or exercisable within 60 days after April 13, 2012. Does not include 44,400 shares issuable upon the exercise of stock options that are not presently exercisable and will not be exercisable within 60 days after April 13, 2012.

(6)	Represents 11,100 shares issuable upon the exercise of stock options that are presently exercisable or exercisable within 60 days after April 13, 2012. Does not include 44,400 shares issuable upon the exercise of stock options that are not presently exercisable and will not be exercisable within 60 days after April 13, 2012.

(7)	Includes 3,200 shares issuable upon the exercise of stock options that are presently exercisable or exercisable within 60 days after April 13, 2012. Does not include 44,400 shares issuable upon the exercise of stock options that are not presently exercisable and will not be exercisable within 60 days after April 13, 2012.

(8)	Includes 3,200 shares issuable upon the exercise of stock options that are presently exercisable or exercisable within 60 days after April 13, 2012. Does not include 44,400 shares issuable upon the exercise of stock options that are not presently exercisable and will not be exercisable within 60 days after April 13, 2012.

(9)	Includes 147,100 shares issuable upon the exercise of stock options that are presentably exercisable or exercisable within 60 days after April 13, 2012.

(10)	Represents stock beneficially owned as of December 31, 2011, as indicated on the Report on Schedule 13G/A filed by Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc., Waddell & Reed, Inc., Waddell & Reed Investment Management Company and Ivy Investment Management Company, 6300 Lamar Avenue, Overland Park, Kansas 66202. Waddell & Reed Investment Management Company exercises sole direct voting and dispositive power with respect to 1,099,764 shares and Ivy Investment Management Company exercises sole direct voting and dispositive power with respect to 70,163 shares. The percentage of shares is based on the number of shares outstanding on December 31, 2011 and assumes no acquisition or disposition by Waddell & Reed Investment Management Company or Ivy Investment Company since December 31, 2011.

(11)	Represents stock beneficially owned as of December 31, 2011, as indicated on the Report on Schedule 13G/A filed by BlackRock, Inc., BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Investment Management, LLC, BlackRock Asset Management Australia Limited, BlackRock Investment Management, LLC., Black Rock (Luxemborg) S.A., and Blackrock Asset Management Ireland Limited, 40 East 52nd Street, New York, New York 10022. BlackRock, Inc. exercises sole voting and dispositive power with respect to 1,544,489 shares. The percentage of shares is based on the number of shares outstanding on December 31, 2011 and assumes no acquisition or disposition by BlackRock, Inc. since December 31, 2011.

(12)	Represents stock beneficially owned as of December 31, 2011, as indicated on the Report on Schedule 13G/A filed by PRIMECAP Management Company, 225 South Lake Avenue, #400, Pasadena, California 91101. PRIMECAP Management Company exercises sole voting power with respect to 2,076,200 shares and sole dispositive power with respect to 2,606,200 shares. The percentage of shares is based on the number of shares outstanding on December 31, 2011 and assumes no acquisition or disposition by PRIMECAP Management Company since December 31, 2011.

(13)	Represents stock beneficially owned as of December 31, 2011, as indicated on the Report on Schedule 13G filed by The Vanguard Group, Inc., 100 Vanguard Boulevard, Malvern, Pennsylvania 19355. The Vanguard Group, Inc. exercises sole voting power with respect to 29,451 shares, shared dispositive power with respect to 1,069,776 shares, and sole dispositive power with respect to 29,451 shares. The percentage of shares is based on the number of shares outstanding on December 31, 2011 and assumes no acquisition or disposition by The Vanguard Group, Inc. since December 31, 2011.

(14)	Represents stock beneficially owned as of December 31, 2011, as indicated on the Report on Schedule 13G filed by Kornitzer Capital Management, Inc., 5420 West 61st Place, Shawnee Mission, Kansas 66205. Kornitzer Capital Management, Inc. exercises sole voting power with respect to 1,512,650 shares, shared dispositive power with respect to 1,485,150 shares, and sole dispositive power with respect to 27,500 shares. The percentage of shares is based on the number of shares outstanding on December 31, 2011 and assumes no acquisition or disposition by Kornitzer Capital Management, Inc. since December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There were no related party transactions during the two-year period ended December 31, 2011, based on the definition of “related person” provided in the SEC rules. In addition, during our last two fiscal years, each security holder identified in the Beneficial Ownership Table (other than directors and officers) was a financial institution and, accordingly, had no immediate family members that could be related persons. Finally, our Chief Financial Officer monitors reports filed with the SEC on Schedule 13D or Schedule 13G to determine the owners of more than 5% of our common stock from time to time. In connection with his monitoring of such holders as well as our payables, receivables and other third-party transactions, he would become aware of any transaction with such holders that would be required to be reported hereunder. There were no such transactions during the applicable period.

In light of their experience as long-time directors or executive officers of our Company and other public companies, we believe that all of our directors and executive officers are fully aware of the rules relating to the reporting of related party transactions and highly sensitive to the possibility that our Company might engage in a related party transaction. Accordingly, we expect each of our directors and executive officers to report the existence of any potential related party transaction to our Board of Directors as soon as he becomes aware of such a transaction. Upon disclosure of any such potential transaction, our Board will review such transaction and determine whether it is a related party transaction required to be disclosed in this annual report. If our Board determines that it is a related party transaction, then it will evaluate whether the terms and conditions of the transaction are the same as those that would pertain to an arm’s-length transaction between unrelated parties or is otherwise in the best interests of our Company. Based on those criteria and our Board’s evaluation, our Board will vote on whether to approve the transaction.

We believe that our Board of Directors and our Company is small enough at this time that our directors and executive officers will be able to identify all potential related party transactions and bring them to the attention of the Board. However, as we grow, our Board is considering adopting a formal policy with respect to related party transactions.

Board Independence

Our Board of Directors has determined that none of our directors, except S. Scott Crump, the Chairman of the Board, President and Chief Executive Officer, and Ralph E. Crump, S. Scott Crump’s father, have a relationship with Stratasys, either as an officer or employee of Stratasys or its subsidiaries or any other relationship that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Therefore, each non-management director, other than Ralph E. Crump, is independent within the meaning of SEC regulations and the Nasdaq Stock Market, Inc. (“Nasdaq”) listing standards for director independence. The Board has three standing committees, the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Only independent directors serve on the standing committees of the Board, and accordingly, all members of those committees are also independent.

Item 14. Principal Accountant Fees and Services.

The aggregate fees we paid to Grant Thornton, LLP, our independent registered public accounting firm, for the years ended December 31, 2011 and December 31, 2010 were as follows:

	2011	2010
Audit Fees	$219,925	$190,944
Audit-Related Fees(a)	38,975	19,650
Total Audit and Audit-Related Fees	$258,900	$210,594
Tax Fees	14,348	-0-
All Other Fees	-0-	-0-
____________________

(a)	Audit-Related Fees consisted of fees paid for the audit of our 401(k) plan and use of an electronic accounting research site. Also includes fees related to the Solidscape acquisition.

The Audit Committee’s policy is that all audit and non-audit services to be performed by our independent registered public accounting firm must be approved in advance. The policy permits the Audit Committee to delegate pre-approval authority to one or more of its members and requires any member who pre-approves such services pursuant to that authority to report his decision to the Committee. The Audit Committee has delegated such authority to its Chair, Edward J. Fierko.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits.

     The exhibits filed as part of the Annual Report on Form 10-K, as amended, are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated by reference to this Item 15.

(b) Exhibits.

     See Exhibit Index.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATASYS, INC.

By:	/s/ S.	SCOTT CRUMP
S. Scott Crump
President and Chief Executive Officer
Dated:		April 27, 2012

Exhibits

EXHIBIT
NO.	DESCRIPTION
31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
____________________
(1) Filed herewith.