Form 10-Q
period 2012-03-31
STRATASYS INC
filed 2012-05-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of May 1, 2012 the Registrant had 21,291,065 shares of common stock, $.01 par value, issued and outstanding.

Stratasys, Inc.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	1

	Consolidated Statements of Operations and Comprehensive Income for the three months	2
	ended March 31, 2012 and 2011

	Consolidated Statements of Cash Flows for the three months ended	3
	March 31, 2012 and 2011

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II.	Other Information

Item 1A.	Risk Factors	22

Item 6.	Exhibits	24

Signatures		25

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$24,427,680	$20,092,200
Short-term investments - held to maturity	17,621,567	14,602,408
Accounts receivable, less allowance for doubtful
accounts of $1,010,000 at March 31, 2012
and $1,089,000 at December 31, 2011	28,149,480	26,230,289
Inventories	21,619,711	22,771,460
Net investment in sales-type leases, less allowance
for doubtful accounts of $258,000 at March 31,
2012 and $230,000 at December 31, 2011	3,846,831	3,295,039
Prepaid expenses and other current assets	2,617,025	3,259,012
Deferred income taxes	2,973,000	2,973,000

Total current assets	101,255,294	93,223,408

Property and equipment, net	41,494,535	39,669,433

Other assets
Goodwill	25,417,558	25,393,967
Other intangible assets, net	25,020,741	25,295,032
Net investment in sales-type leases	5,500,508	5,494,753
Long-term investments - held to maturity	29,904,534	32,581,472
Other non-current assets	145,332	112,300

Total other assets	85,988,673	88,877,524

Total assets	$228,738,502	$221,770,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$19,404,542	$19,368,197
Unearned revenues	10,486,025	9,768,610

Total current liabilities	29,890,567	29,136,807

Non-current liabilities
Deferred tax liabilities	6,760,000	6,760,000
Unearned revenues - long-term	2,656,101	2,562,195

Total liabilities	39,306,668	38,459,002

Commitments and contingencies

Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
26,978,696 and 26,933,301 shares issued at March 31,
2012 and December 31, 2011, respectively	269,787	269,333
Additional paid-in capital	119,619,707	118,134,006
Retained earnings	108,534,193	104,011,848
Accumulated other comprehensive income (loss)	12,572	(99,399)
Treasury stock at cost, 5,687,631 shares at March 31,
2012 and December 31, 2011	(39,004,425)	(39,004,425)

Total stockholders' equity	189,431,834	183,311,363

Total liabilities and stockholders' equity	$228,738,502	$221,770,365

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three Months Ended March 31,
	2012	2011
Net sales
Products	$37,545,792	$28,096,205
Services	7,418,309	6,481,924
	44,964,101	34,578,129

Cost of sales
Products	17,810,559	13,485,265
Services	4,198,599	2,842,412
	22,009,158	16,327,677

Gross profit	22,954,943	18,250,452

Operating expenses
Research and development	4,352,160	3,348,093
Selling, general and administrative	11,374,792	8,736,231
	15,726,952	12,084,324

Operating income	7,227,991	6,166,128

Other income (expense)
Interest income, net	250,426	205,781
Foreign currency transaction gains (losses), net	(52,337)	(131,115)
Other	97,625	1,396,606
	295,714	1,471,272

Income before income taxes	7,523,705	7,637,400

Income taxes	3,001,370	2,647,905

Net income	$4,522,335	$4,989,495

Net income per common share
Basic	$0.21	$0.24
Diluted	0.21	0.23

Weighted average common shares outstanding
Basic	21,265,772	21,009,871
Diluted	21,802,393	21,647,691

Comprehensive Income
Net income	$4,522,335	$4,989,495
Other comprehensive income (loss):
Foreign currency translation adjustment	111,971	221,641
Comprehensive income	$4,634,306	$5,211,136

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$4,522,335	$4,989,495
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,531,418	1,394,348
Amortization	1,118,300	759,836
Stock-based compensation	480,639	323,598
Excess tax benefit from stock options	(190,868)	(1,866,655)
Gain on disposal of property and equipment	-	(156,272)
Gain on sale of investment	-	(1,204,408)

Increase (decrease) in cash attributable to changes in operating and liabilities:
Accounts receivable, net	(1,919,191)	(1,827,967)
Inventories	246,870	(1,655,279)
Net investment in sales-type leases	(557,547)	(904,723)
Prepaid expenses	641,987	598,820
Other assets	(33,032)	134,615
Accounts payable and other current liabilities	226,759	2,164,073
Unearned revenues	811,321	857,717
Net cash provided by operating activities	6,879,445	3,607,198

Cash flows from investing activities
Proceeds from the maturity of investments	1,500,000	5,183,352
Proceeds from the sale of investments	4,802,917	-
Purchase of investments	(6,806,435)	(3,082,574)
Acquisition of property and equipment	(2,457,357)	(1,250,132)
Acquisition of intangible and other assets	(706,304)	(2,586,064)
Net cash used in investing activities	(3,667,179)	(1,735,418)

Cash flows from financing activities
Proceeds from exercise of stock options	814,648	4,606,743
Excess tax benefit from stock options	190,868	1,866,655
Net cash provided by financing activities	1,005,516	6,473,398

Effect of exchange rate changes on cash	117,698	185,194

Net increase in cash and cash equivalents	4,335,480	8,530,372
Cash and cash equivalents, beginning of period	20,092,200	27,554,411

Cash and cash equivalents, end of period	$24,427,680	$36,084,783

Supplemental disclosures of cash flow information:
Cash paid for taxes	$2,391,487	$303,282
Transfer of fixed assets to inventory	195,050	79,028
Transfer of inventory to fixed assets	1,099,929	794,014

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no net effect on previously reported results of operations. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, filed as part of the Company’s Annual Report on Form 10-K for such year.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The actual Solidscape net sales and net income included in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2012 and the supplemental unaudited pro forma net sales and net income of the combined entity had the acquisition been completed on the first day of the earliest period presented are as follows:

			Net Income Per
			Common Share -
(Unaudited)	Net Sales	Net Income	Diluted
Actual for the three months ended March 31, 2012	$3,390,714	$151,764	$0.01
Supplemental pro forma combined results of operations:
Three months ended March 31, 2011	37,865,383	5,282,702	0.24

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustments to the supplemental pro forma combined results of operations for the three months ended March 31, 2011 are as follows:

(Unaudited)

Net impact of the change in amortization of intangibles	$78,488
Add interest on loans and preferred stock no longer incurred
post-merger	288,645
Add management fees no longer incurred post-merger	53,588
Adjust taxes to the blended rate after business combination	(932,203)
$(511,482)

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

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. While the Company does not generally hold any investments for trading purposes, the Company did liquidate certain investments during the three months ended March 31, 2012. The Company believes that the liquidation of these investments was an isolated event that is unusual and nonrecurring in nature and was not reasonably anticipated. The net carrying value of liquidated investments was $4.5 million and the sale resulted in a gain of approximately $67,000. The Company does not currently hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at March 31, 2011 or December 31, 2011, as the fair value of those investments approximated cost.

The Company invests in certificates of deposit, corporate bonds, tax-free government bonds, and auction rate securities (“ARS”), all of which are insured. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at March 31, 2012 and December 31, 2011.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March, 31	December 31,
	2012	2011
	(unaudited)
Bonds	$17,621,567	$14,602,408
Short-term investments - held to maturity	17,621,567	14,602,408

Auction rate securities	2,000,000	2,000,000
Bonds	27,904,534	30,581,472
Long-term investments - held to maturity	29,904,534	32,581,472

Total investments	$47,526,101	$47,183,880

At March 31, 2012, the Company’s investments included:

  approximately $45.5 million in bonds maturing between July 2012 and September 2016, all of which have ratings between AAA and A3 at March 31, 2012; and

  approximately $2.0 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at March 31, 2012.

Note 4. Inventories

Inventories consisted of the following at March 31, 2012 and December 31, 2011, respectively:

	2012	2011
Finished goods	$8,241,814	$9,805,319
Raw materials	13,377,897	12,966,141
Total Inventory	$21,619,711	$22,771,460

Note 5. Material Commitments

The Company estimates that as of March 31, 2012 and December 31, 2011, it had approximately $14.8 million and $23.8 million, respectively, of purchase commitments for inventory from vendors. In addition to purchase commitments for inventory, the Company also has future commitments for leased facilities of approximately $2.0 million. The Company intends to finance its purchase commitments from existing cash and investments or from cash flows from operations.

Note 6. Earnings per Common Share

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

The additional common shares amounted to 536,621 and 637,820 for the three months ended March 31, 2012 and 2011, respectively. There were no options excluded from the dilution calculation for the three months ended March 31, 2012 and March 31, 2011, since the market price of the Company’s common stock exceeded the exercise price of all outstanding options.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information relative to stock options that were exercised in the respective periods:

	Periods Ended March 31,
	2012	2011
Proceeds from exercise of stock options	$814,648	$4,606,743
Number of options exercised	45,395	309,507
Weighted average exercise price	$17.95	$14.88

Tax benefit recognized in stockholders'
equity from stock option exercises	$(190,868)	$(2,340,177)

Note 7. Stock-Based Compensation

Stock-based compensation expense, the associated estimated deferred income tax benefit on nonqualified stock options and the current income tax benefit resulting from disqualifying dispositions of incentive stock options were as follows for the respective periods:

	Periods Ended March 31,
	2012	2011
Stock-based compensation expense	$480,639	$323,598
Income tax benefit	(183,248)	(176,458)
	$297,391	$147,140

There were no options granted in the three months ended March 31, 2012 or the three months ended March 31, 2011.

Note 8. Income Taxes

The Company uses a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) in accordance with ASC 740, Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required. The Company had unrecognized tax benefits of $1.7 million and $1.6 million at March 31, 2012 and December 31, 2011, respectively.

The effective tax rate of 39.9% for the quarter ended March 31, 2012 was higher as compared to the 34.7% effective rate for the same prior-year period. The increase is primarily due to non-deductible expenses related to the Company’s current efforts to combine with Objet Ltd. In addition, the federal research credit expired December 31, 2011 and, therefore, was not considered in computing the effective rate for the quarter ended March 31, 2012.

Note 9. Fair Value Measurements

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

During the quarter ended March 31, 2012, the Company had no significant measurements of assets or liabilities at fair value on a recurring or nonrecurring basis subsequent to their initial recognition.

Note 10. Foreign Currency Hedge

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

The Company hedged between €5.5 million and €9.8 million for the three months ended March 31, 2012 and between €4.5 million and €5.6 million for the three months ended March 31, 2011 of accounts receivable and cash that was denominated in Euros. The foreign currency forward contracts resulted in a currency translation loss of approximately $0.3 million and $0.5 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that the Company recorded.

The Company will continue to monitor exposure to currency fluctuations. Instruments that may be used to hedge future risks may include foreign currency forward, swap, and option contracts. These instruments may be used to selectively manage risks, but there can be no assurance that the Company will be fully protected against material foreign currency fluctuations.

Note 11. Accounting for Collaborative Arrangements

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

Due to the success of this initial arrangement, the Company is continuing this relationship under similar terms and objectives. During the three months ended March 31, 2012 and March 31, 2011, approximately $150,000 and $131,000, respectively, of research and development expenses were offset by payments that were received from that company.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Subsequent Events

On April 16, 2012, the Company and privately held Objet Ltd., a leading manufacturer of 3D printers for rapid prototyping, announced that the boards of directors of both companies had unanimously approved a definitive merger agreement (the “Merger Agreement”) under which the companies would combine in an all-stock transaction.

Under the terms of the agreement, Stratasys will merge with a subsidiary of Objet (“the Merger”), and Stratasys shareholders will receive one Objet ordinary share for each share of Stratasys common stock they own. Upon closing of the transaction, Stratasys shareholders are expected to own 55 percent and Objet shareholders are expected to own 45 percent of the combined company on a fully diluted basis using the treasury stock method.

The combined company, which will operate under the name Stratasys Ltd. and retain the Stratasys ticker symbol, “SSYS”, will have dual headquarters in Eden Prairie, Minnesota and Rehovot, Israel, the locations of Stratasys' and Objet's current headquarters, respectively, and will be registered in Israel.

The transaction, which is expected to be completed in the third quarter of 2012, is subject to, among other things, approval by Stratasys shareholders, registration of the Objet ordinary shares issuable to Stratasys shareholders with the Securities and Exchange Commission, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction of regulatory requirements and other customary closing conditions. The approval by the Objet shareholders is required for certain actions related to the Merger. Stratasys and Objet have entered into a voting agreement with the Objet shareholders holding the requisite majority for said actions to secure the vote. The transaction will be taxable to Stratasys shareholders.

In connection with the merger agreement, the Company’s board of directors has unanimously adopted a limited duration Rights Agreement (the "Rights Plan") and declared a dividend distribution of one common share purchase right (a "Right") on each outstanding share of its Common Stock. The Rights Plan is designed to ensure that all Stratasys stockholders receive fair and equal treatment in the event that an unsolicited attempt is made to acquire the company. It is intended to provide the board of directors with sufficient time to evaluate alternatives and to maximize value to stockholders.

Further information on the Merger Agreement and Rights Plan is available in our Current Report on Form 8-K dated April 13, 2012 and filed with the SEC on April 17, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Description of Business

     We develop, manufacture, and market a family of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, which enable engineers and designers to create physical models, tooling, jigs, fixtures, prototypes, and end use parts out of production grade thermoplastic directly from a computer aided design (“CAD”) workstation. Our systems and related consumable products are distributed mainly through a world-wide network of value added resellers and agents that sell and service our products to end users as well as through our OEM Agreement with HP. We also operate a service business that uses our systems to print parts from a customer’s CAD file, typically in situations where these customers have not yet purchased a system or do not have enough capacity on their existing systems.

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

     On April 16, 2012, Stratasys and privately held Objet Ltd., a leading manufacturer of 3D printers for rapid prototyping, announced that the boards of directors of both companies had unanimously approved a definitive merger agreement (the “Merger Agreement”) under which the companies would combine in an all-stock transaction. We believe the Objet technology is complementary to our technology and will create synergies in the respective sales channels. The transaction will position the combined company as a leader within the high-growth 3D printing and direct digital manufacturing industry. Details of the terms of the Merger Agreement and the merger are discussed below under “Developments in Our Business During the Period.”

     Summary of Financial Results

     For the quarter ended March 31, 2012, we recorded net income of $4.5 million, or $0.21 per diluted share, as compared to net income of $5.0 million, or $0.23 per diluted share, for the quarter ended March 31, 2011. Results for the first quarter of 2012 include three months of operations of Solidscape, which was acquired on May 3, 2011.

     Our revenues in the first quarter of 2012 increased to $45.0 million as compared to revenues of $34.6 million that were reported in the first quarter of 2011. Gross profit of $23.0 million in the first quarter of 2012 increased as compared to $18.3 million reported in the prior year.

     Our balance sheet continues to be strong. As of March 31, 2012, our cash and investments balance was approximately $72.0 million, up from $67.3 million at December 31, 2011. We generated approximately $6.9 million of cash from operations during the quarter, primarily driven by our net income adjusted for non-cash charges for depreciation, amortization and stock-based compensation. We also have no debt and believe that we have adequate liquidity to fund our growth strategy throughout 2012.

     Our Market Strategy and Description of Current Conditions

     It is our belief that we are successfully implementing our overall marketing strategy in the 3D printing, RP and DDM markets through the expansion of our distribution channel and the introduction of new products.

     Distribution Channel We use an extensive world-wide reseller network to market and sell our 3D printers, Fortus 3D production systems, and consumable materials, and to provide maintenance service and replacement parts. Most of the reseller outlets have 3D printers available for tradeshows, product demonstrations and other promotional activities. Many of them also enjoy a long-term presence in their respective territories making this distribution model highly effective relative to a direct sales model. In addition to our 3D Printers and 3D production systems, most resellers sell and service a third-party 3D solid CAD software package.

     In addition to our reseller network, we have initiated a program to recruit and train a significant number of new selling agents that will focus exclusively on selling our most affordable products. We have now recruited and trained over 90 sales agents in the U.S. who are focused exclusively on selling our uPrint and Mojo 3D printer lines. We expect this initiative, combined with the new low-cost Mojo 3D printing platform, will drive incremental new volume beginning late in the second quarter of 2012.

     In September 2011, we completed the initial term of a Master Original Equipment Manufacturer Agreement (the “OEM Agreement”) with Hewlett-Packard Company (“HP”), and are now in an extension term, which currently expires December 31, 2012. Under the OEM Agreement, we are manufacturing a line of FDM (“Fused Deposition Modeling”) 3D printers and related accessories and consumables exclusively for HP for resale under the HP DesignJet brand in eight European countries. We believe this distribution channel continues to be a valuable approach to increase sales and enhance awareness of 3D printing.

     3D Printers We are the unit leader in the commercial 3D printing market and have followed a strategy of moving down the price elasticity curve, evidenced by our introduction of the Mojo, uPrint and uPrint Plus systems. We believe our strategy of offering low-priced 3D printing systems combined with high reliability, ease of use and increased functionality will allow for an increase of 3D printers in the market and continue to make our 3D printers an attractive alternative to our competitors’ products. In May 2011, we acquired Solidscape whose 3D printers use Drop-on-Demand thermoplastic ink-jetting technology and high-precision milling to produce extremely high resolution parts with precise details and fine surface finish.

     We also believe our lower-priced systems and the expansion of our distribution channel will increase awareness of our technology and products. Lower-priced systems will reduce our margins as a percentage of revenue from the levels we have previously achieved, but we intend to compensate for these lower margins by expanding the market and unit volume for our 3D printers (and related proprietary consumables), thereby substantially increasing the number of 3D printers sold and our overall revenues and profits. Although we believe that there is a large market for our 3D printers, there can be no assurance that we will be able to increase our revenues sufficiently to maintain or increase our profitability.

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

     In February 2011, we obtained ISO 9001:2008 certification by maintaining a highly developed quality management system and continually improving its effectiveness in accordance with the ISO requirements. We believe that ISO certification is a key requirement in expanding our products’ applicability to the RP and DDM markets that we are focusing on, such as aerospace, defense, medical, and automotive. We will use this certification to demonstrate our ability to consistently provide products that meet customer and applicable regulatory requirements and enhance customer satisfaction through its effective application.

     We continued to collaborate with a Fortune 500 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications and expect to maintain this collaboration throughout 2012 for the seventh consecutive year.

     Recurring Revenues As our installed base of systems has increased, we expect an increasing amount of revenue from the sales of consumables, maintenance contracts, and other services. We have experienced an increase in consumable sales throughout 2011 and into 2012.

     RedEye Paid Parts Service Our RedEye paid parts service makes and sells physical models, tooling and prototype parts for RP and DDM applications based on our customers’ CAD files. We believe that a significant portion of RedEye sales have come from current system users that have had short-term capacity constraints on their own FDM systems. We believe that another part of RedEye sales has come from the rising demand for our technology in DDM applications, because of the production-grade thermoplastics used. To take advantage of the growth we see in our DDM customer base, we are adding staff to our existing sales force that will focus exclusively on large strategic accounts.

     Developments in Our Business During the Period

     In May 2012, we introduced the Mojo 3D Printer, which comes in a complete system called a 3D Print Pack. The Mojo 3D Print Pack is the market’s lowest-priced, professional-grade complete 3D printing system. Priced at $9,900 the Mojo 3D Print Pack contains everything needed to produce models, (including material, supplies and a support-removal system). To produce a model, Mojo employs a variation on traditional FDM material extrusion. The ABS material spool and the print head are integrated into a single package, called the QuickPack print engine. To ensure reliability, the print engine is single-use only, and a fresh print head is part of each material change. Modeling operations are controlled with Mojo’s preprocessing software, Print Wizard, which helps users manage workflow. Support material removal is also a simple process with the included WaveWash55. It is a self-contained, hands-free support removal system, and it requires no plumbing.

     In April 2012, Stratasys and privately held Objet Ltd., a leading manufacturer of 3D printers for rapid prototyping, announced that the boards of directors of both companies had unanimously approved a definitive merger agreement under which the companies would combine in an all-stock transaction. We expect the transaction to position the combined company as a leader within the high-growth 3D printing and direct digital manufacturing industry.

     Under the terms of the merger agreement, Stratasys will merge with a subsidiary of Objet, and Stratasys shareholders will receive one Objet ordinary share for each share of Stratasys common stock they own. Upon closing of the transaction, Stratasys shareholders are expected to own 55 percent and Objet shareholders are expected to own 45 percent of the combined company on a fully diluted basis using the treasury stock method.

     The combined company, which will operate under the name Stratasys Ltd. and retain the Stratasys ticker symbol, “SSYS”, will have dual headquarters in Eden Prairie, Minnesota and Rehovot, Israel, the locations of Stratasys' and Objet's current headquarters, respectively, and will be registered in Israel.

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

     During the quarter ended June 30, 2011, we signed a modification of our OEM Agreement with HP both expanding the territories and extending the term. The OEM Agreement now includes Austria, Switzerland and Ireland in addition to France, Germany, Italy, Spain and the United Kingdom and extends the expiration date to December 31, 2012.

     Cautionary Note Concerning Factors that May Affect Future Results

     Our current and future growth is largely dependent upon our ability to penetrate new markets and develop and market new rapid prototyping and manufacturing systems, materials, applications, and services that meet the needs of our current and prospective customers. Our expense levels are based in part on our expectations of future revenues. While we have adjusted, and will continue to adjust, our expense levels based on both actual and anticipated revenues, fluctuations in revenues in a particular period could adversely impact our operating results. Our ability to continue to implement our strategy in 2012 is subject to numerous uncertainties and risks, many of which are described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section below captioned “Forward Looking Statements and Factors That May Affect Future Results of Operations,” and in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2011 and our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC. We cannot ensure that our efforts will be successful.

Results of Operations
(unaudited)

     The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated. All items are included in or derived from our consolidated interim statements of operations.

Three-Month Periods Ended March 31,

	2012	2011
Net sales	100.0%	100.0%
Cost of sales	48.9%	46.8%
Gross profit	51.1%	53.2%
Research and development	9.7%	9.8%
Selling, general, and administrative	25.3%	25.5%
Operating income	16.1%	18.0%
Other income	0.7%	4.3%
Income before income taxes	16.7%	22.3%
Income tax expense	6.7%	7.7%
Net income	10.1%	14.5%

Net Sales

     Our net sales of $45.0 million in the quarter ended March 31, 2012 increased by 30.0% as compared to net sales of $34.6 million in the quarter ended March 31, 2011. The following is a breakdown of our revenues by products and services:

Three- Month Periods Ended March 31,

(In Thousands)			Period-over-
	2012	2011	period change
Products	$37,546	$28,096	33.6%
Services	7,418	6,482	14.4%
	$44,964	$34,578	30.0%

     Sales derived from products increased $9.4 million, or 33.6%, in the quarter ended March 31, 2012, as compared with the quarter ended March 31, 2011. System revenue grew by 32.2% as a result of increased sales of our higher priced Fortus 3D production systems and the addition of Solidscape in May 2011. We shipped 822 units in the first quarter of 2012 as compared with 567 units shipped in the first quarter of 2011. The increase in total units shipped as compared to the prior year is primarily due strong unit sales of our new Fortus 250mc, strong HP-branded 3D printer unit sales and the acquisition of Solidscape. Consumable revenue increased 29.6%, primarily driven by acceleration in customer usage, our growing installed base of systems and the acquisition of Solidscape in May 2011.

     Sales from our service offerings increased by approximately $0.9 million, or 14.4%, in the quarter ended March 31, 2012. Maintenance revenue increased by 7.0% for the three months ended March 31, 2012 as compared with the same prior-year period. This increase reflects our growing installed base of systems and strong Fortus system sales, which generally have higher attachment rates for maintenance contracts relative to our 3D printers. Sales from our RedEye paid parts service increased by 24.6% for the three months ended March 31, 2012 as compared to the prior year, primarily resulting from increased new customer business and an increase in average sales price.

     Revenues in the Americas region, which includes North and South America, accounted for approximately 52.3% and 54.9% of total revenue for the quarters ended March 31, 2012 and 2011, respectively. Revenues outside the Americas region accounted for approximately 47.7% and 45.1% of total revenues for the quarters ended March 31, 2012 and 2011, respectively.

Gross Profit

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2012	2011	period change
Products	$19,735	$14,611	35.1%
Services	3,220	3,639	-11.5%
Total	$22,955	$18,250	25.8%

Gross Profit as a Percentage of Related Sales
Products	52.6%	52.0%
Services	43.4%	56.1%
Total	51.1%	52.8%

     Gross profit increased by $4.7 million, or 25.8%, to $23.0 million in the quarter ended March 31, 2012 as compared with $18.3 million in the same prior-year period. The increase is primarily attributable to increased sales of our higher-margin Fortus 3D production systems and consumables, as well as the acquisition of Solidscape in May 2011.

     Product gross profit increased by 35.1% for the three months ended March 31, 2012 as compared to the same prior-year period. This increase is primarily due to increased volume to cover fixed overhead and a product mix that favored our higher priced Fortus systems, which included the introduction of our new Fortus 250mc 3D production system and the acquisition of Solidscape. The increase in gross profit as a percentage of related sales was primarily due to increased growth in our higher-margin Fortus systems and consumables. This was partially offset by strong growth in HP-branded 3D printers, which have relatively lower gross margin.

     Gross profit from services decreased by 11.5% for the three months ended March 31, 2012 as compared to the same prior-year period primarily due to lower margin RedEye paid parts service sales.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2012	2011	period change
Research & development	$4,352	$3,348	30.0%
Selling, general & administrative	11,375	8,736	30.2%
	$15,727	$12,084	30.1%
Percentage of sales	35.0%	35.2%

     Research and development expense increased by 30.0% for the three months ended March 31, 2012 as compared to the same prior-year period. The overall increase was driven primarily by new product initiatives within 3D printing, 3D production systems and Solidscape. Capitalized research and development expenditures for the quarter ended March 31, 2012 relating to internally developed software was approximately $437,000 as compared to $273,000 for the same prior-year period.

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

     Due to the success of this initial arrangement, we are continuing this relationship under similar terms and objectives. During the three months ended March 31, 2012 and March 31, 2011, approximately $150,000 and $131,000, respectively, of research and development expenses were offset by payments that were received from that company.

     Selling, general and administrative expenses increased by 30.2% for the three months ended March 31, 2012 as compared to the same prior-year period. The increase is primarily due to $1.0 million in expenses related to our current efforts to combine with Objet Ltd., sales commissions related to our new agent channel and the acquisition of Solidscape in May 2011.

Operating Income

     Operating income and operating income as a percentage of sales, as well as the percentage change in operating income, were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2012	2011	period change
Operating income	$7,228	$6,166	17.2%

Percentage of sales	16.1%	18.0%

     Operating income increased by $1.1 million, or 17.2%, in the quarter ended March 31, 2012 as compared with the same prior-year period. The overall increase in operating income was primarily attributable to increased product sales led by our higher-margin Fortus systems and consumables.

Other Income

     Other income as a percentage of sales and changes in other income were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2012	2011	period change
Interest income	$250	$206	21.4%
Foreign currency transaction losses	(52)	(131)	-60.3%
Other	98	1,396	-93.0%
	$296	$1,471	-79.9%

Percentage of sales	0.7%	4.3%

     Interest income increased by 21.4% for the three months ended March 31, 2012 as compared to the same prior-year period. The increase is primarily due to a higher effective interest rate of our investment portfolio.

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

Other income decreased by $1.3 million for the three months ended March 31, 2012 as compared to the prior-year period due to a gain on the sale of an equity investment that we maintained in an independent online parts quoting service company in the first quarter of 2011.

Income Tax Expense

     Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage change, were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2012	2011	period change
Income tax expense	$3,001	$2,648	13.3%

Effective tax rate	39.9%	34.7%

     The effective tax rate of 39.9% for the quarter ended March 31, 2012 was higher as compared to the 34.7% effective rate for the same prior-year period. The increase is primarily due to non-deductible expenses related to our current efforts to combine with Objet Ltd. In addition, the federal research credit expired December 31, 2011 and, therefore, was not considered in computing the effective rate for the quarter ended March 31, 2012.

Net Income

     Net income and net income as a percentage of sales, as well as the percentage change in net income, were as follows:

Three-Month Periods Ended March 31,

(In Thousands)			Period-over-
	2012	2011	period change
Net income	$4,522	$4,989	-9.4%

Percentage of sales	10.1%	14.4%

     Net income decreased during the three months ended March 31, 2012 as compared to the same prior year periods primarily due to higher research and development costs, expenses related to the pending Objet Ltd. transaction and a $1.3 million gain on the sale of an equity investment that we maintained in an independent online parts quoting service company in the first quarter of 2011.

Liquidity and Capital Resources
(unaudited)

     A summary of our consolidated interim statements of cash flows for the three months ended March 31, 2012 and 2011 are as follows:
(In Thousands)

	2012	2011
Net income	$4,522	$4,989
Depreciation and amortization	2,650	2,154
Stock-based compensation	481	324
Gain on disposal of property and equipment	-	(156)
Gain on sale of investment	-	(1,204)
Changes in operating assets and liabilities	(774)	(2,500)
Net cash provided by operating activities	6,879	3,607

Net cash used in investing activities	(3,667)	(1,735)
Net cash provided by financing activities	1,006	6,473
Effect of exchange rate changes on cash	118	186
Net increase in cash and cash equivalents	4,336	8,531
Cash and cash equivalents, beginning of period	20,092	27,554
Cash and cash equivalents, end of period	$24,428	$36,085

     Our cash and cash equivalents balance increased by $4.3 million to $24.4 million at March 31, 2012, from $20.1 million at December 31, 2011. The increase is primarily due to cash provided by operations.

     In the three months ended March 31, 2012, net cash provided by our operating activities was $6.9 million compared to cash provided by operating activities of $3.6 million during the comparable 2011 period. Our accounts receivable balance increased to $28.1 million at March 31, 2012 from $26.2 million as of December 31, 2011. This increase was principally due to sales growth and the acquisition of Solidscape. At March 31, 2012, our inventory balance decreased modestly to $21.6 million as compared to $22.8 million at December 31, 2011.

     Our investing activities used net cash of $3.7 million in first three months of 2012 as compared to $1.7 million in same prior-year period. We used net cash of approximately $0.5 million in connection with the purchase, maturity and sale of investments during the first three months of 2012 as compared to $2.1 million net cash received in 2011. We used cash of approximately $2.5 million for fixed asset additions in the first three months of 2012 as compared to $1.3 million in the same prior-year period. Net cash used for payments for intangible assets and other investments, including patents and capitalized software, was $0.7 million during the first three months of 2012 as compared to $2.6 million for the same prior-year period. Much of the capital expenditures in 2012 have been for equipment required by the ongoing needs of our business, including manufacturing facility improvements and fixtures for new products and consumable manufacturing.

     In the three months ended March 31, 2012 and March 31, 2011, net cash provided by financing activities of $1.0 million and $6.5 million resulted from the proceeds from the exercise of stock options and adjustment to income taxes payable for excess tax benefits from the exercise of stock options.

     For 2012, we expect to use our cash as follows:

  to finance the expenses of our combination with Objet Ltd;

  for improvements to our facilities;

  for the continuation of our leasing program;

  for working capital purposes;

  for information systems and infrastructure enhancements;

  for new product and materials development;

  for sustaining engineering;

  for the acquisition of equipment, including production equipment, tooling, and computers;

  for the purchase or development of intangible assets, including patents; and

  for increased selling and marketing activities, especially as they relate to the continued market and channel development.

     Our total current assets amounted to approximately $101.3 million at March 31, 2012, most of which consisted of cash and cash equivalents, investments, accounts receivable and inventories. Total current liabilities amounted to approximately $29.9 million and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

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

     We hedged between €5.5 million and €9.8 million for the three months ended March 31, 2012 and between €4.5 million and €5.6 million for the three months ended March 31, 2011 of accounts receivable and cash that was denominated in Euros. The foreign currency forward contracts resulted in a currency translation loss of approximately $0.3 million and $0.5 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that we recorded.

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

     We have identified several critical accounting policies that required us to make assumptions about matters that were uncertain at the time of our estimates. Had we used different estimates and assumptions, the amounts we recorded could have been significantly different. Additionally, if we had used different assumptions or if different conditions existed, our financial condition or results of operations could have been materially different. Certain critical accounting policies that were affected by the estimates, assumptions, and judgments used in the preparation of our consolidated interim financial statements are described in our Annual Report on Form 10-K for 2011.

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

     These forward-looking statements include statements regarding projected revenue and income in future quarters; the size of the 3D printing market; our objectives for the marketing and sale of our Dimension, Mojo and uPrint 3D Printers; our support removal systems; and our Fortus 3D production systems, particularly for use in direct digital manufacturing (DDM); the demand for our proprietary consumables; the expansion of our paid parts service; and our beliefs with respect to the growth in the demand for our products. Other risks and uncertainties that may affect our business include our ability to penetrate the 3D printing market; the success of our distribution agreement with HP; our ability to achieve the growth rates experienced in preceding quarters; our ability to introduce, produce and market consumable materials, and the market acceptance of these materials; the impact of competitive products and pricing; our timely development of new products and materials and market acceptance of those products and materials; the success of our recent R&D initiative to expand the DDM capabilities of our core FDM technology; and the success of our RedEyeOnDemandTM and other paid parts services. They also include statements about future financial and operating results of our company after the acquisition of Solidscape and anticipated benefits of the acquisition. Actual results may differ from those expressed or implied in our forward-looking statements. Such forward-looking statements involve and are subject to certain risks and uncertainties, which may cause our actual results to differ materially from those discussed in a forward-looking statement. Such risk factors include our ability to successfully integrate and market Solidscape products, our ability to attract and retain management and our ability to protect and defend intellectual property. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements, but we expressly disclaim any obligation to do so, even if our beliefs and expectations change. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for 2011. These forward-looking statements are based on assumptions, among others, that we will be able to:

  successfully close the proposed transaction with Objet Ltd. and successfully integrated the two businesses;

  continue to introduce new high-performance and 3D printing systems and materials acceptable to the market, and to continue to improve our existing technology and software in our current product offerings;

  successfully develop the 3D printing market with our Dimension BST, Dimension SST, Dimension Elite, Mojo and uPrint systems, and that the market will accept these systems;

  successfully develop the DDM market with our Fortus 360mc, 400mc and 900mc, and that the market will accept these systems;

  successfully integrate acquired businesses;

  control our operating expenses;

  expand our manufacturing capabilities to meet the expected demand generated by our Mojo, uPrint, Dimension BST, Dimension SST and Dimension Elite systems, our consumable products and our Paid Parts service and sales under our OEM Agreement with HP;

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

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that have a functional currency in Euros. Therefore, a hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.4 million for the continued maintenance of our European facility. We hedged between €5.5 million and €9.8 million for the three months ended March 31, 2012 and between €4.5 million and €5.6 million for the three months ended March 31, 2011 of accounts receivable and cash that was denominated in Euros. We believe that a hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by $4.0 million

Item 4. Controls and Procedures.

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

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

We encourage you to review the discussion of Forward Looking Statements and Factors That May Affect Future Results of Operations appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K, which could materially affect our business, financial condition or operating results. The risks described in our 2011 Form 10-K and those set forth below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

     In addition to the risk factors disclosed in 2011 Form 10-K, you should consider the following risk factors. Throughout the following risk factors, Stratasys is referred to as “we,” “us,” and “our.”

     Our pending merger with Objet Ltd. may present certain risks to our business prior to the closing of the merger,

     Pending completion of the merger with Objet Ltd., we will be operating as a separate company, and the pendency of the merger may have certain adverse effects on our business operations, including the following:

  employees may experience uncertainty, which might adversely affect our ability to retain, recruit and motivate key personnel;

  management’s attention and other company resources may be directed toward the completion of the merger, including integration planning, and may be diverted from day-to-day business operations, including pursuing other opportunities beneficial to us; and

  vendors, suppliers, customers and other third parties with business relationships with us may seek to terminate and/or renegotiate their relationships as a result of the merger.

     Failure to consummate the merger could negatively impact our future business and financial results and our stock price.

     If the proposed merger with Objet is not consummated, our ongoing financial results may be adversely affected, and without realizing any of the benefits of having consummated the merger, we will be subject to a number of risks, including the following:

  under certain circumstances we would be required to pay a termination fee to Objet of $28 million (in the case of a change of our board’s recommendation upon receipt of a superior acquisition offer) or $48 million (in the case of any other change in our board’s recommendation) and to reimburse Objet for certain expenses incurred by Objet in connection with the merger;

  we will be required to pay significant costs relating to the proposed reorganization and merger, including legal, accounting, filing and possible other fees and mailing, financial printing and other expenses in connection with the transaction whether or not the merger is consummated; and

  the current prices of our common stock may reflect a market assumption that the merger will occur, meaning that a failure to complete the merger could result in a decline in the price of our common stock.

     We also could be subject to litigation related to any failure to consummate the merger or to perform our obligations under the merger agreement, or related to any enforcement proceeding commenced against us. If the merger is not consummated, these risks may materialize and may adversely affect our business, financial results and stock price.

     Obtaining required approvals necessary to satisfy the conditions to the completion of the merger may delay or prevent completion of the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.

     The merger is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals of our stockholders, the effectiveness of the registration statement on Form F-4 to be filed by Objet regarding the proposed merger, and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “ HSR Act”).

     We cannot assure you that the required stockholder approval will be obtained or that the required closing conditions will be satisfied. Even if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If in connection with our filings under the HSR Act, we and Objet agree to any material requirements, limitations, costs or restrictions in order to obtain any approvals required to consummate the merger, these requirements, limitations, costs or restrictions could adversely affect the anticipated benefits of the merger. This could result in a failure to consummate these transactions or have a material adverse effect on the combined company’s business and results of operations.

Item 6. Exhibits

     (a) Exhibits.

3.1	Amended and Restated Bylaws of Stratasys, Inc. dated April 13, 2012.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

Date: May 9, 2012	Stratasys, Inc.

	By:	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer