Form 10-Q
period 2012-06-30
STRATASYS INC
filed 2012-08-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 1, 2012 the Registrant had 21,336,451 shares of common stock, $.01 par value, issued and outstanding.

Stratasys, Inc.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	1

	Consolidated Statements of Operations and Comprehensive Income for the three and six months	2
	ended June 30, 2012 and 2011

	Consolidated Statements of Cash Flows for the six months ended	3
	June 30, 2012 and 2011

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

Part II.	Other Information

Item 1.	Litigation	21

Item 1A.	Risk Factors	21

Item 6.	Exhibits	22

Signatures		23

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$26,968,072	$20,092,200
Short-term investments - held to maturity	24,191,472	14,602,408
Accounts receivable, less allowance for doubtful
accounts of $1,145,000 at June 30, 2012
and $1,089,000 at December 31, 2011	33,484,094	26,230,289
Inventories	22,524,798	22,771,460
Net investment in sales-type leases, less allowance
for doubtful accounts of $214,000 at June 30,
2012 and $230,000 at December 31, 2011	4,747,067	3,295,039
Prepaid expenses and other current assets	2,118,213	3,259,012
Deferred income taxes	2,973,000	2,973,000
Total current assets	117,006,716	93,223,408
Property and equipment, net	44,986,430	39,669,433
Other assets
Goodwill	25,375,310	25,393,967
Other intangible assets, net	24,618,244	25,295,032
Net investment in sales-type leases	5,265,356	5,494,753
Long-term investments - held to maturity	22,257,058	32,581,472
Other non-current assets	288,049	112,300
Total other assets	77,804,017	88,877,524
Total assets	$239,797,163	$221,770,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other current liabilities	$26,592,399	$19,368,197
Unearned revenues	9,762,390	9,768,610
Total current liabilities	36,354,789	29,136,807
Non-current liabilities
Deferred tax liabilities	6,760,000	6,760,000
Unearned revenues - long-term	2,656,403	2,562,195
Total liabilities	45,771,192	38,459,002
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
27,025,441 and 26,933,301 shares issued at June 30,
2012 and December 31, 2011, respectively	270,254	269,333
Additional paid-in capital	121,330,824	118,134,006
Retained earnings	111,551,819	104,011,848
Accumulated other comprehensive (loss)	(122,501)	(99,399)
Treasury stock at cost, 5,687,631 shares at June 30,
2012 and December 31, 2011	(39,004,425)	(39,004,425)
Total stockholders' equity	194,025,971	183,311,363
Total liabilities and stockholders' equity	$239,797,163	$221,770,365

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales
Products	$41,443,572	$30,664,384	$78,987,247	$58,760,588
Services	7,961,855	7,126,422	15,382,282	13,608,346
	49,405,427	37,790,806	94,369,529	72,368,934

Cost of sales
Products	18,650,930	14,982,787	36,286,970	28,468,051
Services	4,595,285	3,072,613	8,967,050	5,915,025
	23,246,215	18,055,400	45,254,020	34,383,076

Gross profit	26,159,212	19,735,406	49,115,509	37,985,858

Operating expenses
Research and development	4,157,088	3,725,817	8,509,248	7,073,910
Selling, general and administrative	16,209,680	9,918,643	27,584,472	18,654,882
	20,366,768	13,644,460	36,093,720	25,728,792

Operating income	5,792,444	6,090,946	13,021,789	12,257,066

Other income (expense)
Interest income, net	192,622	216,599	443,048	422,380
Foreign currency transaction losses, net	(140,218)	(80,868)	(192,555)	(211,983)
Other	6,630	112,671	102,901	1,509,285
	59,034	248,402	353,394	1,719,682

Income before income taxes	5,851,478	6,339,348	13,375,183	13,976,748

Income taxes	2,833,852	2,345,699	5,835,222	4,993,604

Net income	$3,017,626	$3,993,649	$7,539,961	$8,983,144

Net income per common share
Basic	$0.14	$0.19	$0.35	$0.43
Diluted	0.14	0.18	0.35	0.41

Weighted average common shares outstanding
Basic	21,312,471	21,145,458	21,289,002	21,078,045
Diluted	21,834,318	21,789,520	21,799,629	21,718,985

Comprehensive Income
Net income	$3,017,626	$3,993,649	$7,539,961	$8,983,144
Other comprehensive income (loss):
Foreign currency translation adjustment	(135,073)	(112,715)	(23,102)	108,926
Comprehensive income	$2,882,553	$3,880,934	$7,516,859	$9,092,070

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$7,539,961	$8,983,144
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	-	(210,410)
Depreciation	3,261,940	2,826,542
Amortization	2,256,717	1,920,518
Stock-based compensation	1,113,074	647,196
Excess tax benefit from stock options	(578,416)	(2,530,930)
Gain on disposal of property and equipment	-	(156,273)
Gain on sale of investment	-	(1,204,408)

Increase (decrease) in cash attributable to changes in operating and liabilities:
Accounts receivable, net	(7,253,805)	(3,012,521)
Inventories	(1,807,977)	(3,572,730)
Net investment in sales-type leases	(1,222,631)	(849,948)
Prepaid expenses	1,140,799	955,385
Other assets	(175,749)	127,638
Accounts payable and other current liabilities	7,577,035	2,448,413
Unearned revenues	87,988	653,782
Net cash provided by operating activities	11,938,936	7,025,398

Cash flows from investing activities
Proceeds from the maturity of investments	4,012,096	23,080,977
Proceeds from the sale of investments	4,802,917	-
Purchase of investments	(8,406,660)	(4,227,007)
Acquisition of property and equipment	(6,305,593)	(6,961,420)
Acquisition of intangible and other assets	(1,234,276)	(3,104,407)
Acquisition of Solidscape, Inc., net of cash acquired	-	(38,559,085)
Net cash used in investing activities	(7,131,516)	(29,770,942)

Cash flows from financing activities
Proceeds from exercise of stock options	1,506,249	5,005,710
Excess tax benefit from stock options	578,416	2,530,930
Net cash provided by financing activities	2,084,665	7,536,640

Effect of exchange rate changes on cash	(16,213)	97,741

Net increase (decrease) in cash and cash equivalents	6,875,872	(15,111,163)
Cash and cash equivalents, beginning of period	20,092,200	27,554,411

Cash and cash equivalents, end of period	$26,968,072	$12,443,248

Supplemental disclosures of cash flow information:
Cash paid for taxes	$6,050,982	$2,806,246
Transfer of fixed assets to inventory	278,050	64,669
Transfer of inventory to fixed assets	2,332,690	1,877,436

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications had no net effect on previously reported results of operations. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, filed as part of the Company’s Annual Report on Form 10-K for such year.

On April 16, 2012, the Company and privately held Objet Ltd., a leading manufacturer of 3D printers for rapid prototyping, announced that the boards of directors of both companies have unanimously approved a definitive merger agreement (the “Merger Agreement”) under which the companies would combine in an all-stock transaction. The Company believes that the Objet technology is complementary to its technology and will create synergies in the respective sales channels. The transaction is expected to position the combined company as a leader within the high-growth 3D printing and direct digital manufacturing industry.

Under the terms of the merger agreement, Stratasys will merge with a subsidiary of Objet, and Stratasys shareholders will receive one Objet ordinary share for each share of Stratasys common stock they own. The receipt of this merger consideration generally will be taxable to Stratasys stockholders for U.S. federal income tax purposes. Upon closing of the transaction, Stratasys shareholders are expected to own approximately 55 percent and Objet shareholders are expected to own approximately 45 percent of the combined company on a fully diluted basis using the treasury stock method.

Under certain circumstances the Company would be required to pay a termination fee to Objet of $28.0 million (in the case of a change of the board’s recommendation upon receipt of a superior acquisition offer) or $48.0 million (in the case of any other change in the board’s recommendation) and to reimburse Objet for certain expenses incurred by Objet in connection with the merger.

The merger is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals of the Company’s stockholders, the effectiveness of the registration statement on Form F-4 filed by Objet regarding the proposed merger, and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which occurred in June 2012.

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

The fair values of the identified intangible assets were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of the Solidscape acquisition is primarily attributable to the value of the workforce and corporate synergies. None of the goodwill recognized is expected to be deductible for income tax purposes. The useful life of the intangible assets for amortization purposes was determined with the help of outside consultants considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

The actual Solidscape net sales and net income included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2012 and the supplemental unaudited pro forma net sales and net income of the combined entity had the acquisition been completed on the first day of the earliest period presented are as follows:

(Unaudited)	Net Sales	Net Income (Loss)	Net Income (Loss) Per Common Share - Diluted
Actual for the three months ended June 30, 2012	$3,455,318	$282,167	$0.01
Actual for the six months ended June 30, 2012	6,846,031	433,930	0.02
Actual for the three and six months ended June 30, 2011	2,095,548	(248,702)	(0.01)

Supplemental pro forma combined results of operations:

Three months ended June 30, 2011	$38,753,403	$4,870,157	$0.22
Six months ended June 30, 2011	76,359,747	10,138,279	0.47

Adjustments to the supplemental pro forma combined results of operations for the three and six months ended June 30, 2011 are as follows:

(Unaudited)

	Three Months	Six Months
Non-recurring expense related to fair market value adjustment
to acquisition-date inventory	$561,094	$561,094
Net impact of the change in amortization of intangibles	26,162	104,650
Add interest on loans and preferred stock no longer incurred
post-merger	111,167	384,860
Add management fees no longer incurred post-merger	17,391	71,450
Remove expenses related to business combination
(deal fees, bonus & option payments)	3,127,980	3,127,980
Adjust taxes to the blended rate after business combination	(1,283,427)	(2,235,415)
	$2,560,367	$2,014,619

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. While the Company does not generally hold any investments for trading purposes, the Company did liquidate certain investments during the six months ended June 30, 2012. The Company believes that the liquidation of these investments was an isolated event that is unusual and nonrecurring in nature and was not reasonably anticipated. The net carrying value of liquidated investments was $4.5 million and the sale resulted in a gain of approximately $67,000. The Company does not currently hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at June 30, 2011 or December 31, 2011, as the fair value of those investments approximated cost.

The Company invests in certificates of deposit, corporate bonds, tax-free government bonds, and auction rate securities (“ARS”), all of which are insured Level 1 investments. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(unaudited)
Bonds	$24,191,472	$14,602,408
Short-term investments - held to maturity	24,191,472	14,602,408

Auction rate securities	2,000,000	2,000,000
Bonds	20,257,058	30,581,472
Long-term investments - held to maturity	22,257,058	32,581,472

Total investments	$46,448,530	$47,183,880

At June 30, 2012, the Company’s investments included:

  approximately $44.4 million in bonds maturing between July 2012 and September 2016, all of which have ratings between AAA and A3 at June 30, 2012; and

  approximately $2.0 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at June 30, 2012.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Inventories

Inventories consisted of the following at June 30, 2012 and December 31, 2011, respectively:

	2012	2011
Finished goods	$7,459,812	$9,805,319
Raw materials	15,064,986	12,966,141
Total Inventory	$22,524,798	$22,771,460

Note 5. Material Commitments

The Company estimates that as of June 30, 2012 and December 31, 2011, it had approximately $14.3 million and $23.8 million, respectively, of purchase commitments for inventory from vendors. In addition to purchase commitments for inventory, the Company also has future commitments for leased facilities of approximately $2.0 million. The Company intends to finance its purchase commitments from existing cash and investments or from cash flows from operations.

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

The additional common shares amounted to 521,847 and 644,062 for the three months ended June 30, 2012 and 2011, respectively, and 510,627 and 640,940 for the six months ended June 30, 2012 and 2011, respectively. There were 338,750 shares excluded from the dilution calculation for the three and six months ended June 30, 2012 since their inclusion would have an anti-dilutive effect. There were no options excluded from the dilution calculation for the three and six months ended June 30, 2011, since the market price of the Company’s common stock at June 30, 2011, exceeded the exercise price of all outstanding options.

The following table provides information relative to stock options that were exercised in the respective periods:

	Periods Ended June 30,
	Three Months		Six Months
	2012	2011	2012	2011
Proceeds from exercise of stock options	$691,601	$398,967	$1,506,249	$5,005,710
Number of options exercised	46,745	29,776	92,140	339,283
Weighted average exercise price	$14.80	$13.40	$16.35	$14.75

Tax benefit recognized in stockholders'
equity from stock option exercises	$(387,549)	$(190,752)	$(578,416)	$(2,530,930)

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stock-Based Compensation

Stock-based compensation expense, the associated estimated deferred income tax benefit on nonqualified stock options and the current income tax benefit resulting from disqualifying dispositions of incentive stock options were as follows for the respective periods:

	Periods Ended June 30,
	Three Months		Six Months
	2012	2011	2012	2011
Stock-based compensation expense	$632,435	$323,598	$1,113,074	$647,196
Income tax benefit	(236,348)	(111,438)	(419,596)	(287,896)
	$396,087	$212,160	$693,478	$359,300

There were 338,750 options granted in the six months ended June 30, 2012 and no options were granted in the six months ended June 30, 2011.

Note 8. Income Taxes

The Company uses a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) in accordance with ASC 740, Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required. The Company had unrecognized tax benefits of $1.7 and $1.6 million at June 30, 2012 and December 31, 2011, respectively.

The effective tax rate of 48.4% for the quarter ended June 30, 2012 was higher as compared to the 37.0% effective rate for the same prior-year period. The increase is primarily due to non-deductible expenses related to the Company’s current efforts to combine with Objet Ltd. In addition, the federal research credit expired December 31, 2011 and, therefore, was not considered in computing the effective rate for the quarter ended June 30, 2012. The effective tax rate of 43.6% for the six months ended June 30, 2012 was higher as compared to the 35.7% effective rate for the same prior-year period for the same reasons.

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

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended June 30, 2012, the Company had no significant measurements of assets or liabilities at fair value on a recurring or nonrecurring basis subsequent to their initial recognition.

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

The Company hedged between €6.0 million and €7.0 million for the three months ended June 30, 2012 and between €5.5 million and €9.8 million for the six months ended June 30, 2012 of accounts receivable and cash that was denominated in Euros. The foreign currency forward contracts resulted in a currency translation gain of approximately $473,000 and a currency translation loss of approximately $101,000 for the three months ended June 30, 2012 and June 30, 2011, respectively. The foreign currency forward contracts resulted in a currency translation gain of approximately $125,000 and a currency translation loss of approximately $576,000 for the six months ended June 30, 2012 and June 30, 2011, respectively. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that the Company recorded.

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

Due to the success of this initial arrangement, the Company has continued this relationship under similar terms and objectives. During the three months ended June 30, 2012 and June 30, 2011, approximately $166,000 and $208,000, respectively, of research and development expenses were offset by payments that were received from that company. During the six months ended June 30, 2012 and June 30, 2011, approximately $317,000 and $339,000, respectively, of research and development expenses were offset by payments that were received from that company.

Note 12. Subsequent Events

On August 1, 2012, the Company announced that Stratasys, Inc. and Hewlett-Packard Company (“HP”) entered into an agreement on July 31, 2012, to terminate the Master Original Equipment Manufacturer Agreement (the “OEM Agreement”) between the two companies effective December 31, 2012. Under the terms of the OEM Agreement, signed in January 2010, the Company has developed and manufactured for HP an exclusive line of 3D printers based on patented FDM technology. Later that year, HP began a phased rollout of the 3D printers, which are now being sold exclusively by HP in eight European countries. The Company terminated the OEM Agreement because it no longer believed that it could achieve the financial benefits originally anticipated by entering into the OEM Agreement. Under the termination agreement, HP’s exclusivity ends on October 31, 2012, and the Company will begin selling equivalent Stratasys products in the current HP territory after that date. The termination agreement also provides for continuity of consumables and service for end user customers that have purchased systems sold by HP under the OEM Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Description of Business

     We develop, manufacture, and market a family of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, which enable engineers and designers to create physical models, tooling, jigs, fixtures, prototypes, and end use parts out of production grade thermoplastic directly from a computer aided design (“CAD”) workstation. Our systems and related consumable products are distributed mainly through a world-wide network of value added resellers and agents that sell our products to end users as well as service them. We also operate a service business that uses our systems and other RP systems to print parts from a customer’s CAD file, typically in situations where these customers have not yet purchased a system from us or do not have enough capacity on their existing systems.

     In May 2011, we acquired Solidscape, Inc. for $39.1 million in cash. Solidscape is a manufacturer of high precision 3D printers and is a proven leader in investment casting applications that require ultra-fine feature detail. This addition provides us with access to markets that we did not previously serve, including the under-penetrated jewelry, dental and precision industrial casting markets. We believe that this acquisition provides the potential to expand our technology platform into new applications and will create synergies, particularly in our respective sales channels, manufacturing, and research and development.

     On April 16, 2012, Stratasys and privately held Objet Ltd., a leading manufacturer of 3D printers for rapid prototyping, announced that the boards of directors of both companies have unanimously approved a definitive merger agreement (the “Merger Agreement”) under which the companies would combine in an all-stock transaction. We believe that the Objet technology is complementary to our technology and will create synergies in the respective sales channels. The transaction is expected to position the combined company as a leader within the high-growth 3D printing and direct digital manufacturing industry.

     Summary of Financial Results

     For the quarter ended June 30, 2012, we recorded net income of $3.0 million, or $0.14 per diluted share, as compared to net income of $4.0 million, or $0.18 per diluted share, for the quarter ended June 30, 2011. Results for the second quarter of 2011 included two months of operations of Solidscape, which was acquired on May 3, 2011. Net income decreased during the three and six months ended June 30, 2012 as compared to the same prior year periods primarily due to expenses related to the pending Objet Ltd. transaction, a $1.3 million gain on the sale of an equity investment that we maintained in an independent online parts quoting service company in the first quarter of 2011 and a higher effective tax rate.

     Our revenues in the second quarter of 2012 increased to $49.4 million as compared to revenues of $37.8 million that were reported in the second quarter of 2011. Gross profit of $26.2 million in the first quarter of 2012 increased as compared to $19.7 million reported in the prior year

     Our balance sheet continues to be strong. As of June 30, 2012, our cash and investments balance was approximately $73.4 million, up from $67.3 million at December 31, 2011. We generated approximately $5.1 million of cash from operations during the quarter, primarily driven by our net income adjusted for non-cash charges for depreciation, amortization and stock-based compensation. We also have no debt and believe that we have adequate liquidity to fund our growth strategy throughout 2012.

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

     In addition to our reseller network, we have initiated a program to recruit and train a significant number of new selling agents that will focus exclusively on selling our most affordable products. We have now recruited and trained over 120 sales agents in the U.S. who are focused exclusively on selling our uPrint and Mojo 3D printer lines.

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

     Developments in Our Business During the Period

     In May 2012, we introduced the Mojo 3D Printer, which comes in a complete system called a 3D Print Pack. The Mojo 3D Print Pack is the market’s lowest-priced, professional-grade complete 3D printing system. Priced at $9,900 the Mojo 3D Print Pack contains everything needed to produce models, including material, supplies and a support-removal system. To produce a model, Mojo employs a variation on traditional FDM material extrusion. The ABS material spool and the print head are integrated into a single package, called the QuickPack print engine. To ensure reliability, the print engine is single-use only, and a fresh print head is part of each material change. Modeling operations are controlled with Mojo’s preprocessing software, Print Wizard, which helps users manage workflow. Support material removal is also a simple process with the included WaveWash55. It is a self-contained, hands-free support removal system, and it requires no plumbing.

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

     Under the terms of the merger agreement, Stratasys will merge with a subsidiary of Objet, and Stratasys stockholders will receive one Objet ordinary share for each share of Stratasys common stock they own. The receipt of this merger consideration generally will be taxable to Stratasys stockholders for U.S. federal income tax purposes. Upon closing of the transaction, Stratasys stockholders are expected to own approximately 55 percent and Objet shareholders are expected to own approximately 45 percent of the combined company on a fully diluted basis using the treasury stock method.

     The combined company, which will operate under the name Stratasys Ltd. and retain the Stratasys ticker symbol, “SSYS”, will have dual headquarters in Eden Prairie, Minnesota and Rehovot, Israel, the locations of Stratasys' and Objet's current headquarters, respectively, and will be registered in Israel.

     In February 2012, RedEye obtained AS9100 certification. AS9100 is the quality management system for the aviation, space, and defense industries. AS9100 fully incorporates ISO 9001:2008 while adding nearly 100 additional requirements specific to quality and safety for aerospace. We believe that AS9100 certification in RedEye will help us expand our services’ applicability to DDM in the aerospace and defense markets.

     On August 1, 2012, we announced that Stratasys and HP have agreed to discontinue their Master Original Equipment Manufacturer Agreement (The “OEM Agreement”) for 3D printers, effective December 31, 2012. HP’s exclusivity under the OEM Agreement will end on October 31, 2012, and we will begin selling equivalent Stratasys systems in the current HP territory after that date. The termination agreement also provides for continuity of consumables and service for end user customers that have purchased systems sold by HP under the OEM Agreement. We terminated the OEM Agreement because we no longer believed that it could achieve the financial benefits originally anticipated. We do not expect the termination of this agreement with HP to have a material impact on our financial results for the current year and intend to work closely with HP to ensure a smooth transition for customers.

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

Three- and Six-Month Periods Ended June 30,

	Three Months		Six Months
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.1%	47.8%	48.0%	47.5%
Gross profit	52.9%	52.2%	52.0%	52.5%
Research and development	8.4%	9.9%	9.0%	9.8%
Selling, general, and administrative	32.8%	26.2%	29.2%	25.8%
Operating income	11.7%	16.1%	13.8%	16.9%
Other income	0.1%	0.7%	0.4%	2.4%
Income before income taxes	11.8%	16.8%	14.2%	19.3%
Income tax expense	5.7%	6.2%	6.2%	6.9%
Net income	6.1%	10.6%	8.0%	12.4%

Net Sales

     Our net sales of $49.4 million in the quarter ended June 30, 2012 increased by 30.7% as compared to net sales of $37.8 million in the quarter ended June 30, 2011. Net sales of $94.4 million in the six months ended June 30, 2012 increased by 30.4% as compared to net sales of $72.4 million in the same prior-year period. The following is a breakdown of our revenues by products and services:

Three- and Six Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2012	2011	period change	2012	2011	period change
Products	$41,444	$30,664	35.2%	$78,987	$58,761	34.4%
Services	7,962	7,127	11.7%	15,382	13,608	13.0%
	$49,406	$37,791	30.7%	$94,369	$72,369	30.4%

     Sales derived from products increased $10.8 million, or 35.2%, in the quarter ended June 30, 2012, as compared with the quarter ended June 30, 2011. System revenue grew by 32.7% as a result of strong sales of our higher-priced Fortus 3D production systems. We shipped 776 units in the second quarter of 2012 as compared with 735 units shipped in the second quarter of 2011. The increase in total units shipped as compared to the prior year is primarily due to strong unit sales of our new Fortus 250mc. In addition, we generated strong growth in unit shipments of our 400mc and 900mc production systems driven by the demand for direct digital manufacturing and an upselling trend within the sales channel. Consumable revenue increased 34.0%, primarily driven by acceleration in customer usage and our growing installed base of systems. The increases were also due to the acquisition of Solidscape in May 2011.

     For the six months ended June 30, 2012, sales derived from products increased $20.2 million, or 34.4%, as compared with the same prior-year period. System revenue grew by 32.5% as a result of strong sales of our higher-priced Fortus 3D production systems. We shipped 1,598 units in the six months ended June 30, 2012 as compared with 1,302 units shipped in the same prior-year period. The increase in total units shipped as compared to the prior year is primarily due strong unit sales of our Fortus 3D production systems. Consumable revenue increased 31.9%, primarily driven by acceleration in customer usage and our growing installed base of systems.

     Sales from our service offerings increased by approximately $0.8 million, or 11.7%, in the quarter ended June 30, 2012 and $1.8 million, or 13.0%, in the six months ended June 30, 2012 as compared to the same prior-year periods. Maintenance revenue increased by 6.3% and 6.6% for the three and six months ended June 30, 2012, respectively, as compared with the same prior-year periods. This increase reflects our growing installed base of systems and strong Fortus system sales, which generally have higher attachment rates for maintenance contracts relative to our 3D printers. Sales from our RedEye paid parts service increased by 13.1% and 18.3% for the three and six months ended June 30, 2012, respectively, as compared to the prior year, primarily resulting from increased new customer business and an increase in average sales price.

     Revenues in the Americas region, which includes North and South America, accounted for approximately 53.0% and 51.1% of total revenue for the quarters ended June 30, 2012 and 2011, respectively. Revenues in the Americas region accounted for approximately 51.2% and 52.2% of total revenue for the six months ended June 30, 2012 and 2011, respectively.

     Revenues outside the Americas region accounted for approximately 47.0% and 48.9% of total revenue for the quarters ended June 30, 2012 and 2011, respectively. Revenues outside the Americas region accounted for approximately 48.8% and 47.8% of total revenues for the six months ended June 30, 2012 and 2011, respectively.

Gross Profit

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2012	2011	period change	2012	2011	period change
Products	$22,792	$15,681	45.4%	$42,700	$30,293	41.0%
Services	3,367	4,054	-16.9%	6,416	7,693	-16.6%
Total	$26,159	$19,735	32.6%	$49,116	$37,986	29.3%

Gross Profit as a Percentage of Related Sales
Products	55.0%	51.1%		54.1%	51.6%
Services	42.3%	56.9%		41.7%	56.5%
Total	52.9%	52.2%		52.0%	52.5%

     Gross profit increased by $6.4 million, or 32.6%, to $26.2 million in the quarter ended June 30, 2012 as compared with $19.7 million in the same prior-year period. Gross profit increased by $11.1 million, or 29.3%, to $49.1 million in the six months ended June 30, 2012 as compared with $38.0 million in the same prior-year period. The increase is primarily attributable to increased sales of our higher-margin Fortus 3D production systems and consumables.

     Product gross profit increased by 45.4% and 40.1% for the three and six months ended June 30, 2012, respectively, as compared to the same prior-year periods. This increase is primarily due to increased volume to cover fixed overhead and a product mix that favored our higher priced Fortus systems, which included the introduction of our new Fortus 250mc 3D production system. The increase in gross profit as a percentage of related sales was primarily due to increased growth in our higher-margin Fortus systems and consumables.

     Gross profit from services decreased by 16.9% and 16.6% for the three and six months ended June 30, 2012, respectively, as compared to the same prior-year periods primarily due to lower margin auxiliary RedEye paid parts service sales and higher cost of sales on Fortus 3D production system maintenance contracts.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2012	2011	period change	2012	2011	period change
Research & development	$4,157	$3,726	11.6%	$8,509	$7,074	20.3%
Selling, general & administrative	16,210	9,918	63.4%	27,584	18,655	47.9%
	$20,367	$13,644	49.3%	$36,093	$25,729	40.3%
Percentage of sales	41.2%	36.1%		38.2%	35.6%

     Research and development expense increased by 11.6% and 20.3% for the three and six months ended June 30, 2012, respectively, as compared to the same prior-year period. The overall increase was driven primarily by new product initiatives within 3D printing, 3D production systems and Solidscape. Capitalized research and development expenditures for the quarter ended June 30, 2012 relating to internally developed software was approximately $426,000 as compared to $273,000 for the same prior-year period. Capitalized research and development expenditures for the six months ended June 30, 2012 relating to internally developed software was approximately $863,000 as compared to $624,000 for the same prior-year period.

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

     Due to the success of this initial arrangement, we have continued this relationship under similar terms and objectives. During the three months ended June 30, 2012 and June 30, 2011, approximately $166,000 and $208,000, respectively, of research and development expenses were offset by payments that were received from that company. During the six months ended June 30, 2012 and June 30, 2011, approximately $317,000 and $339,000, respectively, of research and development expenses were offset.

     Selling, general and administrative expenses increased by 63.4% and 47.9% for the six months ended June 30, 2012, respectively, as compared to the same prior-year periods. The increase is primarily due to legal, advisory, accounting and integration expenses related to the Objet Ltd. merger. In addition, the six months ended June 30, 2012 included significant expenses surrounding our new Mojo 3D printer launch, which included an international reseller meeting.

Operating Income

     Operating income and operating income as a percentage of sales, as well as the percentage change in operating income, were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2012	2011	period change	2012	2011	period change
Operating income	$5,792	$6,091	-4.9%	$13,022	$12,257	6.2%

Percentage of sales	11.7%	16.1%		13.8%	16.9%

     Operating income decreased by $0.3 million, or 4.9%, in the quarter ended June 30, 2012 as compared with the same prior-year period. The overall decrease in operating income was primarily attributable to the increase in expenses related to our current efforts to combine with Objet Ltd. and expenses surrounding our new Mojo 3D printer launch. Operating income for the six months ended June 30, 2012 increased by $0.8 million, or 6.2%, as compared with the same prior-year period. The overall increase in operating income was primarily attributable to increased product sales led by our higher-margin Fortus systems and consumables, partially offset by expenses related to our current efforts to combine with Objet Ltd. and expenses surrounding our new Mojo 3D printer launch. The increase was also due to the acquisition of Solidscape in May 2011.

Other Income

     Other income as a percentage of sales and changes in other income were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2012	2011	period change	2012	2011	period change
Interest income	$193	$216	-10.6%	$443	$422	5.0%
Foreign currency transaction losses	(140)	(81)	72.8%	(193)	(212)	-9.0%
Other	6	113	-94.7%	103	1,510	-93.2%
	$59	$248	-76.2%	$353	$1,720	-79.5%

Percentage of sales	0.1%	0.7%		0.4%	2.4%

     Interest income decreased by 10.6% and increased by 5.2% for the three and six months ended June 30, 2012, respectively, as compared to the same prior-year period. The change is primarily due to varying effective interest rates of our investment portfolio.

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

     Other income decreased by $0.2 million and $1.4 million for the three and six months ended June 30, 2012, respectively, as compared to the prior-year period due to a $1.3 million gain on the sale of an equity investment that we maintained in an independent online parts quoting service company in the first quarter of 2011.

Income Tax Expense

     Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage change, were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2012	2011	period change	2012	2011	period change
Income tax expense	$2,834	$2,346	20.8%	$5,835	$4,994	16.8%

Effective tax rate	48.4%	37.0%		43.6%	35.7%

     The effective tax rate of 48.4% for the quarter ended June 30, 2012 was higher as compared to the 37.0% effective rate for the same prior-year period. The effective tax rate of 43.6% for the six months ended June 30, 2012 was higher as compared to the 35.7% effective rate for the same prior-year period. The increase is primarily due to non-deductible expenses related to our current efforts to combine with Objet Ltd. In addition, the federal research credit expired December 31, 2011 and, therefore, was not considered in computing the effective rate for the three and six months ended June 30, 2012.

Net Income

     Net income and net income as a percentage of sales, as well as the percentage change in net income, were as follows:

Three- and Six-Month Periods Ended June 30,

(In Thousands)	Three Months		Period-over-	Six Months		Period-over-
	2012	2011	period change	2012	2011	period change
Net income	$3,018	$3,994	-24.4%	$7,540	$8,983	-16.1%

Percentage of sales	6.1%	10.6%		8.0%	12.5%

     Net income decreased during the three and six months ended June 30, 2012 as compared to the same prior year periods primarily due to expenses related to the pending Objet Ltd. transaction, a $1.3 million gain on the sale of an equity investment that we maintained in an independent online parts quoting service company in the first quarter of 2011 and a higher effective tax rate.

Liquidity and Capital Resources
(unaudited)

     A summary of our consolidated interim statements of cash flows for the six months ended June 30, 2012 and 2011 are as follows:

(In Thousands)

	2012	2011
Net income	$7,540	$8,983
Depreciation and amortization	5,519	4,748
Stock-based compensation	1,113	647
Gain on disposal of property and equipment	-	(156)
Gain on sale of investment	-	(1,204)
Changes in operating assets and liabilities	(2,233)	(5,993)
Net cash provided by operating activities	11,939	7,025

Net cash used in investing activities	(7,132)	(29,771)
Net cash provided by financing activities	2,085	7,537
Effect of exchange rate changes on cash	(16)	98
Net increase (decrease) in cash and cash equivalents	6,876	(15,111)
Cash and cash equivalents, beginning of period	20,092	27,554
Cash and cash equivalents, end of period	$26,968	$12,443

     Our cash and cash equivalents balance increased by $6.9 million to $27.0 million at June 30, 2012, from $20.1 million at December 31, 2011. The increase is primarily due to cash provided by operations.

     In the six months ended June 30, 2012, net cash provided by our operating activities was $11.9 million compared to cash provided by operating activities of $7.0 million during the comparable 2011 period. Our accounts receivable balance increased to $33.5 million at June 30, 2012 from $26.2 million as of December 31, 2011. This increase was principally due to sales growth. At June 30, 2012, our inventory balance decreased modestly to $22.5 million as compared to $22.8 million at December 31, 2011.

     Our investing activities used net cash of $7.1 million in first six months of 2012 as compared to $29.8 million in same prior-year period. We received net cash of approximately $0.4 million in connection with the purchase, maturity and sale of investments during the first six months of 2012 as compared to $18.9 million net cash received in 2011. We used cash of approximately $6.3 million for fixed asset additions in the first six months of 2012 as compared to $7.0 million in the same prior-year period. Net cash used for payments for intangible assets and other investments, including patents and capitalized software, was $1.2 million during the first six months of 2012 as compared to $3.1 million for the same prior-year period. During the six months ended June 30, 2011, we used $38.6 in cash for the acquisition of Solidscape.

     In the six months ended June 30, 2012 and 2011, net cash provided by financing activities of $2.1 million and $7.5 million resulted from the proceeds from the exercise of stock options and adjustment to income taxes payable for excess tax benefits from the exercise of stock options.

     For 2012, we expect to use our cash as follows:

  to finance the expenses of our combination with Objet Ltd.;

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

     Our total current assets amounted to approximately $117.0 million at June 30, 2012, most of which consisted of cash and cash equivalents, investments, accounts receivable and inventories. Total current liabilities amounted to approximately $36.4 million and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

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

     We hedged between €6.0 million and €7.0 million for the three months ended June 30, 2012 and between €5.5 million and €9.8 million for the six months ended June 30, 2012 of accounts receivable and cash that was denominated in Euros. The foreign currency forward contracts resulted in a currency translation gain of approximately $473,000 and a currency translation loss of approximately $101,000 for the three months ended June 30, 2012 and June 30, 2011, respectively. The foreign currency forward contracts resulted in a currency translation gain of approximately $125,000 and a currency translation loss of approximately $576,000 for the six months ended June 30, 2012 and June 30, 2011, respectively. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that we recorded.

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

     These forward-looking statements include statements regarding projected revenue and income in future quarters; the size of the 3D printing market; our objectives for the marketing and sale of our Dimension, Mojo and uPrint 3D Printers; our support removal systems; and our Fortus 3D production systems, particularly for use in direct digital manufacturing (DDM); the demand for our proprietary consumables; the expansion of our paid parts service; and our beliefs with respect to the growth in the demand for our products. Other risks and uncertainties that may affect our business include our ability to penetrate the 3D printing market; our ability to achieve the growth rates experienced in preceding quarters; our ability to introduce, produce and market consumable materials, and the market acceptance of these materials; the impact of competitive products and pricing; our timely development of new products and materials and market acceptance of those products and materials; the success of our recent R&D initiative to expand the DDM capabilities of our core FDM technology; and the success of our RedEyeOnDemandTM and other paid parts services. They also include statements about future financial and operating results of our company after the acquisition of Solidscape and after closing of the pending combination with Objet Ltd. and anticipated benefits of those transactions. Actual results may differ from those expressed or implied in our forward-looking statements. Such forward-looking statements involve and are subject to certain risks and uncertainties, which may cause our actual results to differ materially from those discussed in a forward-looking statement. Such risk factors include our ability to successfully integrate and market Solidscape products, our ability to attract and retain management and our ability to protect and defend intellectual property. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements, but we expressly disclaim any obligation to do so, even if our beliefs and expectations change. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for 2011 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. These forward-looking statements are based on assumptions, among others, that we will be able to:

  successfully close the proposed transaction with Objet Ltd. and successfully integrate the two businesses;

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

  control our operating expenses;

  expand our manufacturing capabilities to meet the expected demand generated by our Mojo, uPrint, Dimension BST, Dimension SST and Dimension Elite systems, our consumable products and our RedEye paid parts service;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our cash and cash equivalent investments are held exclusively in short-term money market and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in auction rate securities, corporate and municipal bonds and certificates of deposit that bear interest at rates of 0.2% to 5.5%. An immediate 10% change in interest rates would have no material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that have a functional currency in Euros. A hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.6 million for the continued maintenance of our European facility. We hedged between €6.0 million and €7.0 million for the three months ended June 30, 2012 and between €5.5 million and €9.8 million for the six months ended June 30, 2012 of accounts receivable and cash that were denominated in Euros. We believe that a hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by $5.0 million.

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

PART II OTHER INFORMATION

Item 1. Litigation

     On June 29, 2012, a purported class action complaint captioned Legette v. Crump et al. was filed in the District Court, Fourth Judicial District, Hennepin County, Minnesota, naming Stratasys, the members of its board of directors, Seurat Holdings Inc. (“Holdco”), and Oaktree Merger, Inc. (“Merger Sub”) as defendants. On July 2, 2012, another purported class action complaint captioned Henning v. Crump et al. was filed in the Court of Chancery of the State of Delaware, naming the same persons as well as Objet Ltd. as defendants. A third purported class action complaint captioned Askersrud v. Stratasys et al. was filed on July 17, 2012, also in the District Court, Fourth Judicial District, Hennepin County, Minnesota, naming the same persons (except for Objet) as defendants. Each of the foregoing complaints has been filed in connection with the proposed merger of Stratasys and Objet. They generally allege that, in connection with approving the merger, the Stratasys directors breached their fiduciary duties owed to Stratasys stockholders and that Stratasys, Objet, Holdco and Merger Sub knowingly aided and abetted the Stratasys directors’ breaches of their fiduciary duties. The complaints seek, among other things, certification of the case as a class action, an injunction against the consummation of the transaction, a judgment against the defendants for damages, and an award of fees, expenses and costs to plaintiffs and their attorneys.

ITEM 1A. RISK FACTORS

     We encourage you to review the discussion of Forward Looking Statements and Factors That May Affect Future Results of Operations appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Annual Report Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (our “Q1 2012 Form 10-Q”), which could materially affect our business, financial condition or operating results. The risks described in our 2011 Form 10-K and our Q1 2012 Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

Date: August 9, 2012	Stratasys, Inc.

	By:	/s/ Robert F. Gallagher
Robert F. Gallagher
Chief Financial Officer