Form 10-Q
period 2012-09-30
STRATASYS INC
filed 2012-11-09
CIK 915735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of November 1, 2012 the Registrant had 21,813,585 shares of common stock, $.01 par value, issued and outstanding.

Stratasys, Inc.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	1

	Consolidated Statements of Operations and Comprehensive Income for the three and nine	2
	months ended September 30, 2012 and 2011

	Consolidated Statements of Cash Flows for the nine months ended	3
	September 30, 2012 and 2011

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

Part II.	Other Information

Item 1.	Litigation	23

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

Signatures		25

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets
	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$27,899,789	$20,092,200
Short-term investments - held to maturity	23,900,469	14,602,408
Accounts receivable, less allowance for doubtful
accounts of $773,000 at September 30, 2012
and $1,089,000 at December 31, 2011	35,865,540	26,230,289
Inventories	32,079,430	22,771,460
Net investment in sales-type leases, less allowance
for doubtful accounts of $302,000 at September 30,
2012 and $230,000 at December 31, 2011	4,249,410	3,295,039
Prepaid expenses and other current assets	2,193,015	3,259,012
Deferred income taxes	2,973,000	2,973,000
Total current assets	129,160,653	93,223,408

Property and equipment, net	44,887,880	39,669,433
Other assets
Goodwill	25,388,731	25,393,967
Other intangible assets, net	24,150,718	25,295,032
Net investment in sales-type leases	7,249,832	5,494,753
Long-term investments - held to maturity	13,915,821	32,581,472
Other non-current assets	145,652	112,300
Total other assets	70,850,754	88,877,524
Total assets	$244,899,287	$221,770,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and other current liabilities	$21,628,011	$19,368,197
Unearned revenues	9,968,263	9,768,610
Total current liabilities	31,596,274	29,136,807
Non-current liabilities
Deferred tax liabilities	6,760,000	6,760,000
Unearned revenues - long-term	2,662,953	2,562,195
Total liabilities	41,019,227	38,459,002
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 30,000,000 shares;
27,501,216 and 26,933,301 shares issued at September 30,
2012 and December 31, 2011, respectively	275,012	269,333
Additional paid-in capital	125,951,072	118,134,006
Retained earnings	116,734,701	104,011,848
Accumulated other comprehensive (loss)	(76,300)	(99,399)
Treasury stock at cost, 5,687,631 shares at September 30,
2012 and December 31, 2011	(39,004,425)	(39,004,425)
Total stockholders' equity	203,880,060	183,311,363
Total liabilities and stockholders' equity	$244,899,287	$221,770,365

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales
Products	$41,317,863	$32,512,544	$120,301,057	$91,273,133
Services	8,405,612	7,440,470	23,791,947	21,048,816
	49,723,475	39,953,014	144,093,004	112,321,949

Cost of sales
Products	17,563,569	15,284,820	54,692,340	43,752,872
Services	4,203,443	3,114,248	12,328,692	9,029,273
	21,767,012	18,399,068	67,021,032	52,782,145

Gross profit	27,956,463	21,553,946	77,071,972	59,539,804

Operating expenses
Research and development	4,066,846	3,613,668	12,576,094	10,687,578
Selling, general and administrative	14,780,526	10,083,451	42,365,253	28,738,325
	18,847,372	13,697,119	54,941,347	39,425,903

Operating income	9,109,091	7,856,827	22,130,625	20,113,901

Other income (expense)
Interest income, net	229,003	276,089	672,052	698,469
Foreign currency transaction losses, net	(72,586)	(217,857)	(265,141)	(429,840)
Other	7,021	755,030	109,922	2,264,307
	163,438	813,262	516,833	2,532,936

Income before income taxes	9,272,529	8,670,089	22,647,458	22,646,837

Income taxes	4,089,393	2,812,920	9,924,615	7,806,524

Net income	$5,183,136	$5,857,169	$12,722,843	$14,840,313

Net income per common share
Basic	$0.24	$0.28	$0.60	$0.70
Diluted	0.24	0.27	0.58	0.68

Weighted average common shares outstanding
Basic	21,467,606	21,165,401	21,348,967	21,107,474
Diluted	22,008,471	21,542,674	21,856,719	21,669,848

Comprehensive Income
Net income	$5,183,136	$5,857,169	$12,722,843	$14,840,313
Other comprehensive income (loss):
Foreign currency translation adjustment	46,202	57,382	23,099	166,308
Comprehensive income	$5,229,338	$5,914,551	$12,745,942	$15,006,621

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$12,722,843	$14,840,313
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	-	(210,410)
Depreciation	5,520,573	4,288,846
Amortization	3,440,926	3,241,141
Stock-based compensation	1,897,255	1,088,025
Excess tax benefit from stock options	(2,307,074)	(2,562,753)
Gain on disposal of property and equipment	2,200	(155,608)
Gain on sale of investment	-	(1,830,595)

Increase (decrease) in cash attributable to changes in operating and liabilities:
Accounts receivable, net	(9,635,251)	(3,275,739)
Inventories	(12,522,404)	(4,875,117)
Net investment in sales-type leases	(2,709,450)	(1,020,780)
Prepaid expenses	1,065,997	36,001
Other assets	(33,352)	234,087
Accounts payable and other current liabilities	4,566,888	2,612,251
Unearned revenues	300,411	551,278
Net cash provided by operating activities	2,309,562	12,960,940

Cash flows from investing activities
Proceeds from the maturity of investments	12,497,989	19,727,063
Proceeds from the sale of investments	4,802,917	15,748,196
Purchase of investments	(8,406,660)	(16,905,667)
Proceeds from sale of property and equipment	-	100
Acquisition of property and equipment	(7,531,190)	(9,595,479)
Acquisition of intangible and other assets	(1,818,032)	(3,537,482)
Acquisition of Solidscape, Inc., net of cash acquired	-	(38,559,085)
Net cash used in investing activities	(454,976)	(33,122,354)

Cash flows from financing activities
Proceeds from exercise of stock options	3,618,416	5,114,890
Excess tax benefit from stock options	2,307,074	2,562,753
Net cash provided by financing activities	5,925,490	7,677,643

Effect of exchange rate changes on cash	27,513	161,137

Net increase (decrease) in cash and cash equivalents	7,807,589	(12,322,634)
Cash and cash equivalents, beginning of period	20,092,200	27,554,411

Cash and cash equivalents, end of period	$27,899,789	$15,231,777

Supplemental disclosures of cash flow information:
Cash paid for taxes	$7,550,658	$3,869,502
Transfer of fixed assets to inventory	278,050	95,372
Transfer of inventory to fixed assets	3,492,484	2,445,253

See accompanying notes to consolidated financial statements.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Consolidation

The consolidated interim financial statements include the accounts of Stratasys, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no net effect on previously reported results of operations. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The reader is referred to the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, filed as part of the Company’s Annual Report on Form 10-K for such year.

On April 16, 2012, the Company and privately held Objet Ltd., a leading manufacturer of 3D printers for rapid prototyping, announced that the boards of directors of both companies had unanimously approved a definitive merger agreement (the “Merger Agreement”) under which the companies would combine in an all-stock transaction. The Company believes that the Objet technology is complementary to its technology and will create synergies in their respective sales channels. The transaction is expected to position the combined company as a leader within the high-growth 3D printing and direct digital manufacturing industry. The merger was approved by shareholders on September 14, 2012, but is still pending regulatory review.

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

Under certain circumstances the Company would be required to pay a termination fee to Objet of $28.0 million (in the case of a change of recommendation of the Company’s board upon receipt of a superior acquisition offer) or $48.0 million (in the case of any other change in recommendation of the Company’s board) and to reimburse Objet for certain expenses incurred by Objet in connection with the merger.

The merger is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals of the Company’s stockholders, the effectiveness of the registration statement on Form F-4 filed by Objet regarding the proposed merger, and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “ HSR Act”), which occurred in June 2012. All of the foregoing closing conditions have been satisfied. However, the merger is still pending approval by the Committee on Foreign Investment in the United States (“CFIUS”) in accordance with Section 721 of the Defense Production Act of 1950, as amended.

On October 1, 2012, Stratasys, Inc. and Objet Ltd. (“the Companies”) agreed to amend their merger agreement to extend the end date under the merger agreement to October 19, 2012 since the merger did not close by the end of the third quarter due to the CFIUS review process. On October 15, 2012, the Companies submitted a request to withdraw their Joint Voluntary Notice filed under Section 721 of the Defense Production Act of 1950, as amended, with respect to their proposed merger, which was granted by CFIUS on October 16, 2012. The Companies resubmitted their Joint Voluntary Notice on October 16, 2012, to provide for up to 45 additional days of review by CFIUS. This new 45-day CFIUS review period will close on November 30, 2012, and CFIUS may complete its review at any time during this period. The voluntary withdrawal and resubmission was made at the request of CFIUS to allow it additional time to complete its review process. The Companies remain committed to completing the CFIUS review process, which may include a mitigation plan that would address any national security concerns that CFIUS may have regarding the merger. In connection with the withdrawal and resubmission, the Companies have agreed to extend the end date under the merger agreement until December 6, 2012.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual periods beginning after December 15, 2011. The Company adopted ASU 2011-08 and it did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-12 and it did not have a material impact on the Company’s consolidated financial statements.

In July of 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The actual Solidscape net sales and net income included in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and the supplemental unaudited pro forma net sales and net income of the combined entity had the acquisition been completed on the first day of the earliest period presented are as follows:

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Net Income (Loss)
		Net Income	Per Common Share -
(Unaudited)	Net Sales	(Loss)	Diluted
Actual for the three months ended September 30, 2012	$3,567,430	$381,338	$0.02
Actual for the nine months ended September 30, 2012	10,413,462	815,268	0.04
Actual for the three months ended September 30, 2011	2,942,053	121,021	0.01
Actual for the nine months ended September 30, 2011	5,037,601	(127,682)	(0.01)

Supplemental pro forma combined results of operations:

Nine months ended September 30, 2011	116,055,771	15,975,762	0.74

Adjustments to the supplemental pro forma combined results of operations for the nine months ended September 30, 2011 are as follows:

(Unaudited)
Nine Months
Non-recurring expense related to fair market value adjustment
to acquisition-date inventory	$561,094
Net impact of the change in amortization of intangibles	104,650
Add interest on loans and preferred stock no longer incurred
post-merger	384,860
Add management fees no longer incurred post-merger	71,450
Remove expenses related to business combination
(deal fees, bonus & option payments)	3,127,980
Adjust taxes to the blended rate after business combination	(2,235,415)
$2,014,619

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

If management has the positive intent and ability to hold its debt securities until maturity, they are classified as “held-to-maturity” and accounted for using the amortized-cost method. All other securities are classified as “available-for-sale” and accounted for at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. While the Company does not generally hold any investments for trading purposes, the Company did liquidate certain investments during the six months ended June 30, 2012. The Company believes that the liquidation of these investments was an isolated event that is unusual and nonrecurring in nature and was not reasonably anticipated. No investments were liquidated during the three months ended September 30, 2012. The net carrying value of liquidated investments was $4.5 million and the sale resulted in a gain of approximately $67,000. The Company does not currently hold any investments for trading purposes and had no unrecognized gains or losses related to held-to-maturity investments at September 30, 2012 or December 31, 2011, as the fair value of those investments approximated cost.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company invests in corporate bonds, tax-free government bonds, and auction rate securities (“ARS”), all of which are insured Level 1 investments. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) at September 30, 2012 and December 31, 2011.

	September 30,	December 31,
	2012	2011
	(unaudited)
Bonds	$23,900,469	$14,602,408
Short-term investments - held to maturity	23,900,469	14,602,408

Auction rate securities	2,000,000	2,000,000
Bonds	11,915,821	30,581,472
Long-term investments - held to maturity	13,915,821	32,581,472

Total investments	$37,816,290	$47,183,880

At September 30, 2012, the Company’s investments included:

  approximately $35.8 million in bonds maturing between October 2012 and December 2015, all of which have ratings between AAA and A3 at September 30, 2012; and

  approximately $2.0 million of a tax-free ARS, which re-prices approximately every 35 days. The ARS had a rating of A1 at September 30, 2012.

Note 5. Inventories

Inventories consisted of the following at September 30, 2012 and December 31, 2011, respectively:

	2012	2011
Finished goods	$16,318,191	$9,805,319
Raw materials	15,761,239	12,966,141
Total Inventory	$32,079,430	$22,771,460

Note 6. Material Commitments

The Company estimates that as of September 30, 2012 and December 31, 2011, it had approximately $17.0 million and $23.8 million, respectively, of purchase commitments for inventory from vendors. In addition to purchase commitments for inventory, the Company also has future commitments for leased facilities of approximately $1.9 million. The Company intends to finance its purchase commitments from existing cash, cash equivalents and investments or from cash flows from operations.

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

The additional common shares amounted to 540,865 and 377,273 for the three months ended September 30, 2012 and 2011, respectively, and 507,752 and 562,374 for the nine months ended September 30, 2012 and 2011, respectively. There were no shares excluded from the dilution calculation for the three and nine months ended September 30, 2012. There were 5,000 options excluded from the dilution calculation for the three months ended September 30, 2011 because their inclusion would not have had a dilutive effect. No shares were excluded for the nine months ended September 30, 2011.

The following table provides information relative to stock options that were exercised in the respective periods:

	Periods Ended September 30,
	Three Months		Nine Months
	2012	2011	2012	2011
Proceeds from exercise of stock options	$2,112,167	$109,180	$3,618,416	$5,114,889
Number of options exercised	115,660	9,000	207,800	348,283
Weighted average exercise price	$18.26	$12.13	$17.41	$14.69

Tax benefit recognized in stockholders'
equity from stock option exercises	$(1,728,658)	$(31,824)	$(2,307,074)	$(2,562,753)

In connection with an OEM agreement, the Company issued a warrant to Hewlett-Packard Company (“HP”) during the first quarter of 2010 to purchase 500,000 shares of common stock at an exercise price of $17.78 per share. During the third quarter of 2012, HP exercised the warrant for 500,000 shares through a “cashless exercise” in accordance with the terms of the warrant and was issued 360,115 shares of common stock.

Note 8. Stock-Based Compensation

Stock-based compensation expense, the associated estimated deferred income tax benefit on nonqualified stock options and the current income tax benefit resulting from disqualifying dispositions of incentive stock options were as follows for the respective periods:

	Periods Ended September 30,
	Three Months		Nine Months
	2012	2011	2012	2011
Stock-based compensation expense	$784,181	$440,829	$1,897,255	$1,088,025
Income tax benefit	(306,116)	(95,585)	(725,712)	(383,481)
	$478,065	$345,244	$1,171,543	$704,544

There were 338,750 options granted in the nine months ended September 30, 2012 and there were 325,000 options granted in the nine months ended September 30, 2011.

Note 9. Income Taxes

The Company uses a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) in accordance with ASC 740, Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these tax positions quarterly and makes adjustments as required. The Company had unrecognized tax benefits of $1.5 million and $1.6 million at September 30, 2012 and December 31, 2011, respectively.

STRATASYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate of 44.1% for the quarter ended September 30, 2012 was higher as compared to the 32.4% effective rate for the same prior-year period. The increase is primarily due to non-deductible expenses related to the Company’s current efforts to combine with Objet Ltd. In addition, the federal research credit expired December 31, 2011 and, therefore, was not considered in computing the effective rate for the quarter ended September 30, 2012. The effective tax rate of 43.8% for the nine months ended September 30, 2012 was higher as compared to the 34.5% effective rate for the same prior-year period for the same reasons.

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

Note 11. Foreign Currency Hedge

The Company invoices sales to certain European distributors in Euros and such receivable balances are subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. The Company’s strategy is to hedge most of its Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company enters into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value at the end of each reporting period. As such, there is no related asset or liability or unrealized gain or loss recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Consolidated Statements of Operations and Comprehensive Income caption “Foreign currency transaction losses”.

The Company hedged between €6.1 million and €9.1 million for the three months ended September 30, 2012 and between €5.5 million and €9.8 million for the nine months ended September 30, 2012 of accounts receivable and cash that was denominated in Euros. The foreign currency forward contracts resulted in a currency translation gain of approximately $112,000 and $417,000 for the three months ended September 30, 2012 and 2011, respectively. The foreign currency forward contracts resulted in a currency translation gain of approximately $13,000 and a currency translation loss of approximately $159,000 for the nine months ended September 30, 2012 and 2011, respectively. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transactions gains or losses that the Company recorded.

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

Due to the success of this initial arrangement, the Company has continued this relationship under similar terms and objectives. During the three months ended September 30, 2012 and 2011, approximately $438,000 and $170,000, respectively, of research and development expenses were offset by payments that were received from that company. During the nine months ended September 30, 2012 and 2011, approximately $755,000 and $509,000, respectively, of research and development expenses were offset by payments that were received from that company.

Note 13. Litigation

On June 29, 2012, a purported class action complaint captioned Legette v. Crump et al. was filed in the District Court, Fourth Judicial District, Hennepin County, Minnesota (the “Minnesota Court”), naming Stratasys, the members of its board of directors, Seurat Holdings Inc. (“Holdco”), and Oaktree Merger, Inc. (“Merger Sub”) as defendants. On July 2, 2012, another purported class action complaint captioned Henning v. Crump et al. was filed in the Court of Chancery of the State of Delaware (the “Chancery Court”), naming the same persons as well as Objet Ltd. as defendants. A third purported class action complaint captioned Askersrud v. Stratasys et al. was filed on July 17, 2012, also in the Minnesota Court, naming the same persons (except for Objet) as defendants. On October 19, 2012, plaintiff in the Askersrud action filed a Notice of Dismissal Without Prejudice in the Minnesota Court. Each of the foregoing complaints has been filed in connection with the proposed merger of Stratasys and Objet. They generally allege that, in connection with approving the merger, the Stratasys directors breached their fiduciary duties owed to Stratasys stockholders and that Stratasys, Objet, Holdco and Merger Sub knowingly aided and abetted the Stratasys directors’ breaches of their fiduciary duties. The complaints seek, among other things, certification of the case as a class action, an injunction against the consummation of the transaction, a judgment against the defendants for damages, and an award of fees, expenses and costs to plaintiffs and their attorneys.

In an effort to minimize cost and expense of any litigation relating to such lawsuits, on September 6, 2012, the Company and other defendants entered into a memorandum of understanding (“MOU”) with the parties to the actions pending in the Chancery Court and the Minnesota Court, pursuant to which the Company and such parties agreed in principle, and subject to certain conditions, to settle those stockholder lawsuits. Subject to approval of the Chancery Court and further definitive documentation, the MOU establishes a framework to resolve the allegations against the Company and other defendants in connection with the Merger Agreement and contemplates a release and settlement by the Company Stockholders of all claims against the Company and other defendants and Company’s and their affiliates and agents in connection with the Merger Agreement. In exchange for such release and settlement, pursuant to the terms of the MOU, the parties agreed, after arm’s-length negotiations, that the Company would file a Current Report on Form 8-K amending and supplementing the applicable disclosure in our joint proxy statement/prospectus. On September 6, 2012, the Company filed a Form 8-K amending and supplementing the applicable disclosure in our joint proxy statement/prospectus. The settlement is also contingent upon, among other things, consummation of the Merger. If the MOU is not approved and such conditions are not satisfied, the Company will continue to vigorously defend these actions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Description of Business

     We develop, manufacture, and market a family of 3D printing, rapid prototyping (“RP”) and direct digital manufacturing (“DDM”) systems, which enable engineers and designers to create physical models, tooling, jigs, fixtures, prototypes, and end use parts out of production-grade thermoplastics directly from a computer aided design (“CAD”) workstation. Our systems and related consumable products are distributed mainly through a world-wide network of value added resellers and agents that sell our products to end users as well as service them. We also operate a service business that uses our systems and other RP systems to print parts from a customer’s CAD file, typically in situations where these customers have not yet purchased a system from us or do not have enough capacity on their existing systems.

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

     Summary of Financial Results

     For the quarter ended September 30, 2012, we recorded net income of $5.2 million, or $0.24 per diluted share, as compared to net income of $5.9 million, or $0.27 per diluted share, for the quarter ended September 30, 2011. Net income decreased during the three and nine months ended September 30, 2012 as compared to the same prior year periods primarily due to expenses related to the pending Objet Ltd. transaction and a higher effective tax rate.

     Our revenues in the third quarter of 2012 increased to $49.7 million as compared to revenues of $39.7 million that were reported in the third quarter of 2011. Gross profit of $27.9 million in the third quarter of 2012 increased as compared to $21.6 million reported in the prior year

     Our balance sheet continues to be strong. As of September 30, 2012, our cash and investments balance was approximately $65.7 million, down slightly from $67.3 million at December 31, 2011. We used cash from operations of approximately $9.6 million during the quarter primarily driven by our increase in inventory due to increased volume, some last-time part purchases, as well as to fulfill third party distribution centers in Europe and Asia in anticipation of our merger with Objet Ltd. In addition, we used cash to fund our accounts receivable reflecting the growth in our business and the timing of our sales. We also have no debt and believe that we have adequate liquidity to fund our growth strategy throughout 2012 and 2013.

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

     In addition to our reseller network, we have initiated a program to recruit and train a significant number of new selling agents who will focus exclusively on selling our most affordable products. We have now recruited and trained approximately 130 sales agents in the U.S. who are focused exclusively on selling our uPrint and Mojo 3D printer lines.

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

     RP and DDM Markets Our strategy in the high-performance market is to expand our installed base of RP and DDM systems by helping customers build stable, strong, accurate and durable parts for functional testing and end-use. We plan to grow our leadership position in this area by offering additional system capabilities and improved material properties. We also have growing opportunities in DDM applications. DDM involves fabricating parts used for fixtures and assembly tools in production. DDM also involves the manufacture of parts fabricated directly from our systems that are subsequently incorporated into the user’s end product or production process. DDM is particularly attractive in applications that require short-run or low-volume parts that require rapid turn-around and for which tooling would not be cost effective due to small volumes.

     Solidscape, which we acquired in April of 2011, is widely recognized as the leader for DDM wax casting applications that require high precision, ultra-fine feature detail, and a smooth surface finish. In the fourth quarter of 2012, we intend to expand Solidscape’s distribution channel by selling it through our North American educational channel.

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

     We continued to collaborate with a Fortune 500 global manufacturing company to advance our proprietary FDM technology for direct digital manufacturing applications. We expect to maintain this collaboration throughout 2012 and going forward long-term.

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

     In April 2012, Stratasys and privately held Objet Ltd., a leading manufacturer of 3D printers for rapid prototyping, announced that the boards of directors of both companies had unanimously approved a definitive merger agreement under which the companies would combine in an all-stock transaction. The merger was approved by shareholders voting more than 99% of the shares on September 14, 2012, but is still pending CFIUS regulatory review. We expect the transaction to position the combined company as a leader within the high-growth 3D printing and direct digital manufacturing industry.

     Under the terms of the merger agreement, Stratasys will merge with a subsidiary of Objet, and Stratasys stockholders will receive one Objet ordinary share for each share of Stratasys common stock they own. The receipt of this merger consideration generally will be taxable to Stratasys stockholders for U.S. federal income tax purposes. Upon closing of the transaction, Stratasys stockholders are expected to own approximately 55 percent and Objet shareholders are expected to own approximately 45 percent of the combined company on a fully diluted basis using the treasury stock method. Closing of the merger is subject to customary closing conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by our stockholders, both of which have been satisfied. However, the merger is still pending approval by the Committee on Foreign Investment in the United States (“CFIUS”) in accordance with Section 721 of the Defense Production Act of 1950, as amended.

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

     On August 1, 2012, we announced that Stratasys and Hewlett-Packard Company have agreed to discontinue their Master Original Equipment Manufacturer Agreement (the “OEM Agreement”) for 3D printers, effective December 31, 2012. HP’s exclusivity under the OEM Agreement will end on October 31, 2012, and we will begin selling equivalent Stratasys systems in the current HP territory after that date. The termination agreement also provides for continuity of consumables and service for end user customers that have purchased systems sold by HP under the OEM Agreement. We terminated the OEM Agreement because we no longer believed that it could achieve the financial benefits originally anticipated. We do not expect the termination of this agreement with HP to have a material impact on our financial results for the current year and intend to work closely with HP to ensure a smooth transition for customers.

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

Three- and Nine-Month Periods Ended September 30,

	Three Months		Nine Months
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.8%	46.1%	46.5%	47.0%
Gross profit	56.2%	53.9%	53.5%	53.0%
Research and development	8.2%	9.0%	8.7%	9.5%
Selling, general, and administrative	29.7%	25.2%	29.4%	25.6%
Operating income	18.3%	19.7%	15.4%	17.9%
Other income	0.3%	2.0%	0.4%	2.3%
Income before income taxes	18.6%	21.7%	15.7%	20.2%
Income tax expense	8.2%	7.0%	6.9%	7.0%
Net income	10.4%	14.7%	8.8%	13.2%

Net Sales

     Our net sales of $49.7 million in the quarter ended September 30, 2012 increased by 24.5% as compared to net sales of $40.0 million in the quarter ended September 30, 2011. Net sales of $144.1 million in the nine months ended September 30, 2012 increased by 28.3% as compared to net sales of $112.3 million in the same prior-year period. The following is a breakdown of our revenues by products and services:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2012	2011	period change	2012	2011	period change
Products	$41,318	$32,513	27.1%	$120,301	$91,273	31.8%
Services	8,406	7,440	13.0%	23,792	21,049	13.0%
	$49,724	$39,953	24.5%	$144,093	$112,322	28.3%

     Sales derived from products increased $8.8 million, or 27.1%, in the quarter ended September 30, 2012, as compared with the quarter ended September 30, 2011. System revenue grew by 27.4% as a result of strong sales of our higher-   priced Fortus 3D production systems. We shipped 911 units in the third quarter of 2012 as compared with 600 units shipped in the third quarter of 2011. The increase in total units shipped as compared to the prior year is primarily due to strong unit sales of our Fortus 3D production systems and introduction of the Mojo 3D printer. Sales of the Mojo 3D printer were helped by our new program to recruit sales agents who focus exclusively on selling our most-affordable 3D printer lines. Currently, we have expanded the sales agent program to include approximately 130 individuals. Fortus 3D production system revenue increased by 37.2% in the quarter ended September 30, 2012 as compared to the prior year driven by demand created by new direct digital manufacturing applications across multiple industries. Consumable revenue increased 23.2%, primarily driven by acceleration in customer usage and our growing installed base of systems.

     For the nine months ended September 30, 2012, sales derived from products increased $29.0 million, or 31.8%, as compared with the same prior-year period. System revenue grew by 30.7% as a result of strong sales of our higher-priced Fortus 3D production systems. We shipped 2,509 units in the nine months ended September 30, 2012 as compared with 1,902 units shipped in the same prior-year period. The increase in total units shipped as compared to the prior year is primarily due strong unit sales of our Fortus 3D production systems and the introduction of our Fortus 250mc and Mojo 3D printer. Consumable revenue increased 28.9%, primarily driven by acceleration in customer usage and our growing installed base of systems. The increases were also due to a full nine months of operations of Solidscape in 2012, in contrast to five months of 2011 of operations of Solidscape, which was acquired in May 2011.

     Sales from our service offerings increased by approximately $1.0 million, or 13.0%, in the quarter ended September 30, 2012 and $2.7 million, or 13.0%, in the nine months ended September 30, 2012 as compared to the same prior-year periods. Maintenance revenue was relatively flat, growing by 0.6% and 4.5% for the three and nine months ended September 30, 2012, respectively, as compared with the same prior-year periods. Sales from our RedEye paid parts service increased by 25.7% and 20.9% for the three and nine months ended September 30, 2012, respectively, as compared to the prior year, primarily resulting from increased new customer business and an increase in average sales price. RedEye has experienced strong demand for large, strong and complex production parts within the automotive and aerospace industries, which have been instrumental to RedEye’s recent growth.

     Revenues in the Americas region, which includes North and South America, accounted for approximately 59.1% and 56.3% of total revenue for the quarters ended September 30, 2012 and 2011, respectively. Revenues in the Americas region accounted for approximately 54.8% and 54.6% of total revenue for the nine months ended September 30, 2012 and 2011, respectively.

     Revenue in the Americas, Europe and Asia grew by 31%, 16% and 17% for the three months ended September 30, 2012, respectively. Revenue in the Americas, Europe and Asia grew by 29%, 23% and 37% for the nine months ended September 30, 2012. Revenues outside the Americas region accounted for approximately 40.9% and 43.7% of total revenue for the quarters ended September 30, 2012 and 2011, respectively. Revenues outside the Americas region accounted for approximately 45.2% and 45.4% of total revenues for the nine months ended September 30, 2012 and 2011, respectively.

Gross Profit

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2012	2011	period change	2012	2011	period change
Products	$23,754	$17,228	37.9%	$65,609	$47,520	38.1%
Services	4,202	4,326	-2.9%	11,463	12,020	-4.6%
Total	$27,956	$21,554	29.7%	$77,072	$59,540	29.4%

Gross Profit as a Percentage of Related Sales
Products	57.5%	53.0%		54.5%	52.1%
Services	50.0%	58.1%		48.2%	57.1%
Total	56.2%	53.9%		53.5%	53.0%

     Gross profit increased by $6.4 million, or 29.7%, to $28.0 million in the quarter ended September 30, 2012 as compared with $21.6 million in the same prior-year period. Gross profit increased by $17.5 million, or 29.4%, to $77.1 million in the nine months ended September 30, 2012 as compared with $59.5 million in the same prior-year period. The increase is primarily attributable to increased sales of our higher-margin Fortus 3D production systems and consumables.

     Product gross profit increased by 37.9% and 38.1% for the three and nine months ended September 30, 2012, respectively, as compared to the same prior-year periods. This increase is primarily due to increased sales volume to cover fixed overhead, a build-up of finished goods inventory to stock third-party distribution centers in Asia and Europe, and a product mix that favored our higher priced Fortus systems, which included the introduction of our new Fortus 250mc 3D production system. The increase in gross profit as a percentage of related sales was primarily due to growth in our higher-margin Fortus systems and consumables sales as well as a build-up of finished goods inventory to stock third-party distribution centers in Asia and Europe in anticipation of our pending merger with Objet Ltd.

     Gross profit from services decreased by 2.9% and 4.6% for the three and nine months ended September 30, 2012, respectively, as compared to the same prior-year periods primarily due to lower margin auxiliary RedEye paid parts service sales and higher cost of sales on Fortus 3D production system maintenance contracts.

Operating Expenses

     Operating expenses and operating expense as a percentage of sales, as well as the percentage changes in operating expenses were as follows:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2012	2011	period change	2012	2011	period change
Research & development	$4,067	$3,614	12.5%	$12,576	$10,688	17.7%
Selling, general & administrative	14,781	10,083	46.6%	42,365	28,738	47.4%
	$18,848	$13,697	37.6%	$54,941	$39,426	39.4%
Percentage of sales	37.9%	34.3%		38.1%	35.1%

     Research and development expense increased by 12.5% and 17.7% for the three and nine months ended September 30, 2012, respectively, as compared to the same prior-year periods. The overall increase was driven primarily by new product initiatives within 3D printing, 3D production systems and Solidscape. Capitalized research and development expenditures for the quarter ended September 30, 2012 relating to internally developed software was approximately $235,000 as compared to $273,000 for the same prior-year period. Capitalized research and development expenditures for the nine months ended September 30, 2012 relating to internally developed software was approximately $1,098,000 as compared to $897,000 for the same prior-year period.

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

     Due to the success of this initial arrangement, we have continued this relationship under similar terms and objectives. During the three months ended September 30, 2012 and 2011, approximately $438,000 and $170,000, respectively, of research and development expenses were offset by payments that were received from that company. During the nine months ended September 30, 2012 and 2011, approximately $755,000 and $509,000, respectively, of research and development expenses were offset.

     Selling, general and administrative expenses increased by 46.6% and 47.4% for the three and nine months ended September 30, 2012, respectively, as compared to the same prior-year periods. The increase is primarily due to legal, advisory, accounting and integration expenses related to the Objet Ltd. merger. In addition, the nine months ended September 30, 2012 included significant expenses surrounding our new Mojo 3D printer launch, which included an international reseller meeting.

Operating Income

     Operating income and operating income as a percentage of sales, as well as the percentage change in operating income, were as follows:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2012	2011	period change	2012	2011	period change
Operating income	$9,109	$7,857	15.9%	$22,131	$20,114	10.0%

Percentage of sales	18.3%	19.7%		15.4%	17.9%

     Operating income increased by $1.3 million, or 15.9%, in the quarter ended September 30, 2012 as compared with the same prior-year period. Operating income for the nine months ended September 30, 2012 increased by $2.0 million, or 10.0%, as compared with the same prior-year period. The overall increase in operating income was primarily attributable to increased product sales led by our higher-margin Fortus systems and consumables, partially offset by expenses related to our current efforts to combine with Objet Ltd. and expenses surrounding our new Mojo 3D printer launch. The increase was also due to a full nine months of operations of Solidscape in 2012, in contrast to five months of 2011 of operations of Solidscape, which was acquired in May 2011.

Other Income

     Other income as a percentage of sales and changes in other income were as follows:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2012	2011	period change	2012	2011	period change
Interest income	$229	$276	-17.0%	$672	$698	-3.7%
Foreign currency transaction losses	(73)	(218)	-66.5%	(265)	(430)	-38.4%
Other	7	755	-99.1%	110	2,265	-95.1%
	$163	$813	-80.0%	$517	$2,533	-79.6%

Percentage of sales	0.3%	2.0%		0.4%	2.3%

     Interest income decreased by 17.0% and 3.7% for the three and nine months ended September 30, 2012, respectively, as compared to the same prior-year period. The change is primarily due to varying effective interest rates of our investment portfolio.

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

     Other income decreased by $0.7 million and $2.2 million for the three and nine months ended September 30, 2012, respectively, as compared to the prior-year periods due to a $0.6 million gain in the sales of an auction rate security in the third quarter of 2011 and a $1.3 million gain in the first quarter of 2011 on the sale of an equity investment that we maintained in an independent online parts quoting service company.

Income Tax Expense

     Income taxes and income taxes as a percentage of net income before income taxes, as well as the percentage change, were as follows:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2012	2011	period change	2012	2011	period change
Income tax expense	$4,089	$2,813	45.4%	$9,925	$7,807	27.1%

Effective tax rate	44.1%	32.4%		43.8%	34.5%

     The effective tax rate of 44.1% for the quarter ended September 30, 2012 was higher as compared to the 32.4% effective rate for the same prior-year period. The effective tax rate of 43.8% for the nine months ended September 30, 2012 was higher as compared to the 34.5% effective rate for the same prior-year period. The increase for both periods was primarily due to non-deductible expenses related to our current efforts to combine with Objet Ltd. In addition, the federal research credit expired December 31, 2011 and, therefore, was not considered in computing the effective rate for the three and nine months ended September 30, 2012.

Net Income

     Net income and net income as a percentage of sales, as well as the percentage change in net income, were as follows:

Three- and Nine-Month Periods Ended September 30,

(In Thousands)	Three Months		Period-over-	Nine Months		Period-over-
	2012	2011	period change	2012	2011	period change
Net income	$5,183	$5,857	-11.5%	$12,723	$14,840	-14.3%

Percentage of sales	10.4%	14.7%		8.8%	13.2%

     Net income decreased during the three and nine months ended September 30, 2012 as compared to the same prior year periods primarily due to expenses related to the pending Objet Ltd. transaction and related higher effective tax rate. The decrease in net income was also due to a $0.6 million gain in the sales of an auction rate security in the third quarter of 2011 and a $1.3 million gain on the sale of an equity investment that we maintained in an independent online parts quoting service company in the first quarter of 2011.

Liquidity and Capital Resources
(unaudited)

     A summary of our consolidated interim statements of cash flows for the nine months ended September 30, 2012 and 2011 are as follows:

(In Thousands)

	2012	2011
Net income	$12,723	$14,840
Depreciation and amortization	8,962	7,530
Stock-based compensation	1,897	1,088
Gain on disposal of property and equipment	2,200	(156)
Gain on sale of investment	-	(1,831)
Changes in operating assets and liabilities	(23,472)	(8,510)
Net cash provided by operating activities	2,310	12,961

Net cash used in investing activities	(455)	(33,122)
Net cash provided by financing activities	5,925	7,678
Effect of exchange rate changes on cash	28	161
Net increase (decrease) in cash and cash equivalents	7,808	(12,322)
Cash and cash equivalents, beginning of period	20,092	27,554
Cash and cash equivalents, end of period	$27,900	$15,232

     Our cash and cash equivalents balance increased by $7.8 million to $27.9 million at September 30, 2012, from $20.1 million at December 31, 2011.

     In the nine months ended September 30, 2012, net cash provided by our operating activities was $2.3 million compared to net cash provided by operating activities of $13.0 million during the comparable 2011 period. Our accounts receivable balance increased to $35.9 million at September 30, 2012 from $26.2 million as of December 31, 2011. This increase was principally due to sales growth. At September 30, 2012, our inventory balance increased significantly to $32.1 million as compared to $22.8 million at December 31, 2011. The increase is due to a build-up of inventory due to increased volume, some last-time part purchases, as well as to fulfill third party distribution centers in Europe and Asia in anticipation of our merger with Objet Ltd.

     Our investing activities used net cash of $0.5 million in first nine months of 2012 as compared to $33.1 million in same prior-year period. We received net cash of approximately $8.9 million in connection with the purchase, maturity and sale of investments during the first nine months of 2012 as compared to $18.6 million net cash received in 2011. We used cash of approximately $7.5 million for property and equipment additions in the first nine months of 2012 as compared to $9.6 million in the same prior-year period. Net cash used for payments for intangible assets and other investments, including patents and capitalized software, was $1.8 million during the first nine months of 2012 as compared to $3.5 million for the same prior-year period. During the nine months ended September 30, 2011, we used $39.1 in cash for the acquisition of Solidscape.

     In the nine months ended September 30, 2012 and 2011, net cash provided by financing activities of $5.9 million and $7.7 million resulted from the proceeds from the exercise of stock options and adjustment to income taxes payable for excess tax benefits from the exercise of stock options.

     For the remainder of 2012, we expect to use our cash as follows:

  to finance the expenses of our anticipated combination with Objet Ltd.;
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

     Our total current assets amounted to approximately $129.2 million at September 30, 2012, most of which consisted of cash and cash equivalents, investments, accounts receivable and inventories. Total current liabilities amounted to approximately $31.6 million, and we have no debt. We believe that we have adequate resources to fund our foreseeable future growth.

Inflation

     We believe that inflation has not had a material effect on our operations or on our financial condition during the three most recent fiscal years and during the current quarter.

Foreign Currency Transactions

     We invoice sales to certain European distributors in Euros, and reported results are therefore subject to fluctuations in the exchange rates of that currency in relation to the United States dollar. Our strategy is to hedge most of our Euro-denominated accounts receivable positions by entering into 30-day foreign currency forward contracts on a month-to-month basis to reduce the risk that our earnings will be adversely affected by changes in currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We enter into 30-day foreign currency forward contracts on the last day of each month and therefore the notional value of the contract equals the fair value. As such, there is no related asset or liability or unrealized gains or losses recorded on the Balance Sheet as of the end of the period. All realized gains and losses related to hedging activities are recorded in current period earnings under the Statement of Operations caption “Foreign currency transactions losses, net.”

     We hedged between €6.1 million and €9.1 million for the three months ended September 30, 2012 and between €5.5 million and €9.8 million for the nine months ended September 30, 2012 of accounts receivable and cash that was denominated in Euros. The foreign currency forward contracts resulted in a currency translation loss of approximately $112,000 and a gain of approximately $417,000 for the three months ended September 30, 2012 and 2011, respectively. The foreign currency forward contracts resulted in a currency translation gain of approximately $13,000 and a currency translation loss of approximately $159,000 for the nine months ended September 30, 2012 and 2011, respectively. The resulting gain or loss from foreign currency forward contracts only partially offset the total foreign currency transaction losses that we recorded.

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

Forward-looking Statements and Factors That May Affect Future Results of Operations

     All statements herein that are not historical facts or that include such words as “expects”, “anticipates”, “projects”, “estimates”, “vision”, “planning”, “could”, “potential”, “plan”, “believes”, “desires”, “intends”, “assume” or similar words expressing our view of, confidence in or optimism with respect to future events constitute forward-looking statements that we deem to be covered by and to qualify for the safe harbor protection covered by the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Investors and prospective investors in our Company should understand that several factors govern whether any forward-looking statement herein will be or can be achieved. Any one of these factors could cause actual results to differ materially from those projected herein.

     These forward-looking statements include statements regarding the expected timing and ultimate closing of the merger with Objet; the successful conclusion of the review of our merger with Objet by the Committee on Foreign Investment in the United States (CFIUS); projected revenue and income in future quarters; the size of the 3D printing market; our objectives for the marketing and sale of our Dimension, Mojo and uPrint 3D Printers; our support removal systems; and our Fortus 3D production systems, particularly for use in direct digital manufacturing (DDM); the demand for our proprietary consumables; the expansion of our paid parts service; and our beliefs with respect to the growth in the demand for our products. Other risks and uncertainties that may affect our business include our ability to penetrate the 3D printing market; our ability to achieve the growth rates experienced in preceding quarters; our ability to introduce, produce and market consumable materials, and the market acceptance of these materials; the impact of competitive products and pricing; our timely development of new products and materials and market acceptance of those products and materials; the success of our recent R&D initiative to expand the DDM capabilities of our core FDM technology; the success of our RedEyeOnDemandTM and other paid parts services; and our ability to obtain the necessary approvals, including approval by CFIUS, and to satisfy the necessary closing conditions in order to successfully close the proposed merger with Objet. They also include statements about future financial and operating results of our company after the acquisition of Solidscape and after closing of the pending combination with Objet Ltd. and anticipated benefits of those transactions. Actual results may differ from those expressed or implied in our forward-looking statements. Such forward-looking statements involve and are subject to certain risks and uncertainties, which may cause our actual results to differ materially from those discussed in a forward-looking statement. Such risk factors include our ability to successfully integrate and market Solidscape products, our ability to successfully integrate and market the products of the combined company after our merger with Objet, our ability to attract and retain management and our ability to protect and defend intellectual property. These statements represent beliefs and expectations only as of the date they were made. We may elect to update forward-looking statements, but we expressly disclaim any obligation to do so, even if our beliefs and expectations change. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, some of which are described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for 2011 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. These forward-looking statements are based on assumptions, among others, that we will be able to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our cash and cash equivalent investments are held exclusively in short-term money market and sweep instruments with maturities of less than 90 days. These are subject to limited interest rate risk. A 10% change in interest rates would not have a material effect on our financial condition or results of operations. Our short- and long-term investments are invested in auction rate securities, corporate and municipal bonds and certificates of deposit that bear interest at rates of 0.2% to 5.2%. An immediate 10% change in interest rates would not have a material effect on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

     We have not historically hedged sales from or expenses incurred by our European operations that have a functional currency in Euros. A hypothetical 10% change in the exchange rates between the U.S. dollar and the Euro could increase or decrease our income before taxes by less than $0.6 million for the continued maintenance of our European facility. We hedged between €6.1 million and €9.1 million for the three months ended September 30, 2012 and between €5.5 million and €9.8 million for the nine months ended September 30, 2012 of accounts receivable and cash that were denominated in Euros. We believe that a hypothetical 10% change in the exchange rates between the US dollar and the Euro could increase or decrease income before taxes by $5.0 million.

Item 4. Controls and Procedures

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

PART II OTHER INFORMATION

Item 1. Litigation

     On June 29, 2012, a purported class action complaint captioned Legette v. Crump et al. was filed in the District Court, Fourth Judicial District, Hennepin County, Minnesota (the “Minnesota Court”), naming Stratasys, the members of its board of directors, Seurat Holdings Inc. (“Holdco”), and Oaktree Merger, Inc. (“Merger Sub”) as defendants. On July 2, 2012, another purported class action complaint captioned Henning v. Crump et al. was filed in the Court of Chancery of the State of Delaware (the “Chancery Court”), naming the same persons as well as Objet Ltd. as defendants. A third purported class action complaint captioned Askersrud v. Stratasys et al. was filed on July 17, 2012, also in the Minnesota Court, naming the same persons (except for Objet) as defendants. On October 19, 2012, plaintiff in the Askersrud action filed a Notice of Dismissal Without Prejudice in the Minnesota Court. Each of the foregoing complaints has been filed in connection with the proposed merger of Stratasys and Objet. They generally allege that, in connection with approving the merger, the Stratasys directors breached their fiduciary duties owed to Stratasys stockholders and that Stratasys, Objet, Holdco and Merger Sub knowingly aided and abetted the Stratasys directors’ breaches of their fiduciary duties. The complaints seek, among other things, certification of the case as a class action, an injunction against the consummation of the transaction, a judgment against the defendants for damages, and an award of fees, expenses and costs to plaintiffs and their attorneys.

     In an effort to minimize cost and expense of any litigation relating to such lawsuits, on September 6, 2012, we and other defendants entered into a memorandum of understanding (“MOU”) with the parties to the actions pending in the Chancery Court and the Minnesota Court, pursuant to which we and such parties agreed in principle, and subject to certain conditions, to settle those stockholder lawsuits. Subject to approval of the Chancery Court and further definitive documentation, the MOU establishes a framework to resolve the allegations against us and other defendants in connection with the Merger Agreement and contemplates a release and settlement by the Company Stockholders of all claims against us and other defendants and our and their affiliates and agents in connection with the Merger Agreement. In exchange for such release and settlement, pursuant to the terms of the MOU, the parties agreed, after arm’s-length negotiations, that we would file a Current Report on Form 8-K amending and supplementing the applicable disclosure in our joint proxy statement/prospectus. On September 6, 2012, we filed a Form 8-K amending and supplementing the applicable disclosure in our joint proxy statement/prospectus. The settlement is also contingent upon, among other things, consummation of the Merger. If the MOU is not approved and such conditions are not satisfied, we will continue to vigorously defend these actions.

Item 1A. Risk Factors

     We encourage you to review the discussion of Forward Looking Statements and Factors That May Affect Future Results of Operations appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Annual Report Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (our “Q1 2012 Form 10-Q”), which could materially affect our business, financial condition or operating results. The risks described in our 2011 Form 10-K and Q1 2012 Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

Date: November 9, 2012	Stratasys, Inc.

	By:	/s/ ROBERT F. GALLAGHER
Robert F. Gallagher
Chief Financial Officer